Form 10-Q
period 1995-03-31
CRAFTMADE INTERNATIONAL INC
filed 1995-09-19
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________
         TO ___________

Commission File Number
-----------------------
      1-10471

                        CRAFTMADE INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                                75-2057054
                --------                                                ----------
      (State or other jurisdiction                                   (I.R.S. Employer
   of Incorporation or Organization)                               Identification No.)

2700 112th Street, Grand Prairie, Texas                                   75050
---------------------------------------                                   -----
(Address of principal executive offices)                                (Zip Code)

Registrants' telephone number, including area code (214) 647-8099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/      NO / /

3,291,069 shares of Common Stock were outstanding as of April 28, 1995

               CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                    Index to Quarterly Report on Form 10-Q


Part I.  Financial Information

         Item 1. Financial Statements (unaudited)

                 Condensed Consolidated Statements of Income for the three months and nine months ended March 31, 1995 and 1994.

                 Condensed Consolidated Balance Sheets as of March 31, 1995 and June 30, 1994.

                 Condensed Consolidated Statement of Changes in Shareholders' Equity for the nine months ended March 31, 1995.

                 Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1995 and 1994.

                 Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                            ---------------------------      -------------------------
                                               March 31,      March 31       March 31,      March 31,
                                                 1994           1995            1994           1995
                                              -----------    -----------    -----------    -----------
Net Sales                                     $ 7,988,654    $ 7,907,629    $22,880,573    $25,550,121
Cost of goods sold                              4,983,627      5,297,473     14,599,489     16,483,420
                                              -----------    -----------    -----------    -----------
    Gross profit                                3,005,027      2,610,156      8,281,084      9,066,701
                                              -----------    -----------    -----------    -----------
Selling, general
 and administrative
 expenses                                       2,066,914      2,194,429      5,366,563      6,386,203
Interest expense, net                              77,076        128,650        245,025        360,548
Depreciation and
    amortization                                   58,021         55,058        180,340        184,702
                                              -----------    -----------    -----------    -----------
         Total expenses                         2,202,011      2,378,137      5,791,928      6,931,453
                                              -----------    -----------    -----------    -----------
Income before
    income taxes                                  803,016        232,019      2,489,156      2,135,248
Provision for
    income taxes                                  297,116         85,850        924,790        781,040
                                              -----------    -----------    -----------    -----------
Net income                                    $   505,900    $   146,169    $ 1,564,366    $ 1,354,208
                                              ===========    ===========    ===========    ===========
Earnings per
    common share                              $       .14    $       .04    $       .45    $       .39
                                              ===========    ===========    ===========    ===========
Weighted average
    shares outstanding                          3,467,172      3,443,918      3,467,259      3,472,892
                                              ===========    ===========    ===========    ===========


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                               June 30,      March 31,
                                                                                 1994          1995
                                                                            -----------    -----------
                                                                                           (Unaudited)
    Current assets:
    Cash                                                                    $   116,311    $   235,293
    Accounts receivable - trade,
      net of allowance                                                        6,835,133      5,611,996
    Inventory                                                                 7,167,543      9,437,753
    Prepaid expenses and other
      current assets                                                            758,725        679,614
                                                                            -----------    -----------
      Total current assets                                                   14,877,712     15,964,656
                                                                            -----------    -----------

    Property and equipment, net                                                 458,296        438,294
                                                                            -----------    -----------

    Other assets:
         Goodwill, net                                                          338,501        296,768
         Other assets                                                           178,764        329,047
                                                                            -----------    -----------
           Total other assets                                                   517,265        625,815
                                                                            -----------    -----------
                                                                            $15,853,273    $17,028,765
                                                                            ===========    ===========


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               June 30,     March 31,
                                                                                 1994         1995
                                                                            -----------    -----------
                                                                                           (Unaudited)
Current liabilities:
    Payable to bank                                                         $ 5,725,000    $ 7,450,000
    Accounts payable - trade and
         commissions                                                            306,234        340,618
    Income taxes payable                                                        219,144              -
    Other accrued liabilities                                                   194,069         74,538
                                                                            -----------    -----------
           Total current liabilities                                          6,444,447      7,865,156
                                                                            -----------    -----------
Other non-current liabilities                                                    36,247          8,927
                                                                            -----------    -----------
Shareholders' equity:
    Series A cumulative, convertible,
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                                        32,000         32,000
    Common stock, $.01 par value,
         15,000,000 shares authorized,
         4,055,483 and 4,092,483 shares
         as of June 30, 1994 and March
         31, 1995, respectively                                                  40,555         40,925
    Additional paid-in capital                                                6,841,488      7,024,265
    Retained earnings                                                         5,761,362      7,012,943
                                                                            -----------    -----------
                                                                             12,675,405     14,110,133

    Less: treasury stock, 609,414 and 788,914
         common shares at cost at June 30, 1994
         and March 31, 1995, respectively
         and 32,000 preferred shares at cost                                 (3,302,826)    (4,955,451)
                                                                            -----------    -----------
           Total shareholders' equity                                         9,372,579      9,154,682
                                                                            -----------    -----------
                                                                            $15,853,273    $17,028,765
                                                                            ===========    ===========

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)


                                            Voting            Series A     Additional
                                         Common Stock        Preferred      Paid-in       Retained   Treasury Stock
                                     ---------------------     Stock        Capital       Earnings    ------------        Total
                                      Shares        Amount     -------     ----------   ----------        Amount        ---------
                                     ---------     -------                                            ------------
Balance as of June 30, 1994          4,055,483     $40,555     $32,000     $6,841,488   $5,761,362     ($3,302,826)     $9,372,579
Cash Dividends                               -           -           -              -     (102,627)              -        (102,627)
Employee Stock Options                  37,000         370           -        182,777            -               -         183,147
Stock Repurchase                             -           -           -              -            -      (1,652,625)     (1,652,625)
Net Income for the nine
  months ended March 31, 1995                -           -           -              -    1,354,208               -       1,354,208
                                     ---------     -------     -------     ----------   ----------    ------------      ----------
                                     4,092,483     $40,925     $32,000     $7,024,265   $7,012,943     ($4,955,451)     $9,154,682
                                     =========     =======     =======     ==========   ==========    ============      ==========


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             FOR THE NINE MONTHS ENDED
                                                                            --------------------------
                                                                              March 31,      March 31,
                                                                                 1994           1995
                                                                            -----------    -----------
Net cash provided by (used for)
    operating activities                                                    $  (190,071)   $   220,820
                                                                            -----------    -----------
Cash flows from investing activities:
    Net additions to equipment                                                 (222,364)       (84,610)
                                                                            -----------    -----------
Cash flows from financing activities:
    Stock Repurchase                                                                ---     (1,652,625)
    Net proceeds from revolving line
         of credit                                                              325,000      1,725,000
    Proceeds from exercise of stock
         options                                                                 28,980         25,900
    Cash dividends                                                              (34,461)      (102,627)
    Other financing activities                                                  (31,469)       (12,876)
                                                                            -----------    -----------
    Net cash provided by (used for)
         financing activities                                                   288,050        (17,228)
                                                                            -----------    -----------
    Net increase (decrease) in cash                                            (124,385)       118,982
    Cash at beginning of year                                                   211,007        116,311
                                                                            -----------    -----------
    Cash at end of period                                                   $    86,622    $   235,293
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:


                                                                             FOR THE NINE MONTHS ENDED
                                                                            --------------------------
                                                                              March 31,      March 31,
                                                                                 1994           1995
                                                                            -----------    -----------
Cash paid during the period for:
    Interest                                                                $   245,025    $   360,548
                                                                            ===========    ===========
    Income taxes                                                            $   805,438    $   943,934
                                                                            ===========    ===========

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 1995
                                  (Unaudited)

Note 1 - BASIS OF PREPARATION AND PRESENTATION
         -------------------------------------

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 2 - STOCK REPURCHASE
         ----------------

On January 27, 1995, the Company's Board of Directors, by unanimous consent, consented to the initiation of a stock repurchase plan that would allow the Company to repurchase up to 200,000 shares of its issued and outstanding common stock. At March 31, 1995, the Company had repurchased 179,500 of such shares at an aggregate cost of $1,652,625.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results Of Operations
---------------------

Net sales decreased $81,025, or 1.0%, for the three months ended March 31, 1995 to $7,907,629, down from $7,988,654 for the same three month period last year. For the nine months ended March 31, 1995, net sales were $25,550,121, an increase of $2,669,548, or 11.7%, over sales of $22,880,573 for the same nine month period last year. The Company's fan division experienced a 5.8% increase in sales this quarter over the same quarter last year primarily from the expansion of its customer base, despite a significant weakness in housing starts throughout the nation. This increase was offset by a decrease in sales in the lamp division of $434,281 this quarter over the same period last year due to a general slowdown in this industry.

Gross profit for the three month period ended March 31 decreased from $3,005,027 or 37.6% of sales in 1994 to $2,610,156 or 33.0% of sales in 1995, representing a $394,871 decrease. For the nine month period ended March 31, gross profit increased from $8,281,084 or 36.2% of sales in 1994 to $9,066,701 or 35.5% of sales in 1995, representing a $785,617 increase. These decreases in gross margin percentages were the result of increases in costs of certain raw materials associated with the manufacture of its products. The raw materials cost increases relate to the increased demand for these materials. The Company is taking steps to increase prices to its customers, which should allow the Company to recover some of the decrease in gross margin in the fourth quarter of this year.

Total selling, general and administrative expenses increased $127,515 to $2,194,429, or 27.8% of sales, for the three months ended March 31, 1995, compared to $2,066,914, or 25.9% of sales, for the same three month period last year. Total selling, general and administrative expenses increased $1,019,640 to $6,386,203, or 25.0% of sales, for the nine months ended March 31, 1995, compared to $5,366,563, or 23.5% of sales, for the same nine month period last year. These increases were primarily attributable to increases in sales commissions, royalties and certain other costs directly correlated to the increases in fan sales, coupled with increases in salaries and related payroll costs associated with the Company's increased workforce.

Interest expense increased $51,574, to $128,650 for the three months ended March 31, 1995 from $77,076 for the same three month period in 1994. For the nine months ended March 31, 1995, interest expense was $360,548, an increase of $115,523 from interest expense of $245,025 for the same nine month period last year. These increases were primarily the result of increases in the bank's prime lending rate, coupled with increases in indebtedness required to finance the Company's current growth and its stock repurchase program.

Liquidity and Capital Resources
-------------------------------

The Company's cash increased $118,982, from $116,311 at June 30, 1994 to $235,293 at March 31, 1995. The Company's operating activities, coupled with decreases in accounts receivable but partially offset by increases in inventory levels, provided cash of $220,820.

Cash used for investing activities of $84,610 related primarily to the purchase of general warehouse and manufacturing equipment.

Cash used for financing activities of $17,228 was primarily the result of the repurchase of 179,500 shares of the Company's common stock in connection with the Company's recently-approved stock repurchase plan, at a total aggregate cost of $1,652,625. This was offset partially by additional borrowing on the Company's line of credit.

At March 31, 1995, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $2,550,000 available on its $10,000,000 line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, the remaining 20,500 shares of the Company's common stock to be repurchased through the Company's stock repurchase plan and its projected growth over the next twelve months.

                                    PART II

                               OTHER INFORMATION


Item 1.                   Legal Proceedings
                          -----------------
                          not applicable

Item 2.                   Changes in Securities
                          ---------------------
                          not applicable

Item 3.                   Defaults Upon Senior Securities
                          -------------------------------
                          not applicable

Item 4.                   Submission of Matters to a Vote of Security Holders
                          ---------------------------------------------------
                          not applicable

Item 5.                   Other Information
                          -----------------
                          not applicable

Item 6.                   Exhibits and Reports of Form 8-K
                          --------------------------------
                          a).     Exhibits
                                  none

                          b).     Reports on Form 8-K
                                  none

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                               CRAFTMADE INTERNATIONAL, INC.
                                                                               -----------------------------
                                                                                        (Registrant)

Date  April 28, 1995                                                                 JAMES R. RIDINGS
                                                                                     ----------------
                                                                                     JAMES R. RIDINGS
                                                                                    President and Chief
                                                                                     Executive Officer