Form 10-K405
period 1995-06-30
CRAFTMADE INTERNATIONAL INC
filed 1995-09-19
CIK 856250

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995           Commission file number 1-10471

                        CRAFTMADE INTERNATIONAL, INC.

           (Exact name of registrant as specified in its charter)


              DELAWARE                                           75-2057054
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

        2700 112TH STREET                                          75050
      GRAND PRAIRIE, TEXAS                                       (Zip Code)

                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (214) 647-8099

      Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:

    Title of Each Class                               Name of each exchange
COMMON STOCK, $.01 PAR VALUE                           on which registered

                                                      NASDAQ NATIONAL MARKET
                                                              SYSTEM

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X     No
                                               ------     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X
                                -----

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 31, 1995, was $23,860,250.

         The number of shares outstanding of the registrant's $.01 Par Value Common Stock as of July 31, 1995, was 3,291,069.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement pertaining to the registrant's 1995 annual meeting of shareholders are incorporated by reference into Part III of this report.

================================================================================

                                     INDEX


PART I

      Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
      ------------------
      Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
      --------------------
      Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
      ---------------------------
      Item 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . .      7
      -------------------------------------------------------------

PART II

      Item 5.   Market for the Registrant's Common Stock and Related
      --------------------------------------------------------------
            Security Holder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
            -----------------------
      Item 6.   Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9
      ---------------------------------
      Item 7.   Management's Discussion and Analysis of Financial
      -----------------------------------------------------------
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
            -----------------------------------
      Item 8.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
      ------------------------------
      Item 9.   Changes in and Disagreements with Accountants on
      ----------------------------------------------------------
            Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
            -----------------------------------

PART III

      Item 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . .     15
      -----------------------------------------------------------
      Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
      -------------------------------
      Item 12. Security Ownership of Certain Beneficial Owners
      --------------------------------------------------------
            and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
            --------------
      Item 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . .     15
      -------------------------------------------------------

PART IV

      Item 14. Exhibits, Financial Statements, Financial Statement
      ------------------------------------------------------------
            Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
            ---------------------------------
      Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

                                     PART I

ITEM 1. BUSINESS

  The Company

     Craftmade International, Inc. (the "Company") was incorporated under the laws of the State of Texas on July 16, 1985 under the name of Mastercraft International, Inc. for the purpose of distributing ceiling fans, furniture, hardware and plumbing products. In January 1986, the Company limited its operations to the marketing and distribution of ceiling fans and related products and accessories. An arrangement with Fanthing Electrical Corp., ("Fanthing"), Taichung, Taiwan was completed in August 1986 for the manufacture of ceiling fans designed to the Company's specifications. The Company's ceiling fan product line consists of 23 series and 125 basic models of premium priced to lower priced ceiling fans, and represents approximately 65% of the Company's current product sales. The Company also markets 135 light kit models for attachment and use with the Company's ceiling fans or other ceiling fans, as well as parts and accessories for its ceiling fans and light kits. The Company purchases most of its light kits from Sunlit Industries ("Sunlit"), Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management's judgement, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. The Company's national sales organization, which consists of 29 independent sales representative groups employing approximately 52 sales representatives, markets the Company's products to in excess of 1,400 lighting showrooms and electrical wholesalers which sell primarily to the new home construction, remodeling and replacement markets. These markets are comprised principally of private residences and, to a lesser extent, offices, restaurants and certain public facilities.

     On July 26, 1990, the Company formed Durocraft International, Inc. ("Durocraft") and completed an agreement and plan of merger with DMI Products, Inc. ("DMI"). Durocraft Design Manufacturing, a division of Durocraft, is a lamp manufacturer whose customer base includes major specialty retail chains. The merger has enabled the Company to expand its market share in the lighting industry. A division of Durocraft, Global Electronics, is a wholesaler of computer cable and accessories.

     On December 27, 1991, the Company changed its state of incorporation from Texas to Delaware, at which time all of the Company's outstanding common stock was exchanged, share for share, for $.01 par value common stock.

     On September 30, 1992, the Company formed C/D/R Incorporated located in Wilmington, Delaware for the purpose of holding all of the rights to the Company's trademarks. Management believes that these intangible assets have value and the Company will defend them as necessary.

  Background

     Prior to the advent of air conditioning, ceiling fans were used in homes and other facilities to make hot weather tolerable by reducing air stratification. Developments in air conditioning technology and the pervasive use of central air conditioning and individual air conditioning units limited the market for ceiling fans until the mid 1970's, when high energy costs led to the rediscovery of ceiling fans primarily due to their potential for energy conservation. Additional benefits of utilizing ceiling fans during winter and less temperate periods to circulate warm air concentrated near ceilings down to floor level were also recognized at this time.

     The Company estimates that annual unit sales of ceiling fans in the United States grew substantially in the 1970's and through 1983, and then declined and have stabilized since that time. Management believes that the principal factors underlying growth of unit sales between 1976 and 1983 were increased penetration of the residential household market, particularly in the northern and western sections of the United States (areas which historically have had a disproportionately low percentage of ceiling fan ownership), a continued shift to lower and medium priced ceiling fans, an increase in multiple fan ownership and replacement purchases. Management attributes the moderation of unit sales since 1983 to the initial saturation in the northern and western sections of the United States following limited usage prior to that time. The Company does not believe that industry unit sales of ceiling fans in the United States market will increase substantially in the foreseeable future. The Company will attempt to expand future sales of its ceiling fans by increasing its market share.

  Products

     All of the Company's ceiling fans are manufactured by Fanthing, and most of its light kits are purchased from Sunlit. Fanthing manufactures the ceiling fans based on specifications provided by the Company. The finished products are packaged and labelled by the manufacturer under the Company's trade name, Craftmade(R). Light kits used in conjunction with ceiling fans are similarly produced and packaged.

     Ceiling Fans -- The Company's ceiling fan product line consists of 23 series and 125 basic models of ceiling fans for sales to the new construction, remodeling and replacement markets. Series are classified on the basis of cost, air movement and appearance. Craftmade fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Presidential II, Crescent and High-Tech series to various low-end builder series. Suggested retail prices for the various Craftmade fans ranged at June 30, 1995 from $70.00 (builder series) to $780.00 (Cameo Series), which the Company believes are favorably priced relative to other mid-level and premium ceiling fans distributed by Hunter and Casablanca, yet represent comparable quality and performance characteristics.

     The Company's ceiling fans come in five motor sizes, five blade sizes and 24 different decorative finishes. The range of styles and colors give consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. All Craftmade fans include a dual capacitor system to control motor starting and running; a 16-pole motor for greater efficiency and smoother performance; aluminum rotors die cast for cool running; two sealed heavy duty bearings which are permanently lubricated; balanced blades and blade arms to minimize vibration; blade arm gaskets for quieter performance; reversible switching for summer and winter energy saving; shipping blocks to maintain alignment in transit; and three-speed switches for high, medium, low and off. In management's judgement, although not specifically confirmed by any independent testing service, these features enable the Company's ceiling fans to perform efficiently, consistently and for extended periods. Management also believes that, in addition to these design features, the quality control program adhered to by Fanthing in the course of manufacturing contributes significantly to the quality and durability of the Craftmade fan. All Craftmade fans carry a limited warranty against defects in workmanship and materials covering the entire ceiling fan for one year and also provides a ten year warranty with respect to the motor contained in all fans except the Presidential I, Presidential II, Cameo, Crescent, Sergio and High-Tech Series, which carry a limited lifetime warranty. In addition, while the Company's agreement with Fanthing does not contain provisions relating to adjustments or returns as a result of product defect, Fanthing has previously extended the Company full credit for any product returns during the period of their working relationship.

     Light Kits -- The Company markets 135 models of light kits which may be utilized with the Company's ceiling fans or other ceiling fans. These kits, which consist of the glass shades and fitters, presently represent approximately 15% of the Company's product sales. As of June 30, 1995, suggested retail prices for the Company's light kits ranged from $16.50 to $250.00. Since the demand for the Company's Elegance Collection, which includes lead crystal and alabaster designer shades, has increased, the Company will continue its efforts to expand these premium lines.

     Lamps -- The Company assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses to be sold under private brand labels. In addition, the Company markets lamps under its own proprietary trade names. The lamps are assembled at the Company's facilities in Grand Prairie, Texas and consist of wood, solid brass, zinc coated, crystal, ceramic and porcelain table, floor and desk lamps as well as hanging lantern kits. At the present time, all of the Company's lamps are sold at retail prices ranging from $58 to $274. Sales of the Company's lamps account for approximately 15% of the Company's product sales.

     Accessories and Cable Components -- The Company also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal downrods for use with ceiling fans. In addition, following the acquisition of DMI Products, Inc. in July 1990, the Company also distributes various cable components, including connectors, switches and compatibles acquired from Far East manufacturers for use with computers and telephone board circuitry. Sales of such accessories and cable components presently account for approximately 5% of the Company's product sales.

  Manufacturing

     The Company's ceiling fans and most of its light kits and certain accessories are produced by Fanthing and Sunlit. The Company has had a working agreement with Fanthing since August 1986 to provide the Company with all of its ceiling fans and certain fan accessories. The Company selected Fanthing to manufacture the Craftmade fan based on its proven capability to produce and ship a wide variety of ceiling fans on a cost effective basis while at the same time maintaining excellent quality control in the manufacturing process. According to information made available to the Company, Fanthing was organized in 1981 and manufactures ceiling fans from a manufacturing facility consisting of in excess of 21,000 square feet in Taichung, Taiwan. The Company believes that a substantial part of Fanthing's revenues are derived from sales of ceiling fans to the Company. On December 7, 1989, the Company and Fanthing entered into a formal written agreement which is terminable on 180 days prior notice. The written agreement does not obligate Fanthing to produce and sell products to the Company in any specified quantity, nor does it obligate Fanthing to sell products to the Company at a fixed price. Fanthing is permitted under the arrangement to manufacture ceiling fans for other distribution provided such ceiling fans are not a replication of Craftmade's series or models. Fanthing also manufactures certain ceiling fan accessories, such as down rods, which are sold by the Company independently of its ceiling fans.

     Fanthing has provided the Company with a $1,000,000 credit facility, pursuant to which Fanthing will manufacture and ship ceiling fans prior to receipt of payment from the Company. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately one month's supply of ceiling fans and represents a supplier commitment which, in the opinion of the Company, is unusual for the industry. Fanthing is not required to provide this credit facility under its agreement with the Company, and Fanthing may discontinue this arrangement at any time. The Company places orders with Fanthing in anticipation of normally recurring orders. In the ordinary course of business, orders are filled within 60 days which includes approximately 20 days for transport. All orders are in U.S. dollars. In the event of any fluctuation in exchange rates exceeding approximately 5%, any future orders placed by the Company may be adjusted accordingly. Ceiling fans are shipped in container-size lots, generally consisting of 1,600 fan units. Delivery is made in Dallas, Texas upon presentment of documents by the Company's designated freight forwarder following payment for such containers at Fanthing's bank in Taiwan. While the Company believes the present arrangement for purchases and delivery has been generally satisfactory, the demand for Craftmade fans has periodically exceeded the Company's delivery capabilities.

     Under a stock purchase agreement between the Company and Fancy Industrial, Inc. ("Fancy"), a Texas corporation and wholly-owned subsidiary of Fanthing, the Company, at its option, may repurchase 101,196 shares owned by Fancy Industrial, Inc. for an aggregate purchase price of $137,774. The Company has no intention of reacquiring any shares from Fancy at this time. The Company believes that its relationship with Fanthing and its ability to supply quality ceiling fans at competitive prices have been critical to the success of the Company. The Company believes its relationship with Fanthing to be excellent and foresees no reason, based on its association to date, for such relationship to deteriorate. If for any reason Fanthing were to discontinue its relationship with the Company in the future or should it be unable to continue to supply sufficient amounts of Craftmade products, the Company would be required to seek alternative sources of supply. There can be no assurance that any such alternative source of supply will produce products of comparable quality to those produced by Fanthing, or that any such source will sell products to the Company at prices and on terms as favorable as those presently applicable to purchases made by the Company from Fanthing.

     The Company purchases most of its light kits from Sunlit which is located in Taipei, Taiwan. According to information made available to the Company, Sunlit was organized in January 1989 and occupies a manufacturing facility consisting of approximately 10,000 square feet. The Company believes that substantially all of Sunlit's revenues are derived from the sale of lighting kits to the Company. Light kit orders are placed independently of ceiling fan orders, but are also received in container-size lots generally consisting of up to 4,500 light kit units under payment and delivery arrangements similar to those for ceiling fans. The Company offers a variety of light kits in various finishes and colors, as well as a variety of fixtures designed for ceiling fans. The Company also offers a variety of glass selections for the various light fixtures, including blown glass, beveled glass and crystal. Fixtures and glass are shipped from Sunlit in the light kit containers. The Company's wall controls, timers and switches as well as certain of its ceiling fan blades, representing approximately 1% of the Company's product sales, are manufactured by companies based in the United States. The Company offers a variety of custom blade sets in various sizes and finishes, including unfinished oak, ash and other wood grains and in clear, mirror, gold mirror, black, smoke and antique white acrylic. The finished products are packaged and labeled under the Company's Craftmade brand name.

     The Company assembles its lamps at its Grand Prairie facilities which includes the placement of the base, cap and shade together with the necessary wiring. Substantially all of the components are manufactured by domestic and foreign manufacturers located in Taiwan, China and Germany; however, the Company does undertake limited manufacturing of certain shade components. The Company purchases its components on a non-exclusive basis from such suppliers on either open account or through letters of credit, and no individual manufacturer accounts for in excess of 3% of such components.

  Distribution

     The Company's products are marketed through in excess of 1,400 lighting showrooms and electrical wholesalers specializing in sales to the new home construction, remodeling and replacement markets. The Company's ceiling fans, light kits and accessory parts are distributed through 29 independent sales representative groups on a national basis (except for Alaska and

Hawaii). Each sales representative group is selected to represent the Company in a specific market area. The independent sales representative groups comprise a sales force for the Company's products of approximately 52 sales representatives. Sales representatives represent the Company exclusively in the sale of ceiling fans. Sales representatives are paid commissions on such sales. During the fiscal year ended June 30, 1995, no single lighting showroom or electrical wholesaler accounted for more than 2% of the Company's sales.

     Sales representatives are carefully selected and continually evaluated in order to promote high level representation of the Company's products. Company personnel provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market the Company's products. Additional training is provided at least annually, especially for new product series, at semi-annual trade shows held in Dallas, Texas and elsewhere. Management believes it has assembled a highly motivated and effective sales representative organization which has demonstrated a strong commitment to the Company and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of the Company's products as well as the ongoing administrative and marketing support that the Company provides to its sales representatives.

     As of June 30, 1995, of the Company's lamps sold to major retail chains and catalog houses to be distributed under private brand labels, approximately 83% were sold to Bombay Company. The balance of these lamp sales are made to various catalog houses and other retail chains including the Horchow Mail Order Catalog and Dr. Livingston. The Company also markets lamps under proprietary labels through lighting showrooms, furniture stores and mass merchandising and department stores.

     The Company acts as a distributor for various overseas manufacturers of a range of cable components which account for approximately 4% of the Company's total product sales.

  Marketing

     The Company relies primarily on the reputation of Craftmade ceiling fans and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of the Company's products. The principal market for the Company's products is the new home construction, remodeling and replacement markets. The Company utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog. The Company also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (January and July), and the Company maintains a showroom at the Dallas Trade Mart. The Company provides the same 10-year limited warranty on the fan motor for each series of its ceiling fans, and includes a one-year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. The Company also provides a limited lifetime warranty on the Presidential series, High-Tech series, Sergio, Cameo and Crescent series ceiling fans. The Company believes these warranties, which are limited to its premium fan series, are highly attractive to dealers and consumers alike.

  Product Expansion

     The Company's proposed expansion of its light kit product line will include the development of new lighting fixture product lines to be marketed under the Craftmade name, including under cabinet lighting, bathroom and dressing room lighting, low voltage outside lighting and additional parts and accessories complementing its various product lines. The Company believes that such proposed new product lines will complement its light kit product line and that such product lines can be marketed through the same sales representatives, showrooms and electrical wholesalers which presently distribute the Company's ceiling fans and light kit products. The Company has commenced discussions with Sunlit and other manufacturers for the production of such new lighting fixture lines.

  Backlog

     As substantially all of the Company's ceiling fan and lighting kit products are shipped to customers within 72 hours following receipt of orders, backlog is not material to the Company's operations. The Company at present is accepting orders for ceiling fans and light kits based on product availability. At June 30, 1995, Durocraft had approximately $2,300,000 in open lamp orders which are expected to be filled in the current fiscal year, compared with $2,700,000 in open lamp orders at June 30, 1994 which were filled during the year ended June 30, 1995. As a result, Durocraft is required to carry significant amounts of inventory to meet rapid delivery requirements of its customers.

  Competition

     The ceiling fan and lighting fixture market is highly competitive at all levels of operation. Some of the major companies in this industry include Casablanca, Hunter, Emerson Electric and Fasco. A number of other well established companies are also currently engaged in activities that compete directly with those of the Company. Some of the Company's competitors are better established, have longer operating histories, have substantially greater financial resources or have greater name recognition than the Company; however, the Company believes that the quality of its products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable the Company to compete successfully in these highly competitive markets.

  Independent Safety Testing

     All of the ceiling fans, light kits and lamps sold by the Company in the United States are tested by UL, which is an independent non-profit corporation which tests certain products, including ceiling fans and lighting fixtures, for public safety. Under its agreement with UL, the Company voluntarily submits its products to UL, and UL tests the products for safety. If the product is acceptable, UL issues a listing report which provides a technical description of the product. UL provides the manufacturers with procedures to follow in manufacturing the products. Electrical products which are manufactured in accordance with the designated procedures display the UL listing mark, which is generally recognized by consumers as an indication of a safe product and which is often required by various governmental authorities to comply with local codes and ordinances. The contract between the Company and UL provides for automatic renewal unless either party cancels as a result of default or gives applicable prior notice.

  Product Liability

     The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of its products sold. While no material claims have been made against the Company since its inception and the Company maintains $10,000,000 in product liability insurance, there can be no assurance that claims will not arise in the future or that the coverage of such policy will be sufficient to pay such claims.

  Patents and Trademarks

     The Company does not believe that patent protection is significant to most of the Company's products or current business operations. The Company holds a patent on its Cathedral Ceiling Adapter and the license on the patents for the Crescent Series fan and the Carousel light kit. The Company also holds certain other license agreements which is in the ordinary course of its business. Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company does not believe that such patents are material to the production of Craftmade products. The Company's trademarks, Craftmade(R) and Durocraft(R), are registered with the United States Patent and Trademark office.

  Employees

     As of July 31, 1995, the Company employed a total of 98 full time employees, including four executive officers, nine managers, thirteen clerical and administrative personnel, ten marketing, twenty-eight warehouse and thirty-four production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

     The Company's headquarters are located in Grand Prairie, Texas and consist of approximately 172,000 square feet of leased general office and warehouse space. The lease will expire in December 1995 and provides for monthly rental payments of $50,872. The Company believes that its present facilities will be sufficient for its purposes through the term of the lease. The Company also leases 1,656 square feet of permanent display facilities at the Dallas Trade Mart. The lease will expire in April 1998 and provides for monthly rental payments of approximately $2,993.

     The Company has a contract to purchase a new facility that is to consist of approximately 378,000 square feet of general office and warehouse space and is currently under construction in Coppell, Texas at an estimated purchase price of $9,200,000. The Company anticipates that it will purchase this new facility and relocate its operations during December 1995 . The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The Company has obtained a commitment from a financial institution to finance the Company's purchase of this facility at an interest rate of 8.125% for a term of twelve years.

ITEM 3. LEGAL PROCEEDINGS

     There are certain pending claims and matters incidental to normal business operations of the Company. Although the ultimate outcome of these claims is not presently known, in the opinion of management, it is unlikely that the resolution of any present claims will have a material impact on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Since the initial public offering of the Company's Common Stock at $3.50 per share on April 16, 1990, the Common Stock has been traded on NASDAQ under the symbol CRFT. On July 16, 1992, the Company was approved for inclusion in the National Market System of NASDAQ. At that time, the Company voluntarily delisted its common shares from the Boston Stock Exchange. Prior thereto, the Company's shares traded on a limited basis on that exchange. Prior to April 16, 1990, there was no public market for the Common Stock.

     The following table sets forth for the periods indicated the high and low closing sales prices per share of Common Stock on the NASDAQ National Market System, as reported by NASDAQ.

                                                                   HIGH         LOW
                                                                 ---------    -------
        Fiscal Year Ended June 30,1994:
          First Quarter                                          $10 1/4      $ 7 5/8
          Second Quarter                                          10 3/4        9 1/4
          Third Quarter                                           12 3/8       10 1/8
          Fourth Quarter                                          11 7/8        8 7/8
        Fiscal Year Ended June 30, 1995:
          First Quarter                                           10 11/16      9
          Second Quarter                                          10 7/8        9 1/8
          Third Quarter                                           10 1/8        8 1/2
          Fourth Quarter                                           8 3/8        7 1/4
        Fiscal Year Ended June 30, 1996:
          First Quarter (through July 31, 1995)                    8 1/8        7 1/8

     On July 31, 1995, there were 157 holders of record of the Company's Common Stock.

     North American Transfer Company, 147 West Merrick Road, Freeport, New York 11520, is the Transfer Agent and Registrar for the Company's Common Stock.

     On March 15, 1994, the Company's Board of Directors adopted a policy to pay $0.01 per share dividend on a quarter to quarter basis within the discretion of the Board out of the capital surplus or profits of the Company. The quarterly dividends may not exceed 40% of the Company's net profit before taxes as restricted by the Company's revolving line of credit. Pursuant to this policy, the Board has declared and paid a quarterly dividend for each quarter since March 31, 1994.

  Company Common Stock Price Performance Graph

     The following graph provides an indicator of and compares the percentage change of cumulative total shareholder return of the Company's Common Stock against the cumulative total return of the Russell 2000 Index and the NASDAQ Composite Index since the initial public offering of the Company's Common Stock on April 16, 1990. This graph assumes $100 was invested on April 16, 1990 in the Company's Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. Both the Russell 2000 Index and the NASDAQ Composite Index exclude the Company.

                                   4/16/90    1990      1991      1992      1993      1994      1995
                                   -------   -------   -------   -------   -------   -------   -------
Russell 2000                        100.00    104.06    103.01    116.03    143.58    147.85    174.52
NASDAQ Composite                    100.00    105.86    108.99    128.06    161.42    161.66    213.75
Craftmade International             100.00    169.71    112.57    164.28    282.28    255.43    228.57

     The historical stock price performance of the Company's Common Stock shown on the graph above is not necessarily indicative of future stock performance.

     The Company has compared its stock price performance with that of the Russell 2000 Index as it does not believe it can reasonably identify a peer group and no comparable published industry or line-of-business index is available. The Russell 2000 Index consists of companies with market capitalization similar to that of the Company; accordingly, the Company believes the Russell 2000 Index is the best available performance comparison.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data in the tables below are for the five fiscal years ended June 30, 1995. The data should be read in conjunction with the financial statements and notes, which are included elsewhere herein. The amounts listed below are in thousands (except per share amounts).

                                                               FOR THE YEARS ENDED
                                               ----------------------------------------------------
                                               JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                 1991       1992       1993       1994       1995
                                               --------   --------   --------   --------   --------
Selected Operating Results:
Net sales                                      $ 18,547   $ 22,750   $ 27,479   $ 32,130   $ 34,353
Gross profit                                      5,853      7,555      9,043     11,729     12,381
Income before income taxes                          345      1,618      2,600      3,688      2,977
Net income                                          201      1,060      1,646      2,385      1,903
Net income per common share                         .06        .31        .48        .69        .55
Cash dividends declared per common share       $     --   $     --   $     --   $    .02   $    .04
Weighted average common shares outstanding        3,270      3,395      3,454      3,472      3,431

                                               JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                 1991       1992       1993       1994       1995
                                               --------   --------   --------   --------   --------
Summary Balance Sheet:
Current assets                                 $  7,755   $  9,517   $ 11,513   $ 14,878   $ 16,720
Current liabilities                               5,555      5,472      5,535      6,444      8,065
Long-term obligations                               247        160         86         36         --
Total assets                                      9,074     10,615     12,474     15,853     17,631
Retained earnings                                   739      1,799      3,445      5,761      7,528
Shareholders' equity                              3,272      4,982      6,853      9,373      9,565
Book value per common share                    $   1.03   $   1.48   $   2.00   $   2.71   $   2.90

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Year Ended June 30, 1995 compared to June 30, 1994

     Net sales increased to $34,352,775 for the year ended June 30, 1995 from $32,130,223 for the year ended June 30, 1994, representing an increase of $2,222,552, or 6.9%. This increase in sales was primarily attributable to a 6.5% increase in sales from the Company's fan division as a result of the expansion of this division's customer base in excess of 10% and the continued success of new product introductions, despite the significant weakness in new home construction throughout the nation that affected the entire industry. This increase was supported by a 17% increase in lamp sales, primarily attributable to the addition of several new lamp styles to this division's major customer. The Company's increase in sales during fiscal 1995 was less than its historical levels of 15-20% primarily resulting from the downturn in new home construction. The Company is well positioned for sales growth at its historical levels should interest rates and consumer confidence stabilize, which would add strength to the resurgence of new home construction. Sales during fiscal 1995 to one of the lamp division's customers represented approximately 12% of the Company's fiscal 1995 consolidated sales. Recently, this customer has experienced a decline in sales which may adversely impact their level of purchases from the lamp division. However, the Company is focusing on broadening its customer base in the lamp division to minimize any negative impact this trend may have.

     Gross profit increased to $12,380,599, or 36.0% of sales, for the year ended June 30, 1995, as compared to $11,728,649, or 36.5% of sales, for the year ended June 30, 1994. The Company experienced a decrease in its gross profit percentage primarily as a result of a 9% increase in costs of certain raw materials associated with the manufacture of its products, partially offset by a price increase to the Company's customers implemented during May 1995. As prices have stabilized for these raw materials and as the Company continues to introduce additional higher end products into the market gross margins have begun to improve. The Company's management anticipates that this trend will continue.

     Total selling, general and administrative expenses increased $1,198,107 to $8,640,636, or 25.2% of sales, for the year ended June 30, 1995 from $7,442,529, or 23.2% of sales, for the year ended June 30, 1994. This increase was primarily attributable to (i) an increase in commissions and certain other costs directly correlated to the increase in sales and (ii) an increase in costs associated with the growth in the Company's workforce during the year ended June 30, 1995. The Company's management believes that the Company's current work force can adequately service the anticipated sales growth of the Company without incurring a proportionate increase in selling, general and administrative expenses. The Company's management also anticipates a decrease in certain costs associated with leasing a facility after the purchase and relocation of the Company's operations to the new facility, anticipated to be December 1995.

     Net interest expense increased $181,232 to $520,659 for the year ended June 30, 1995 from $339,427 for the year ended June 30, 1994. This increase was primarily the result of increases in the bank's prime lending rate, coupled with increases in indebtedness required to finance the Company's current growth and its stock repurchase program. The Company's management anticipates that interest expense in fiscal 1996 related to the line of credit may stabilize as interest rates settle and through the successful negotiation of the renewal of the Company's line of credit in November 1995. The Company also anticipates that total interest expense will increase in fiscal 1996 related to the financing of the new facility purchase.

     The provision for income taxes decreased to $1,073,551, or 36.1% of income before income taxes for the year ended June 30, 1995 from $1,303,320, or 35.3% of income before income taxes, for the year ended June 30,1994.

     Net income decreased to $1,903,1175 or $.55 per share, for the year ended June 30, 1995 from $2,385,026, or $.69 per share, for the year ended June 30, 1994. This decrease was primarily the result of the decrease in the Company's gross profit percentage and increases in selling, general and administrative expenses.

  Year Ended June 30, 1994 compared to June 30, 1993

     Net sales increased to $32,130,223 for the year ended June 30, 1994 from $27,479,068 for the year ended June 30, 1993, representing an increase of $4,651,155, or 16.9%. This increase in sales was primarily attributable to a 24.5% increase in fan sales through the Company's continuing increase in market share, the success of new product introduction and the rise in housing starts. Improved fan sales were partially offset by an 11.1% decrease in lamp sales as the division adjusted to the loss of a major customer in 1992.

     Gross profit increased to $11,728,649, or 36.5% of sales, for the year ended June 30, 1994, from $9,043,013, or 32.9% of sales, for the year ended June 30, 1993. This increase was primarily the result of a continuing growth in sales of the Company's higher end product line as consumers began to focus on the decorative as well as functional aspects of ceiling fans.

     Total selling, general and administrative expenses increased $1,565,507 to $7,442,529, or 23.2% of sales, for the year ended June 30, 1994 from $5,877,022, or 21.4% of sales, for the year ended June 30, 1993. This increase was attributable to (i) an increase in freight expense related to a change in the Company's freight policy, (ii) an increase in commissions and certain other costs directly correlated to sales and (iii) an increase in costs associated with a 21% increase in the Company's work force.

     Net interest expense decreased $595 to $339,427 for the year ended June 30, 1994 from $340,022 for the year ended June 30, 1993. This decrease was primarily the result of reductions in the bank's prime lending rate throughout the year, partially offset by the Company's higher borrowing base over the prior year necessary to finance the Company's current growth.

     The provision for income taxes increased to $1,303,320, or 35.3% of income before income taxes, for the year ended June 30, 1994 from $954,105, or 36.7% of income before income taxes, for the year ended June 30, 1993.

     Net income increased to $2,385,026, or $.69 per share, for the year ended June 30, 1994 from $1,646,137, or $.48 per share, for the year ended June 30, 1993. This increase was primarily the result of the increase in sales and gross margins, partially offset by increases in selling, general and administrative expenses.

  Year Ended June 30, 1993 compared to June 30, 1992

     Net sales increased to $27,479,068 for the year ended June 30, 1993 from $22,750,227 for the year ended June 30, 1992, representing an increase of $4,728,841, or 20.8%. This increase in sales was primarily attributable to a nearly 10% increase in the Company's customer base, the success of several new products introduced by the Company this year, the continuing increase in market penetration by the ceiling fan division and a 65% increase in lamp division sales. These increases are particularly positive considering the unusually poor weather experienced during the second half of fiscal 1993 and the apparent wariness by consumers regarding the current political climate.

     Gross profit increased from $7,555,244, or 33.2% of sales, for the year ended June 30, 1992 to $9,043,013, or 32.9% of sales, for the year ended June 30, 1993. The slight decrease in gross profit as a percentage of sales was a result of inefficiencies encountered in the lamp division during its higher than anticipated growth, but was partially offset by the continuing increase in gross profit as a percentage of sales in the ceiling fan division as demand for its higher end products increased.

     The Company continued to demonstrate its ability to service increasing sales without proportionately increasing selling, general and administrative expenses. During fiscal 1993, the Company incurred an 11.3% increase, or $595,086, in its selling, general and administrative expenses over fiscal 1992 expenses of $5,281,936, or 23.2% of sales. This increase to $5,877,022, or 21.4% of sales, in fiscal 1993 was primarily attributable to (i) an increase in expenses related to the marketing of the Company's products, (ii) an increase in commissions related to the increase in sales, and (iii) an increase in salaries and related payroll costs corresponding with the increase in the Company's labor force.

     Net interest expense decreased from $410,791 or 1.8% of sales, for the year ended June 30, 1992 to $340,022, or 1.2% of sales, for the year ended June 30, 1993, representing a decrease of $70,769, or 17.2%. This decrease was primarily attributable to the decrease in the Company's interest rate on its line of credit through the reductions in the prime lending rate and the successful negotiation by management of a reduction in its borrowing rate, but was partially offset by the Company's higher borrowing base this year compared to last year.

     The provision for income taxes increased from $558,203, or 34.5% of income before income taxes, for the year ended June 30, 1992 to $954,105, or 36.7% of income before income taxes, for the year ended June 30, 1993. The increase in the effective tax rate resulted primarily from the accrual of additional state taxes after the recent change in the state of Texas tax structure.

     Net income increased to $1,646,137, or $.48 per share, for the year ended June 30, 1993 from $1,060,064, or $.31 per share, for the year ended June 30, 1992, representing an increase of $586,073 or 55.3%. This increase in net income was a result of the increase in sales coupled with the decrease in overhead expenses as a percentage of sales and the decrease in interest expense, but was partially offset by an increase in the Company's effective tax rate.

  Liquidity and Capital Resources

     Fiscal year ended June 30, 1995 -- The Company's cash increased $152,392, from $116,311 at June 30, 1994 to $268,703 at June 30, 1995. The Company's
operating activities provided cash of $364,186, primarily from net income and decreases in accounts receivable of $452,062, offset by increases in inventory of $1,437,940 and prepaid assets of $678,046. The overall increase in inventory is primarily attributable to purchasing based on historical requirements to meet anticipated sales growth. As mentioned previously, the downturn in new home construction during the latter part of fiscal 1995 limited the Company's sales growth. It is management's belief that the Company is well positioned for sales growth with the resurgence in new home construction and the current levels of inventory will be sufficient to meet customer's demands.

     The cash used by investing activities of $84,610 related to the purchase of warehouse equipment and general office furniture.

     Cash used by financing activities of $127,184 was primarily the result of the repurchase of 192,000 of the Company's Common Stock at an aggregate cost of $1,757,318, coupled with dividends paid totalling $136,141, but partially offset by $1,755,000 in additional borrowings on the Company's line of credit.

     On November 15, 1994, the Company's management negotiated an additional $2,000,000 on its existing line of credit increasing its line to $10,000,000. The Company's management believes that its current line of credit, combined with cash flow from operations, is adequate to fund the Company's current operating needs and its projected growth over the next twelve months.

     On January 27, 1995, the Company's Board of Directors authorized the Company's management to initiate a stock repurchase program. Under the terms of this program, the Company, at its option, may purchase up to 200,000 shares of the Company's Common Stock. At June 30, 1995, the Company had purchased 192,000 shares at an aggregate cost of $1,757,318 related to this program.

     The Company also has a contract to purchase a 378,000 square foot facility that is currently under construction, consisting of general office and warehouse space, at an estimated purchase price of $9,200,000. The Company anticipates that it will purchase this new facility and relocate its operations upon completion of this facility during December 1995. The Company has obtained a commitment from a financial institution to finance the purchase of this facility at an interest rate of 8.125% for a term of twelve years. During the fiscal year ended June 30, 1995, the Company made deposits of $503,500 in relation to the purchase of this facility, of which $384,000 is refundable upon the purchase of this facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

     Fiscal year ended June 30, 1994 -- The Company's cash decreased $94,696, from $211,007 at June 30, 1993 to $116,311 at June 30, 1994. The Company used $559,427 in cash from operations. This use of cash was primarily due to increases in inventory of $1,220,873 and accounts receivable of $1,979,647, partially offset by net income and from certain expenses not requiring cash.

     The cash used by investing activities of $283,093 related to the purchase of warehouse equipment, the upgrading of the Company's computer system and the addition of office space to accommodate the lamp division.

     Cash provided by financing activities of $747,824 was primarily the result of $825,000 in additional borrowings on the Company's line of credit, partially offset by quarterly dividends of $68,921.

     Fiscal year ended June 30, 1993 -- The Company's cash increased $117,510, from $93,497 at June 30, 1992 to $211,007 at June 30, 1993. The Company used $65,268 in cash from operations. This use of cash was primarily due to increases in inventory of $1,803,100, partially offset by increased profitability and from certain expenses not requiring cash.

     The cash used by investing activities of $127,482 related to the purchase of lamp division equipment and general warehouse equipment and an upgrade of the Company's computer system.

     The cash provided by financing activities of $310,260 was primarily the result of $550,000 in additional advances on the Company's line of credit, offset by the note payment of $250,000 made to a shareholder.

  Accounting Changes

  Impairment of Assets -- FAS 121

     In March 1995, the Financial Accounting Standards Board issued FAS 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. The Company is required to adopt this statement by July 1, 1996; however, such adoption is not expected to have a material impact on the Company's results of operations or financial condition.

  Inflation

     Although the Company experienced an increase in its product costs during fiscal year 1995 which resulted in lower margins, generally inflation has not had, and the Company does not expect it to have, a material impact upon operating results. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS

     The financial statements and supplementary data are included under Item 14(a)(1) and (2) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement (herein so called) for its 1995 Annual Meeting of Shareholders, specifically the discussion under the heading "Election of Directors." It is currently anticipated that the Proxy Statement will be publicly available and mailed to shareholders in September 1995.

ITEM 11. EXECUTIVE COMPENSATION

     The discussion under "Remuneration of Directors and Officers and Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion under "Voting and Principal Shareholders" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

     1. Financial Statements -- The financial statements listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

     2. Financial Statement Schedule -- The financial statement schedule listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" described at F-1.

     3. Exhibits -- Refer to (b) below.

     (b) Exhibits

       10(n)         -- Lease agreement by and between Trammel Crow and Craftmade
                        International, Inc.
       10(o)         -- Revolving credit facility with Nations Bank
       22            -- Subsidiaries of the Registrant
       27            -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 1995.

Craftmade International, Inc.

By:      /s/ JAMES RIDINGS
     James Ridings, Chairman of the
                 Board,
     President and Chief Executive
                Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURES                               CAPACITY                  DATE
-----------------------------------------------  ----------------------------  ----------------
              /s/  JAMES RIDINGS                 Chairman of the Board,        August 28, 1995
                 James Ridings                     President, Chief Executive
                                                   Officer and Director
                                                   (Principal Executive
                                                   Officer)

           /s/  CLIFFORD CRIMMINGS               Vice President of Sales and   August 28, 1995
              Clifford Crimmings                   Director

             /s/  TERRY CULBERTSON               Chief Operating Officer,      August 28, 1995
               Terry Culbertson                    Secretary, Treasurer and
                                                   Director

              /s/  KEN CANCIENNE                 Chief Financial Officer,      August 28, 1995
                 Ken Cancienne                     Principal Accounting
                                                   Officer and Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



                                                                  Page
                                                                  ----
Financial Statements:
--------------------

   Report of Independent Accountants                               F-2

   Consolidated Statements of Income                               F-3

   Consolidated Balance Sheets                                     F-4

   Consolidated Statements of Cash Flows                           F-6

   Consolidated Statements of Changes in Shareholders' Equity      F-8

   Notes to Consolidated Financial Statements                      F-9



   Financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Craftmade International, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Craftmade International, Inc. and its wholly-owned subsidiaries (the "Company") at June 30, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP


Fort Worth, Texas
August 18, 1995

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                             For the years ended
                                                                ----------------------------------------------
                                                                  June 30,        June 30,           June 30,
                                                                   1993             1994               1995
                                                                -----------      -----------       -----------
Net sales                                                       $27,479,068      $32,130,223       $34,352,775
Cost of goods sold                                               18,436,055       20,401,574        21,972,176
                                                                -----------      -----------       -----------
Gross profit                                                      9,043,013       11,728,649        12,380,599
                                                                -----------      -----------       -----------

Selling, general and administrative expenses                      5,877,022        7,442,529         8,640,636
Interest expense                                                    340,022          339,427           520,659
Depreciation and amortization                                       236,527          258,347           242,636
Other, net                                                          (10,800)               -                -
                                                                -----------      -----------       -----------
                                                                  6,442,771        8,040,303         9,403,931
                                                                -----------      -----------       -----------
Income before income taxes                                        2,600,242        3,688,346         2,976,668

Provision for income taxes                                          954,105        1,303,320         1,073,551
                                                                -----------      -----------       -----------
Net income                                                      $ 1,646,137      $ 2,385,026       $ 1,903,117
                                                                ===========      ===========       ===========

Earnings per common share                                       $       .48      $       .69       $       .55
                                                                ===========      ===========       ===========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30,           June 30,
                                                                                   1994               1995
                                                                                -----------        -----------
Current assets:
  Cash                                                                          $   116,311        $   268,703
  Accounts receivable - trade, net of allowance
    of $120,000 and $145,000, respectively                                        6,789,161          6,142,937
  Other receivables                                                                  45,972            240,134
  Inventory                                                                       7,167,543          8,605,483
  Deferred income taxes                                                             315,259            448,299
  Prepaid expenses and other current assets                                         443,466          1,014,691
                                                                                -----------        -----------

     Total current assets                                                        14,877,712         16,720,247
                                                                                -----------        -----------

Property and equipment, at cost:
  Office furniture and equipment                                                    442,503            520,392
  Leasehold improvements                                                             77,386             77,386
  Computer equipment                                                                149,789            156,510
  Vehicles                                                                           29,114             29,114
  Equipment under capital leases                                                    197,582            181,357
                                                                                -----------        -----------

                                                                                    896,374            964,759
Less: accumulated depreciation                                                     (438,078)          (568,001)
                                                                                -----------        -----------

    Total property and equipment, net                                               458,296            396,758
                                                                                -----------        -----------

Goodwill, net of accumulated amortization
 of $231,280 and $286,924, respectively                                             338,501            282,857
Deferred income taxes                                                                54,451             24,117
Other assets                                                                        124,313            206,656
                                                                                -----------        -----------
    Total other assets                                                              517,265            513,630
                                                                                -----------        -----------

                                                                                $15,853,273        $17,630,635
                                                                                ===========        ===========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  June 30,           June 30,
                                                                                    1994               1995
                                                                                -----------        -----------
Current liabilities:
  Revolving line of credit                                                      $ 5,725,000        $ 7,480,000
  Accounts payable - trade                                                          139,008            204,688
  Commissions payable                                                               167,226            141,615
  Income taxes payable                                                              219,144            136,961
  Other accrued liabilities                                                         194,069            101,987
                                                                                -----------        -----------
      Total current liabilities                                                   6,444,447          8,065,251

Other non-current liabilities                                                        36,247                 -
                                                                                -----------        -----------
      Total liabilities                                                           6,480,694          8,065,251
                                                                                -----------        -----------
Shareholders' equity:
  Series A cumulative, convertible, callable preferred
    stock, $1.00 par value, 2,000,000 shares authorized;
    32,000 shares issued                                                             32,000             32,000
  Common stock, $.01 par value, 15,000,000 shares
    authorized; 4,055,483 and 4,092,483 shares issued,
    respectively                                                                     40,555             40,925
  Additional paid-in capital                                                      6,841,488          7,024,265
  Retained earnings                                                               5,761,362          7,528,338
                                                                                -----------        -----------
                                                                                 12,675,405         14,625,528
  Less: treasury stock, 609,414 and 801,414 common
   shares at cost respectively,
   and 32,000 preferred shares at cost                                           (3,302,826)        (5,060,144)
                                                                                -----------        -----------
                                                                                  9,372,579          9,565,384
Commitments and contingencies
  (Notes 6 and 7)
                                                                                -----------        -----------
                                                                                $15,853,273        $17,630,635
                                                                                ===========        ===========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the years ended
                                                                 ---------------------------------------------
                                                                  June 30,          June 30,         June 30,
                                                                    1993              1994             1995
                                                                 ----------        ----------       ----------
Cash flows from operating activities:
Net income                                                       $1,646,137        $2,385,026       $1,903,117
 Adjustments to reconcile net income to net cash provided
   by (used for) operating activities:
    Depreciation and amortization                                   236,527           258,347          242,636
    Loss on sale of property and equipment                                -                 -            3,732
  Changes in assets and liabilities
     providing (using) cash:
     Accounts receivable                                           (101,820)       (1,979,647)         452,062
     Inventory                                                   (1,803,100)       (1,220,873)      (1,437,940)
     Prepaid expenses and other assets                               38,609           (97,744)        (678,046)
  Accounts and commissions payable                                   23,587           (31,884)          40,069
     Income taxes payable                                           (98,467)          216,188           36,214
     Deferred income taxes                                          (43,932)         (150,695)        (122,804)
     Other accrued liabilities                                       37,191            61,855          (74,854)
                                                                 ----------        ----------       ----------
Net cash provided by (used for) operating activities                (65,268)         (559,427)         364,186
                                                                 ----------        ----------       ----------

Cash flows from investing activities:
     Additions to equipment                                        (127,482)         (283,093)         (84,610)
                                                                 ----------        ----------       ----------
Net cash used for investing activities                             (127,482)         (283,093)         (84,610)
                                                                 ----------        ----------       ----------

Cash flows from financing activities:
 Net proceeds from revolving line of credit                         550,000           825,000        1,755,000
 Stock repurchase                                                         -                 -       (1,757,318)
 Principal payments for notes payable to
  shareholders                                                     (250,000)                -                -
 Cash dividends                                                           -           (68,921)        (136,141)
 Principal payments under capital lease obligations                 (33,420)          (37,235)        ( 14,625)
 Proceeds from exercise of employee stock options                    43,680            28,980           25,900
                                                                 ----------        ----------       ----------

Net cash provided by (used for) financing activities                310,260           747,824         (127,184)
                                                                 ----------        ----------       ----------
Net increase (decrease) in cash                                     117,510           (94,696)         152,392
Cash at beginning of year                                            93,497           211,007          116,311
                                                                 ----------        ----------       ----------
Cash at end of year                                              $  211,007        $  116,311       $  268,703
                                                                 ==========        ==========       ==========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

Supplemental disclosures of cash flow
  information:

                                                                               For the years ended
                                                                ----------------------------------------------
                                                                  June 30,          June 30,         June 30,
                                                                   1993               1994             1995
                                                                -----------        ----------       ----------
Cash paid during the year for:
  Interest                                                      $   363,109        $  339,427       $  520,659
                                                                ===========        ==========       ==========
  Income taxes                                                  $ 1,096,506        $1,219,722       $1,142,509
                                                                ===========        ==========       ==========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE THREE YEARS ENDED JUNE 30, 1995


                                         VOTING       SERIES A  ADDITIONAL
                                      COMMON STOCK    PREFERRED   PAID-IN     RETAINED     TREASURY STOCK
                                  ------------------    STOCK     CAPITAL     EARNINGS   --------------------     TOTAL
                                    SHARES    AMOUNT  --------- ----------   ----------   SHARES    AMOUNT      ----------
                                  ---------  -------                                     -------  -----------
Balance as of June 30, 1992       3,951,683  $39,517   $32,000  $6,414,658   $1,799,120  641,414  ($3,302,826)  $4,982,469
Exercise of employee
 stock options                       62,400      624         -     223,725            -        -            -      224,349
Net income for the year ended
 June 30, 1993                            -        -         -           -    1,646,137        -            -    1,646,137
                                  ---------  -------   -------  ----------   ----------  -------  -----------   ----------

Balance as of June 30, 1993       4,014,083   40,141    32,000   6,638,383    3,445,257  641,414   (3,302,826)   6,852,955

Exercise of employee
 stock options                       41,400      414         -     203,105            -        -            -      203,519
Cash dividends                            -        -         -           -      (68,921)       -            -      (68,921)
Net income for the year ended
 June 30, 1994                            -        -         -           -    2,385,026        -            -    2,385,026
                                  ---------  -------   -------  ----------   ----------  -------  -----------   ----------

Balance as of June 30, 1994       4,055,483   40,555    32,000   6,841,488    5,761,362  641,414   (3,302,826)   9,372,579

Exercise of employee
 stock options                       37,000      370         -     182,777            -        -            -      183,147
Stock repurchase                          -        -         -           -            -  192,000   (1,757,318)  (1,757,318)
Cash dividends                            -        -         -           -     (136,141)       -                  (136,141)

Net income for the year ended
 June 30, 1995                            -        -         -           -    1,903,117        -            -    1,903,117
                                  ---------  -------   -------  ----------   ----------  -------  -----------   ----------

Balance as of June 30, 1995       4,092,483  $40,925   $32,000  $7,024,265   $7,528,338  833,414  ($5,060,144)  $9,565,384
                                  =========  =======   =======  ==========   ==========  =======  ===========   ==========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC.AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

ORGANIZATION

Craftmade International, Inc. ("Craftmade") was incorporated in the state of Texas in July 1985 under the name of Mastercraft International, Inc. In January 1987, Craftmade's Articles of Incorporation were amended to reflect Craftmade's current name. On July 26, 1990, Craftmade formed Durocraft International, Inc., a wholly-owned subsidiary of Craftmade International, Inc., and consummated an agreement and plan of merger with Durocraft International, Inc. and DMI Products, Inc., a lamp manufacturer based in Fort Worth. On December 27, 1991, Craftmade changed its state of incorporation from Texas to Delaware. On September 30, 1992, Craftmade formed C/D/R Incorporated, a wholly-owned subsidiary of Craftmade International, Inc., and transferred the rights of its trademarks to this subsidiary. Craftmade and Durocraft International are located in Grand Prairie, Texas. C/D/R Incorporated is located in Wilmington, Delaware.

NATURE OF THE COMPANY

Craftmade is a wholesaler/distributor which provides customers with a complete selection of ceiling fans and light kits for ceiling fans. Craftmade currently sells and ships to customers nationwide from its Grand Prairie, Texas warehouse/headquarters location through a network of independent sales representatives. Durocraft International, Inc. ("Durocraft") is a lamp manufacturer whose customer base includes major specialty chains. A division of Durocraft, Global Electronics, Inc., is a wholesaler of computer cable and accessories.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements of the Company include the accounts of Craftmade International, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of the Company's customers are lighting showrooms; however, credit risk is limited due to the Company's large number of customers and their dispersion across many different geographic locations. As of June 30, 1995, the Company had no significant concentration of credit risk.

INVENTORIES - Inventories are stated at the lower of cost or market, with inventory cost determined using the first-in, first-out (FIFO) method. The cost of inventory includes freight-in and duties on imported goods.

Property and equipment - Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, which range from three to seven years.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

Advertising Cost - The Company's advertising expenditures are expensed in the period the advertising first occurs. Advertising expense for the fiscal years ended June 30, 1993, 1994 and 1995 was $232,216, $266,236 and $279,126,
respectively.

Goodwill - Goodwill related to the Company's acquisition of DMI Products, Inc. in 1990 is being amortized using the straight-line method over 10 years. Accordingly, goodwill amortization has been recorded in the accompanying consolidated statements of income of $63,091, $40,344 and $55,644 for the years ended June 30, 1993, 1994 and 1995, respectively. Goodwill was also reduced by $47,948 upon the adoption of FAS 109 during the year ended June 30, 1994. See
Note 4.

Income Taxes - In July 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The adoption of FAS 109 had no material impact on the Company's results of operations for financial condition.

Impairment of Assets - In March 1995, the Financial Accounting Standards Board issued FAS 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. The Company is required to adopt this statement by July 1, 1996; however, such adoption is not expected to have a material impact on the Company's results of operations or financial condition.

Earnings per Common Share - Earnings per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

For purposes of computing earnings per common share, stock options outstanding during each of the years in the three year period ended June 30, 1995 were treated as common stock equivalents using the treasury stock method. The aggregate number of shares added to weighted average shares as common stock equivalents at June 30, 1993, 1994 and 1995 were 73,842, 41,362 and 14,719, respectively.

Weighted average number of shares including common stock equivalents, outstanding at June 30, 1993, 1994 and 1995 were, 3,453,567, 3,472,302 and
3,431,436, respectively.

NOTE 3 - REVOLVING LINE OF CREDIT

On November 15, 1994, the Company negotiated an additional $2,000,000 availability on its existing line of credit, increasing its line to $10,000,000, bearing interest at the bank's prime lending rate

(7.8125% at June 30, 1995). The line of credit is due on demand; however, if no demand is made, it is scheduled to mature November 15, 1995. This line of credit contains certain financial covenants, which include current ratio, consolidated tangible net worth, fixed charge coverage ratio, leverage ratio and capital expenditures, of which the Company is in compliance at June 30, 1995. In addition, this line of credit contains a restriction that the Company may not pay quarterly dividends in excess of 40% of the Company's net profit before taxes. This line of credit is secured by inventory, accounts receivable and equipment. Weighted average interest rate on borrowings outstanding at June 30, 1994 and 1995 was 7.25% and 7.8125%, respectively.

NOTE 4 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 1993, 1994 and 1995 consist of the following:

                                                                     1993        1994          1995
                                                                   --------   ----------    ----------
Current Expense:
        Federal                                                    $818,604   $1,224,371    $1,018,292
        State                                                        64,284       98,575        59,666
        Charge in Lieu of Income Taxes Payable                      115,149      131,069       118,397
                                                                   --------   ----------    ----------
Total Current Expense                                               998,037    1,454,015     1,196,355
                                                                   --------   ----------    ----------

Total Deferred Benefit                                              (43,932)    (150,695)     (122,804)
                                                                   --------   ----------    ----------
Total Provision                                                    $954,105   $1,303,320    $1,073,551
                                                                   ========   ==========    ==========

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 1993, 1994 and 1995 are as follows:

                                                                     1993         1994          1995
                                                                   --------     --------      --------
        Inventory capitalized for tax                              $143,239     $247,460      $382,806
        Unutilized purchased NOL carryforward                             -       47,948        27,850
        Freight reserves                                             22,100       40,800        49,300
        Rent expense not deductable for tax                          28,479       12,122            -
        Other                                                         6,446       26,999        16,193
                                                                   --------     --------      --------
        Total deferred tax assets                                   200,264      375,329       476,149
                                                                   --------     --------      --------
        Depreciation                                                (15,844)      (5,619)       (3,733)
        Other                                                       (13,353)           -            -
                                                                   --------     --------      --------
        Total deferred tax liabilities                              (29,197)      (5,619)       (3,733)
                                                                   --------     --------      --------
        Deferred tax assets valuation allowance                           -            -            -
                                                                   --------     --------      --------
                                                                   $171,067     $369,710      $472,416
                                                                   ========     ========      ========

The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 1993, 1994 and 1995 are as follows:

                                                                     1993        1994          1995
                                                                   --------   ----------    ----------
 Tax at the statutory corporate rate                               $884,082   $1,254,038    $1,012,067
 State income taxes, net of federal benefit                          42,427       65,059        39,380
 Other                                                               27,596      (15,777)       22,104
                                                                   --------   ----------    ----------
Provision for income taxes                                         $954,105   $1,303,320    $1,073,551
                                                                   ========   ==========    ==========

 Effective tax rate                                                     37%          35%           36%
                                                                   ========   ==========    ==========

Upon adoption of FAS 109 for the fiscal year ended June 30, 1994, the Company recognized a deferred tax benefit of $47,948 representing the expected tax benefit of an unutilized net operating loss carryforward acquired in the purchase of the assets of DMI Products, Inc. in July 1990. The Company correspondingly reduced goodwill by this amount. A valuation allowance has not been established as the Company believes that it is more likely than not to realize this benefit before it expires in fiscal year 2005. During the year ended June 30, 1995, the Company utilized $20,098 of this deferred tax benefit.

NOTE 5 - SHAREHOLDERS' EQUITY

EMPLOYEE STOCK OPTION PLANS

On December 15, 1989, the Company granted to five key employees, including the President, options to purchase an aggregate of 200,000 shares of Common Stock of the Company at $.70 per share. Under the terms of the grant, the right to exercise such options vest as follows, provided such individuals remain in the employ of the Company:

                                                            Cumulative
                                                             Vesting
          June 30,                                          Percentage
          --------                                          ----------
          1990                                                  7.5%
          1991                                                 27.5
          1992                                                 47.5
          1993                                                 70.0
          1994                                                100.0

The options are exercisable for a five-year period subsequent to vesting, except that following departure from the Company, exercisable options that have accrued must be exercised within three months of termination of employment. The right to exercise such options will immediately vest if in excess of 50% of the Company's shares of Common Stock are acquired by third parties resulting in a change of control of the Company or a majority of the Company's assets are sold in a transaction not in the ordinary course of the Company's business. The vesting schedule and exercise period related to such options is also accelerated in the event of death, disability or early retirement.

Option activity during fiscal 1993, 1994 and 1995 is as follows:

                                                             Number
          June 30,                                         of Shares
          --------                                         ---------
          Outstanding at June 30, 1992                      159,000
          Exercised                                         (62,400)
                                                            -------
          Outstanding at June 30, 1993                       96,600
          Exercised                                         (41,400)
                                                            -------
          Outstanding at June 30, 1994                       55,200
          Exercised                                         (37,000)
                                                            -------
          Outstanding at June 30, 1995                       18,200
                                                            =======

The estimated fair value of the Common Stock underlying the options at date of grant was $1.75 per share. The difference between the appraised value and the aggregate exercise price of such shares is deemed future compensation to the recipients of such options. Accordingly, such compensation has been charged to operations through June 30, 1994. The Company has charged $42,928 to operations for the years ended June 30, 1993 and 1994, respectively, related to such options.

On December 31, 1992, the Company granted to two additional key employees options to purchase an aggregate of 30,000 shares of Common Stock of the Company at $6.56 per share, the average market value of Common Stock at date of grant. Under the terms of the grant, the right to exercise such options vest as follows, provided such individuals remain in the employ of the Company:

                                Cumulative Vesting
                    June 30,        Percentage
                    --------        -----------
                    1993                33%
                    1994               100%

The options are exercisable for a five-year period subsequent to vesting, except that following departure from the Company, exercisable options that have accrued must be exercised within three months of termination of employment. The right to exercise such options will immediately vest if in excess of 50% of the Company's shares of Common Stock are acquired by third parties resulting in a change of control of the Company or a majority of the Company's assets are sold in a transaction not in the ordinary course of the Company's business. The vesting schedule and exercise period related to such options is also accelerated in the event of death, disability or early retirement.

There was no activity regarding these options during fiscal 1994 or 1995. At June 30, 1995, 30,000 options were exercisable.

STOCK REPURCHASE

On January 27, 1995, the Company's Board of Directors authorized the Company's management to repurchase up to 200,000 shares of the Company's outstanding Common Stock. During the year ended June 30, 1995, the Company acquired 192,000 shares of its Common Stock related to this repurchase program at an aggregate cost of $1,757,318. These repurchased shares are reflected as treasury stock at June 30, 1995 on the accompanying balance sheet.

Dividends

On March 15, 1994, the Company's Board of Directors adopted a policy to pay $0.01 per share dividend on a quarter to quarter basis within the discretion of the Board out of the capital surplus or profits of the Company. Pursuant to this policy, the Board has declared and paid a quarterly dividend since March 31, 1994.

NOTE 6 - COMMITMENTS

OPERATING LEASES

The Company leases various equipment and real estate under long-term, non-cancelable operating lease agreements which require future cash payments.

The required future cash payments relating to the Company's non-cancelable operating leases with terms in excess of one year are as follows:



                   Year ending June 30:
                   --------------------
                           1996                     $35,133
                           1997                      36,186
                           1998                      27,747
                                                    -------
                                                    $99,066
                                                    =======




The Company incurred rental expense under its operating lease agreements of $680,214, $647,154 and $682,600 for fiscal 1993, 1994 and 1995, respectively.

FACILITIES

The Company has a contract to purchase a new facility that is to consist of approximately 378,000 square feet of general office and warehouse space at an estimated purchase price of $9,200,000. The Company anticipates that it will purchase the new facility and relocate its operations upon completion of this new facility, anticipated to be December 31, 1995. The Company has obtained a commitment from a financial institution to finance the purchase of this facility at an interest rate of 8.125% for a term of twelve years. During the fiscal year ended June 30, 1995, the Company made deposits of $503,500 in relation to the purchase of this facility, which is included in prepaid expenses at June 30, 1995 in the accompanying balance sheet. Of this amount, $384,000 is refundable upon the purchase of this facility.

NOTE 7 - CONTINGENCIES

The Company is involved in certain legal matters. After taking into consideration the Company's insurance coverages and opinion of legal counsel, it is the opinion of management that none of these matters will have a materially adverse effect on the financial position of the Company.

The Company provides a limited warranty against workmanship or materials for its ceiling fans for one year and also provides a ten year warranty with respect to the motor contained in all fans except for certain high-end models which carry a limited lifetime warranty. Since inception of the Company's relationship with its major supplier of such fans, the supplier has extended the Company full credit for all product returns. Accordingly, no reserve for warranty has been accrued in the accompanying financial statements. Should the Company's relationship change in the future with respect to such supplier, the Company would be liable for any claims received during the warranty period. Based upon historical experience, management believes future claims resulting from defects in workmanship or materials are not significant to the Company's operations.

NOTE 8 - 401(k) DEFINED CONTRIBUTION PLAN

On July 1, 1992, the Company established a qualified 401(k) defined contributions plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees are allowed to tax defer the lesser of 10% of their annual compensation or $8,994. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the year's ended June 30, 1993, 1994 and 1995 aggregated approximately $29,000, $31,000 and $42,000, respectively.

NOTE 9 - MAJOR SUPPLIER, MAJOR CUSTOMER AND RELATED PARTY

On December 7, 1989, the Company and its major Supplier (the "Supplier") entered into a written agreement, terminable on 180 days prior notice, pursuant to which the Supplier has agreed to manufacture Craftmade ceiling fans for the Company. The Supplier is permitted under the arrangement to manufacture ceiling fans for other distribution provided such ceiling fans are not a replication of the Craftmade series or models.

Fans and accessories manufactured and sold to the Company by the Supplier account for approximately 75%, 86% and 90% of the Company's purchases in fiscal 1993, 1994 and 1995, respectively. As of June 30, 1994 and 1995, the Supplier owned 101,196 shares of the Company's Common Stock, representing less than 3% of outstanding Common Stock. The Company, at its option, may repurchase the shares for an aggregate purchase price of $137,774.

Sales during fiscal 1995 to one of Durocraft's customers aggregated $4,193,254. Sales to this customer represents approximately 12% of the Company's fiscal 1995 consolidated sales.

                                 EXHIBIT INDEX

Exhibit No.                        Description of Exhibit
-----------        ---------------------------------------------------------
  10(n)            Lease agreement by and between Trammel Crow and Craftmade
                   International, Inc.

  10(o)            Revolving credit facility with NationsBank

  22               Subsidiaries of the Registrant

  27               Financial Data Schedule