Form 10-Q
period 1995-09-30
CRAFTMADE INTERNATIONAL INC
filed 1995-11-07
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
----- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission File Number
----------------------
       1-10471

                         CRAFTMADE INTERNATIONAL, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                             75-2057054
          --------                             ----------
(State or other jurisdiction                (I.R.S. Employer
of Incorporation or Organization)           Identification No.)


2700 112th Street, Grand Prairie, Texas         75050
---------------------------------------        --------
(Address of principal executive offices)       Zip Code


Registrants' telephone number, including area code (214) 647-8099
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     x.      No       .
                                           ----------      ----------
3,299,469 shares of Common Stock were outstanding as of October 20, 1995.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1. Financial Statements (unaudited)

                 Condensed Consolidated Statements of
                 Income for the three months
                 ended September 30, 1995 and 1994.

                 Condensed Consolidated Balance Sheets as of
                 September 30, 1995 and June 30, 1995.

                 Condensed Consolidated Statement of Changes in
                 Shareholders' Equity for the three months ended September 30, 1995.

                 Condensed Consolidated Statements of Cash
                 Flows for the three months ended September 30, 1995 and 1994.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         FOR THE THREE MONTHS ENDED
                                                  --------------------------------------
                                                   September 30,            September 30,
                                                       1994                     1995
                                                  -------------             ------------
Net Sales                                           $ 9,654,830              $ 9,426,323
Cost of goods sold                                    6,050,274                6,013,086
                                                    -----------              -----------

  Gross profit                                        3,604,556                3,413,237
                                                    -----------              -----------
Selling, general and
  administrative expenses                             2,134,505                2,095,533
Interest expense, net                                   113,883                  153,661
Depreciation and amortization                            67,530                   42,959
                                                    -----------              -----------

     Total Expenses                                   2,315,918                2,292,153
                                                    -----------              -----------

Income before income taxes                            1,288,638                1,121,084

Provision for income taxes                              467,791                  338,763
                                                    -----------              -----------

Net income                                          $   820,847              $   782,321
                                                    ===========              ===========


Earnings per common share                           $       .24              $       .24
                                                    ===========              ===========

Cash dividends declared
  per common share                                  $       .01              $       .01
                                                    ===========              ===========

Weighted average shares
  outstanding                                         3,478,204                3,304,435
                                                    ===========              ===========





                     SEE ACCOMPANYING NOTES TO CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                                 September 30,
                                                                           June 30,                  1995
                                                                             1995                 (Unaudited)
                                                                         ------------            -------------
Current assets:
  Cash                                                                   $    268,703             $    373,275
  Accounts receivable - trade,
    net of allowance                                                        6,383,071                6,510,493
  Inventory                                                                 8,605,483               10,141,279
  Prepaid expenses and other
   current assets                                                           1,462,990                1,413,382
                                                                         ------------             ------------

   Total current assets                                                    16,720,247               18,438,429
                                                                         ------------             ------------


Property and equipment, net                                                   396,758                  371,397
                                                                         ------------             ------------

Other assets:
  Goodwill, net                                                               282,857                  268,946
  Other assets                                                                230,773                  202,411
                                                                         ------------             ------------

         Total other assets                                                   513,630                  471,357
                                                                         ------------             ------------

                                                                         $ 17,630,635             $ 19,281,183
                                                                         ============             ============





                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 September 30,
                                                                          June 30,                   1995
                                                                            1995                  (Unaudited)
                                                                       --------------           ---------------
Current liabilities:
  Payable to bank                                                       $   7,480,000           $    7,980,000
Accounts payable - trade and
   commissions                                                                346,303                   425,758
Income taxes payable                                                          136,961                   456,147
  Other accrued liabilities                                                   101,987                   104,359
                                                                        -------------           ---------------

         Total current liabilities                                          8,065,251                 8,966,264
                                                                        -------------           ---------------

Shareholders' equity:
 Series A cumulative, convertible,
  callable preferred stock, $1.00
  par value, 2,000,000 shares
  authorized; 32,000 shares issued                                             32,000                    32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   4,092,483 shares issued                                                     40,925                    40,925
 Additional paid-in capital                                                 7,024,265                 7,024,265
 Retained earnings                                                          7,528,338                 8,277,873
                                                                        -------------           ---------------
                                                                           14,625,528                15,375,063


 Less:  treasury stock, 801,414
   common shares at cost and
   32,000 preferred shares at cost                                         (5,060,144)               (5,060,144)
                                                                        -------------           ---------------

         Total shareholders' equity                                         9,565,384                10,314,919
                                                                        -------------           ---------------

                                                                        $  17,630,635           $    19,281,183
                                                                        =============           ===============





                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                                 (UNAUDITED)

                                                                 Series A     Additional
                                             Voting             Preferred      Paid-in        Retained
                                          Common Stock            Stock        Capital        Earnings    Treasury Stock    Total
                                          ------------         ----------    -----------     ---------    --------------    --------
                                      Shares        Amount                                                  Amount
                                    ---------      --------                                               -----------
Balance as of June 30, 1995          4,092,483     $ 40,925    $ 32,000     $ 7,024,265   $ 7,528,338  ($ 5,060,144)  $  9,565,384

Cash Dividends                           -             -            -            -            (32,786)         -           (32,786)

Net Income for the three months
 ended September 30, 1995                -             -            -            -            782,321          -           782,321
                                    ----------     --------    --------     -----------   -----------   -----------   ------------
                                     4,092,483     $ 40,925    $ 32,000     $ 7,024,265   $ 8,277,873  ($ 5,060,144)  $ 10,314,919
                                    ==========     ========    ========     ===========   ===========   ===========   ============





    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                          FOR THE THREE MONTHS ENDED
                                                                        ------------------------------
                                                                        September 30,    September 30,
                                                                             1994            1995
                                                                        --------------   -------------
Net cash provided by (used for)
operating activities                                                      $    304,034    $   (360,220)
                                                                          ------------    ------------
Cash flows from investing activities:
  Net additions to equipment                                                   (20,539)         (1,827)
                                                                          ------------    ------------

Cash flows from financing activities:
  Net proceeds from
    revolving line of credit                                                   225,000         500,000
  Proceeds from exercise of stock
    options                                                                     21,000           -
  Cash dividends                                                               (34,761)        (32,786)
  Other financing activities                                                    (6,306)           (595)
                                                                          ------------    ------------
Net cash provided by
     financing activities                                                      204,933         466,619
                                                                          ------------    ------------

Net increase in cash                                                           488,428         104,572
Cash at beginning of period                                                    116,311         268,703
                                                                          ------------    ------------

Cash at end of period                                                     $    604,739    $    373,275
                                                                          ============    ============

Supplemental disclosures of cash flow information:

                                                                          FOR THE THREE MONTHS ENDED
                                                                         -----------------------------
                                                                         September 30,   September 30,

                                                                              1994           1995
                                                                         -------------    ------------
Cash paid during the period for:
  Interest                                                               $     113,883    $    153,661
                                                                         =============    ============

  Income taxes                                                           $      93,934    $     -
                                                                         =============    ============





                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       OF CRAFTMADE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                              SEPTEMBER 30, 1995
                                 (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales decreased $228,507, to $9,426,323 for the three month period ended September 30, 1995 from $9,654,830 for the same period last year. This 2.4% decrease was primarily the result of a decrease in sales in the lamp division of $334,970 this quarter over the same period last year due to a shift in the industry to special finishes that require longer production times. This decrease was partially offset by a 2.0% increase in fan sales as this industry begins to recover from winter and spring seasons marked by weak housing starts and inclement weather.

Gross profit for the three month period ended September 30 decreased to $3,413,237 or 36.2% of net sales in 1995 from $3,604,556 or 37.3% of net sales in 1994. This decrease was primarily attributable to an increase in costs of certain raw materials associated with the manufacture of its products incurred during fiscal 1995, partially offset by a price increase to the Company's customers implemented during May 1995.

Total selling, general and administrative expenses were $2,095,533, or 22.2% of net sales, for the first quarter ended September 30, 1995, compared to $2,134,505, or 22.1% of net sales, for the same three month period last year. This decrease of $38,972 was primarily attributable to decreases in sales commissions and certain other costs directly correlated to sales and decreases in salaries and related payroll costs from a decrease in the Company's workforce.

Interest expense increased $39,778, to $153,661 for the three months ended September 30, 1995 from $113,833 for the same three month period in 1994. This increase was due primarily to the increase in the bank's prime lending rate and increases in indebtedness required to finance the Company's current growth.


Liquidity and Capital Resources

The Company's cash increased $104,572, from $268,703 at June 30, 1995 to $373,275 at September 30, 1995. The Company used $360,220 in cash from operations. This use of cash was primarily due to increases in inventory of $1,535,796, partially offset by net income and certain expenses not requiring cash. The overall increase in inventory is primarily attributable to purchasing based on historical requirements to meet anticipated sales growth.

The cash used by investing activities of $1,827 related to the purchase of computer equipment.

The cash provided by financing activities of $466,619 was primarily the result of $500,000 in additional borrowings on the Company's line of credit, partially offset by the payment of cash dividends totaling $32,786.

The Company currently has a $10,000,000 line of credit with a remaining availability of $2,020,000 at September 30, 1995. The Company's management believes that this line of credit, combined with cash flow from operations, is adequate to fund the Company's current operating needs and its projected growth over the next twelve months.

                                   PART II

                              OTHER INFORMATION

Item 1.                Legal Proceedings

                       not applicable

Item 2.                Changes in Securities

                       not applicable

Item 3.                Defaults Upon Senior Securities

                       not applicable

Item 4.                Submission of Matters to a Vote of Security
                       Holders

                       not applicable

Item 5.                Other Information

                       not applicable

Item 6.                Exhibits and Reports of Form 8-K

                       a).   Exhibits
                             27 Financial Data Schedule

                       b).   Reports on Form 8-K
                             none

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRAFTMADE INTERNATIONAL, INC.
                                            (Registrant)



Date   October 20, 1995                      JAMES R. RIDINGS
       ----------------                     -------------------
                                             JAMES R. RIDINGS
                                            President and Chief
                                             Executive Officer

                              INDEX TO EXHIBITS



                Exhibit                           Description
                -------                           -----------
                EX-27                             Financial Data Schedule