Form 10-Q/A
period 1995-03-31
CRAFTMADE INTERNATIONAL INC
filed 1995-11-09
CIK 856250

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A


                               AMENDMENT NO. 1



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


                      Location of Exhibit Index: Page 4

NOTE:


The Form 10-Q submitted by Craftmade Intrenational, Inc., for the period ended March 31, 1995 is hereby amended to include one exhibit that was inadvertently omitted in the original EDGAR filing.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.



     (a) Exhibits as required by Item 601 of Regulation S-K are set forth on the Exhibit Index at page 4.



     (b)   None



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        CRAFTMADE INTERNATIONAL, INC.
                                        (Registrant)

Date:  November 9, 1995                 By: /s/ James R. Ridings
                                            -----------------------------------
                                            James R. Ridings
                                            President and Chief Executive
                                            Officer

                                EXHIBIT INDEX





27.  Financial Data Schedule