Form 10-Q
period 1995-12-31
CRAFTMADE INTERNATIONAL INC
filed 1996-02-08
CIK 856250

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER, 31 1995 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number
----------------------
       1-10471

                        CRAFTMADE INTERNATIONAL, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                            75-2057054
            --------                                            ----------
 (State or other jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


650 S. Royal Lane, Suite 100, Coppell, Texas                       75019
---------------------------------------------                      -----
  (Address of principal executive offices)                       Zip Code


Registrants' telephone number, including area code (214) 393-3800
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     x       No
                                                 -----        -----

3,192,969 shares of Common Stock were outstanding as of January 26, 1996.

               CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

                 Item 1.  Financial Statements (unaudited)

                          Condensed Consolidated Statements of Income for the three months and six months ended December 31, 1995 and 1994.

                          Condensed Consolidated Balance Sheets as of December 31, 1995 and June 30, 1995.

                          Condensed Consolidated Statement of Changes in Shareholders' Equity for the six months ended December 31, 1995.

                          Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1995 and 1994.

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

               CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF
                             INCOME (Unaudited)



                                     FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                   -------------------------------        ----------------------------------
                                   December 31,       December 31,        December 31,          December 31,
                                       1994              1995                1994                  1995
                                   ------------       ------------        ------------          ------------
Net Sales                           $7,987,662        $ 7,704,043         $17,642,492           $17,130,366
Cost of goods sold                   5,135,673          5,114,773          11,185,947            11,127,859
                                    ----------        -----------         -----------           -----------

  Gross profit                       2,851,989          2,589,270           6,456,545             6,002,507
                                    ----------        -----------         -----------           -----------

Selling, general
 and administrative
 expenses                            2,057,269          2,240,660           4,191,774             4,336,193
Interest expense,net                   118,015            145,163             231,898               298,824
Depreciation and
 amortization                           62,114             42,759             129,644                85,718
                                    ----------        -----------         -----------           -----------

    Total expenses                   2,237,398          2,428,582           4,553,316             4,720,735
                                    ----------        -----------         -----------           -----------

Income before
 income taxes                          614,591            160,688           1,903,229             1,281,772

Provision for
 income taxes                          227,399             59,457             695,190               398,220
                                    ----------        -----------         -----------           -----------

Net income                          $  387,192        $   101,231         $ 1,208,039           $   883,552
                                    ==========        ===========         ===========           ===========

Earnings per
 common share                       $      .11        $       .03         $       .35           $       .27
                                    ==========        ===========         ===========           ===========

Weighted average
 shares outstanding                  3,496,555          3,303,205           3,487,380             3,303,820
                                    ==========        ===========         ===========           ===========


                     SEE ACCOMPANYING NOTES TO CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                                          December 31,
                                                       June 30,              1995
                                                         1995             (Unaudited)
                                                      -----------         -----------
Current assets:
  Cash                                                $   268,703         $ 1,101,170
  Accounts receivable - trade,
    net of allowance                                    6,383,071           5,080,873
  Inventory                                             8,605,483           8,891,575
  Prepaid expenses and other
   current assets                                       1,462,990           1,464,366
                                                      -----------         -----------

        Total current assets                           16,720,247          16,537,984
                                                      -----------         -----------

Property and equipment, net                               396,758           9,673,813
                                                      -----------         -----------

Other assets:
  Goodwill, net                                           282,857             255,035
  Other assets                                            230,773             195,094
                                                      -----------         -----------

        Total other assets                                513,630             450,129
                                                      -----------         -----------

                                                      $17,630,635         $26,661,926
                                                      ===========         ===========



                     SEE ACCOMPANYING NOTES TO CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          December 31,
                                                       June 30,              1995
                                                         1995             (Unaudited)
                                                      -----------         -----------
Current liabilities:
  Note payable, facility -
   current portion                                    $         -         $   472,444
  Payable to bank                                       7,480,000           6,500,000
  Accounts payable - trade and
   commissions                                            346,303             483,636
  Income taxes payable                                    136,961                   -
  Other accrued liabilities                               101,987             114,585
                                                      -----------         -----------

         Total current liabilities                      8,065,251           7,570,665
                                                      -----------         -----------

Non-current liabilities:
  Note payable, facility -
   long term portion                                            -           8,727,556
                                                      -----------         -----------

Shareholders' equity:
 Series A cumulative, convertible,
  callable preferred stock, $1.00
  par value, 2,000,000 shares
  authorized; 32,000 shares issued                         32,000              32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   4,100,883 and 4,092,483 shares
   issued as of December 31, 1995 and
   June 30, 1995, respectively                             40,925              41,009
Additional paid-in capital                              7,024,265           7,058,301
Retained earnings                                       7,528,338           8,346,181
                                                      -----------         -----------
                                                       14,625,528          15,477,491

 Less:  treasury stock, 809,414 and
   801,414 common shares at cost as
   of December 31, 1995 and June 30,
   1995, respectively, and 32,000
   preferred shares at cost                            (5,060,144)         (5,113,786)
                                                      -----------         -----------

         Total shareholders' equity                     9,565,384          10,363,705
                                                      -----------         -----------

                                                      $17,630,635         $26,661,926
                                                      ===========         ===========


                     SEE ACCOMPANYING NOTES TO CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

                      CRAFTMADE INTERNATIONAL, INC. AND
               SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF
                       CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED DECEMBER 31,
                               1995 (UNAUDITED)


                                                      Series A  Additional
                                         Voting       Preferred  Paid-in      Retained
                                      Common Stock     Stock     Capital      Earnings   Treasury Stock     Total
                                  ------------------- --------- -----------  ----------  --------------   -----------
                                   Shares      Amount                                        Amount
                                  ---------   -------                                    --------------
Balance as of June 30, 1995       4,092,483   $40,925  $32,000   $7,024,265   $7,528,338   ($5,060,144)  $ 9,565,384

Cash Dividends                            -         -        -            -      (65,709)            -       (65,709)

Employee Stock Options                8,400        84        -       34,036            -             -        34,120

Stock Repurchase                          -         -        -            -            -       (53,642)      (53,642)

Net Income for the six months
 ended December 31, 1995                  -         -        -            -      883,552             -       883,552
                                  ---------   ------- --------  -----------   ----------   -----------   -----------

                                  4,100,883   $41,009 $ 32,000  $ 7,058,301   $8,346,181   ($5,113,786)  $10,363,705
                                  =========   ======= ========  ===========   ==========   ===========   ===========





    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           FOR THE SIX MONTHS ENDED
                                                       -------------------------------
                                                       December 31,       December 31,
                                                          1994               1995
                                                       -----------        -----------
Net cash provided by
  operating activities                                  $ 600,068         $ 2,058,076
                                                        ---------         -----------

Cash flows from investing activities:
  Facility acquisition                                          -          (9,207,559)
  Net additions to equipment                              (43,774)           (123,984)
                                                        ---------         -----------

  Net cash used in investing activities                   (43,774)         (9,331,543)
                                                        ---------         -----------

Cash flows from financing activities:
  Facility acquisition financing                                -           9,200,000
  Stock repurchase                                              -             (53,642)
  Net principal payments for
  revolving line of credit                               (225,000)           (980,000)
  Proceeds from exercise of stock
    options                                                25,900               5,880
  Cash dividends                                          (69,592)            (65,709)
  Other financing activities                              (12,304)               (595)
                                                        ---------         -----------
  Net cash (used for) provided by
    financing activities                                 (280,996)          8,105,934
                                                        ---------         -----------

 Net increase in cash                                     275,298             832,467
 Cash at beginning of year                                116,311             268,703
                                                        ---------         -----------

 Cash at end of period                                  $ 391,609         $ 1,101,170
                                                        =========         ===========


              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                          FOR THE SIX MONTHS ENDED
                                                       ------------------------------
                                                       December 31,      December 31,
                                                           1994             1995
                                                        ---------         ---------
Cash paid during the period for:
  Interest                                              $ 231,898           $ 298,824
                                                        =========           =========

  Income taxes                                          $ 793,934           $ 575,000
                                                        =========           =========

                     SEE ACCOMPANYING NOTES TO CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       OF CRAFTMADE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                              DECEMBER 31, 1995
                                 (Unaudited)


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


Note 2 - RENEWAL OF THE COMPANY'S LINE OF CREDIT

On November 15, 1995, the Company's management negotiated an additional $2,000,000 availability during the renewal of its existing line of credit agreement, increasing its current line of credit to $12,000,000. This line of credit bears interest at the bank's prime lending rate less 50 basis points and is due on demand or, if no demand is made, at its scheduled maturity date of November 14, 1996.

Note 3 - STOCK REPURCHASE

On December 28, 1995, the Company's Board of Directors, by unanimous consent, amended the stock repurchase plan to allow the Company to repurchase up to 300,000 shares of its issued and outstanding common stock, an increase of 100,000 shares over the original plan. At December 31, 1995, the Company had repurchased 200,000 of such shares at an aggregate cost of $1,706,267.

Note 4 - FACILITIES

During December 1995, the Company's new facility, consisting of 378,000 square feet of general office and warehouse space, was completed and operations were relocated. The purchase price for this new facility was $9,207,559, which was financed through a financial institution at an interest rate of 8.125% for a term of twelve years. The Company has leased 80,000 square feet of this new facility to an unaffiliated company for $20,000 a month for a term of three years.

At December 31, 1995, the future principal payments on long-term debt are as follows:


                         1996             $  472,444
                         1997                512,292
                         1998                555,500
                         1999                602,356
                         2000                653,160
                         Thereafter        6,404,248
                                          ----------
                                          $9,200,000
                                          ==========

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales decreased $283,619, or 3.6 %, for the three months ended December 31, 1995 to $7,704,043, down from $7,987,662 for the same three month period last year. For the six months ended December 31, 1995, net sales were $17,130,366, a decrease of $512,126, or 2.9%, from sales of $17,642,492 for the same six month period last year. These decreases were primarily attributable to a decrease in sales in the lamp division of approximately $790,000 for the six month period, partially offset by a 2.9% increase in fan sales. Sales for the Company were impacted by the relocation of the Company to its new facility during the month of December, causing lamp production to be limited and a delay in shipping from the fan division of approximately two days. However, production has resumed, with lamp orders in hand being slightly up from last year, and fan division shipments are now current.

Gross profit for the three month period ended December 31, decreased from $2,851,989, or 35.7% of sales, in 1994 to $2,589,270, or 33.6% of sales, in
1995. For the six month period ended December 31, gross profit decreased from $6,456,545, or 36.6% of sales, in 1994 to $6,002,507, or 35.0% of sales, in
1995. These decreases were primarily attributable to an increase in costs of certain raw materials associated with the manufacture of its products incurred during fiscal 1995, partially offset by a price increase to the Company's customers implemented during May 1995, and labor incurred in the lamp division that was not allocated to finished goods as a result of limited production during the relocation of the Company's facility.

Total selling, general and administrative expenses increased $183,391 to $2,240,660, or 29.1% of sales, for the three months ended December 31, 1995, compared to $2,057,269, or 25.3% of sales, for the same three month period last year. Total selling, general and administrative expenses increased $144,419 to $4,336,193, or 25.3% of sales, for the six months ended December 31, 1995, compared to $4,191,774, or 23.8% of sales, for the same six month period last year. These increases were primarily attributable to relocation costs, legal fees and certain other expenses incurred in the acquisition by the Company of a new facility and subsequent relocation to this facility.

Interest expense increased $27,148, to $145,163 for the three months ended December 31, 1995 from $118,015 for the same three month period in 1994. For the six months ended December 31, 1995, interest expense was $298,824, an increase of $66,926 from interest expense of $231,898 for the same six month period last year. These increases were primarily the result of the increase in the banks' prime lending rates and increases in the average outstanding indebtedness this year over last year necessary for the financing of the Company's growth.

Management anticipates that the relocation of the Company's operations to the new facility will initially result in lower annual operating lease expense more than fully offset by increased depreciation and interest expense. However, management believes that the long-term ownership of this facility should prove advantageous for the Company as future lease arrangements for adequate facility space would have resulted in an obligation in excess of the current annual debt requirement under the new facility note payable and related depreciation and interest expense.

Liquidity and Capital Resources

The Company's cash increased $832,467, from $268,703 at June 30, 1995 to $1,101,170 at December 31, 1995. The Company's operating activities provided cash of $2,058,076. This cash was primarily provided by net income of $883,552 and decreases in accounts receivable, partially offset by increases in inventory levels.

Cash used for investing activities of $9,331,543 related to the acquisition of the Company's new facility for $9,207,559 and the purchase of general warehouse and office equipment.

Cash provided by financing activities of $8,105,934 was primarily the result of the financing obtained for the new facility of $9,200,000, partially offset by the $980,000 principal payments on the Company's line of credit, payment of cash dividends totaling $65,709 and the repurchase of 8,000 shares of the Company's common stock in connection with the Company's stock repurchase plan at an aggregate cost of $53,642.

On November 15, 1995, the Company's management negotiated an additional $2,000,000 availability during the renewal of its existing line of credit agreement. At December 31, 1995, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $5,500,000 available on its $12,000,000 line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, annual payments under the note payable related to the facility acquisition approximating $1,600,000 and its projected growth over the next twelve months.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports of Form 8-K

         a).    Exhibits

Exhibit 10.1 Earnest Money Contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II Inc. and Craftmade International, Inc. (including exhibits).

Exhibit 10.2 Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits).

Exhibit 10.3 Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as Trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits).

Exhibit 10.4 Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., NationsBank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits).

Exhibit 10.5 Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSE Prime, Inc.

Exhibit 27          Financial Data Schedule.

         b).    Reports on Form 8-K

                none

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRAFTMADE INTERNATIONAL, INC.
                                        -----------------------------
                                                (Registrant)



Date    January 26, 1996                      JAMES R. RIDINGS
     -----------------------            ------------------------------
                                              JAMES R.RIDINGS
                                            President and Chief
                                             Executive Officer

                                EXHIBIT INDEX


EXHIBIT
NO.                               DESCRIPTION
-------                           -----------

Exhibit 10.1 Earnest Money Contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II Inc. and Craftmade International, Inc. (including exhibits).

Exhibit 10.2 Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits).

Exhibit 10.3 Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as Trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits).

Exhibit 10.4 Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., NationsBank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits).

Exhibit 10.5 Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSE Prime, Inc.

Exhibit 27          Financial Data Schedule.