Form 10-Q
period 1996-03-31
CRAFTMADE INTERNATIONAL INC
filed 1996-05-15
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number
- ----------------------
       1-10471

                         CRAFTMADE INTERNATIONAL, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 75-2057054
         --------                                                 ----------
(State or other jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


650 South Royal Lane, Suite 100, Coppell, Texas                    75019
- -----------------------------------------------                    -----
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
                                                 -----          -----

3,192,969 shares of Common Stock were outstanding as of April 26, 1996.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.    Financial Information

           Item 1.   Financial Statements (unaudited)

                     Condensed Consolidated Statements of Income for the three months and nine months ended March 31, 1996 and 1995.

                     Condensed Consolidated Balance Sheets as of March 31, 1996 and June 30, 1995.

                     Condensed Consolidated Statement of Changes in Shareholders' Equity for the nine months ended March 31, 1996.

                     Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1996 and 1995.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                               --------------------------      -------------------------
                                March 31,     March 31,          March 31,    March 31,
                                  1995          1996               1995         1996
                               ----------    ------------      -----------   -----------
Net Sales                      $7,907,629    $8,531,715        $25,550,121  $25,662,081
Cost of goods sold              5,297,473     5,502,073         16,483,420   16,629,932
                               ----------    ----------        -----------  -----------
  Gross profit                  2,610,156     3,029,642          9,066,701    9,032,149
                               ----------    ----------        -----------  -----------
Selling, general
 and administrative
 expenses                       2,194,429     2,321,541          6,386,203    6,657,734
Interest expense,net              128,650       275,965            360,548      574,789
Depreciation and
 amortization                      55,058        96,784            184,702      182,502
                               ----------    ----------        -----------  -----------
    Total expenses              2,378,137     2,694,290          6,931,453    7,415,025
                               ----------    ----------        -----------  -----------
Income before
 income taxes                     232,019       335,352          2,135,248    1,617,124

Provision for
 income taxes                      85,850       121,080            781,040      519,300
                               ----------    ----------        -----------  -----------
Net income                     $  146,169    $  214,272        $ 1,354,208  $ 1,097,824
                               ==========    ==========        ===========  ===========
Earnings per
 common share                  $      .04    $      .07        $       .39  $       .34
                               ==========    ==========        ===========  ===========
Weighted average
 shares outstanding             3,443,918     3,215,043          3,472,892    3,274,228
                               ==========    ==========        ===========  ===========





                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                         March 31,
                                                 June 30,                  1996
                                                   1995                 (Unaudited)
                                               -----------              -----------
Current assets:
  Cash                                         $   268,703              $   109,536
  Accounts receivable - trade,
    net of allowance                             6,383,071                5,985,790
  Inventory                                      8,605,483                9,401,197
  Prepaid expenses and other
   current assets                                1,462,990                1,659,648
                                               -----------              -----------
   Total current assets                         16,720,247               17,156,171
                                               -----------              -----------
Property and equipment, net                        396,758                9,716,890
                                               -----------              -----------
Other assets:
  Goodwill, net                                    282,857                  241,125
  Other assets                                     230,773                  187,771
                                               -----------              -----------
  Total other assets                               513,630                  428,896
                                               -----------              -----------
                                               $17,630,635              $27,301,957
                                               ===========              ===========





                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        March 31,
                                                  June 30,                1996
                                                    1995               (Unaudited)
                                                -----------            -----------
Current liabilities:
  Payable to bank                               $         -            $   306,395
  Note payable, facility-
   current portion                                        -                478,863
  Revolving line of credit                        7,480,000              7,500,000
  Accounts payable - trade and
   commissions                                      346,303                376,788
  Income taxes payable                              136,961                      -
  Other accrued liabilities                         101,987                 95,274
                                                -----------            -----------
      Total current liabilities                   8,065,251              8,757,320
                                                -----------            -----------
  Note payable, facility -
  long term portion                                       -              8,644,903
                                                -----------            -----------
Shareholders' equity:
 Series A cumulative, convertible,
  callable preferred stock, $1.00
  par value, 2,000,000 shares
  authorized; 32,000 shares issued                   32,000                 32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   4,100,883 and 4,092,483 shares
   issued as of March 31, 1996 and
   June 30, 1995, respectively                       40,925                 41,009
Additional paid-in capital                        7,024,265              7,058,301
Retained earnings                                 7,528,338              8,528,523
                                                -----------            -----------
                                                 14,625,528             15,659,833
 Less:  treasury stock, 907,914
   and 801,414 common shares at
   cost as of March 31, 1996 and
   June 30, 1995, respectively
   and 32,000 preferred shares at cost           (5,060,144)            (5,760,099)
                                                -----------            -----------
      Total shareholders' equity                  9,565,384              9,899,734
                                                -----------            -----------
                                                $17,630,635            $27,301,957
                                                ===========            ===========





                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


                                                       Series A       Additional
                                     Voting            Preferred       Paid-in         Retained
                                  Common Stock          Stock          Capital         Earnings       Treasury Stock      Total
                              ---------------------    ---------     -----------      ----------      --------------   -----------
                                Shares      Amount                                                        Amount
                              ---------    --------                                                   --------------
Balance as of June 30, 1995   4,092,483    $ 40,925    $ 32,000      $ 7,024,265      $7,528,338      ($5,060,144)     $ 9,565,384

Cash Dividends                        -           -           -                -         (97,639)               -          (97,639)

Employee Stock Options            8,400          84           -           34,036               -                -           34,120

Stock Repurchase                      -           -           -                -                         (699,955)        (699,955)

Net Income for the nine months
 ended March 31, 1996                 -           -           -                -       1,097,824                -        1,097,824
                              ---------     -------    --------      -----------      ----------      -----------      -----------
                              4,100,883     $41,009    $ 32,000      $ 7,058,301      $8,528,523      ($5,760,099)     $ 9,899,734
                              =========     =======    ========      ===========      ==========      ===========      ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      FOR THE NINE MONTHS ENDED
                                                    -----------------------------
                                                    March 31,          March 31,
                                                      1995               1996
                                                    ---------          ----------
Net cash provided by
  operating activities                              $ 220,820          $ 945,322
                                                    ---------          ----------
Cash flows from investing activities:
  Net additions to equipment                          (84,610)         (9,455,946)
                                                    ---------          ----------
Cash flows from financing activities:
  Facility acquisition financing                            -           9,200,000
  Note payments on facility                                 -             (76,234)
  Stock Repurchase                                 (1,652,625)           (699,955)
  Net proceeds from revolving
  line of credit                                    1,725,000              20,000
  Proceeds from exercise of stock
    options                                            25,900               5,880
  Cash dividends                                     (102,627)            (97,639)
  Other financing activities                          (12,876)               (595)
                                                    ---------          ----------
  Net cash provided by (used for)
    financing activities                              (17,228)          8,351,457
                                                    ---------          ----------
 Net increase(decrease)in cash                        118,982            (159,167)
 Cash at beginning of year                            116,311             268,703
                                                    ---------          ----------
 Cash at end of period                              $ 235,293          $  109,536
                                                    =========          ==========


Supplemental disclosures of cash flow information:

                                                      FOR THE NINE MONTHS ENDED
                                                    -----------------------------
                                                    March 31,          March 31,
                                                      1995               1996
                                                    ---------          ----------
Cash paid during the period for:
  Interest                                           $360,548            $574,789
                                                     ========            ========

  Income taxes                                       $943,934            $775,000
                                                     ========            ========





                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 1996
                                  (Unaudited)


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


Note 2 - STOCK REPURCHASE

On December 28, 1995, the Company's Board of Directors, by unanimous consent, amended the stock repurchase plan to allow the Company to repurchase up to 300,000 shares of its issued and outstanding common stock, an increase of 100,000 shares over the original plan. At March 31, 1996, the Company had repurchased 298,500 of such shares at an aggregate cost of $2,352,580.


Note 3 - FACILITIES

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

At March 31, 1996, the future principal payments on long-term debt are as follows:



              1996                     $  478,863
              1997                        519,252
              1998                        563,050
              1999                        610,538
              2000                        662,036
              Thereafter                6,290,027
                                       ----------
                                       $9,123,766
                                       ==========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales increased $624,086, or 7.9%, for the three months ended March 31, 1996 to $8,531,715, up from $7,907,629 for the same three month period last year. For the nine months ended March 31, 1996, net sales were $25,662,081, an increase of $111,960, or .4%, over net sales of $25,550,121 for the same nine month period last year. The third quarter increase was primarily attributable to a 4.7% increase in fan sales resulting from the stabilization of housing starts and the expansion of this division's customer base. This increase was complimented by a 45.9% increase in lamp sales over last year's third quarter as lamp production recovered from the impact of the move to the Company's new facility in the second quarter of this year.

Gross profit for the three month period ended March 31 increased from $2,610,156, or 33.0% of sales, in 1995 to $3,029,642, or 35.5% of sales, in
1996. For the nine month period ended March 31, gross profit decreased from $9,066,701, or 35.5% of sales, in 1995 to $9,032,149, or 35.2% of sales, in
1996. The recovery of gross profit percentage experienced in the third quarter resulted primarily in the increased productivity of the lamp division and the stabilization of raw materials costs associated with the manufacture of the fan division's product over last year.

Total selling, general and administrative expenses increased $127,112 to $2,321,541, or 27.2% of sales, for the three months ended March 31, 1996, compared to $2,194,429, or 27.8% of sales, for the same three month period last year. Total selling, general and administrative expenses increased $271,531 to $6,657,734, or 25.9% of sales, for the nine months ended March 31, 1996, compared to $6,386,203, or 25.0% of sales, for the same nine month period last year. These increases were primarily attributable to certain expenses associated with the recent relocation of the Company to its new facility, partially offset by the reduction in operating lease expense. With the completion of this relocation and its associated costs, the Company's management anticipates that selling, general and administrative expenses as a percentage of net sales will more closely reflect the previous year's levels.

Interest expense increased $147,315, to $275,965 for the three months ended March 31, 1996 from $128,650 for the same three month period last year. For the nine months ended March 31, 1996, interest expense was $574,789, an increase of $214,241 from interest expense of $360,548 for the same nine month period last year. These increases were primarily the result of $147,770 in interest incurred relating to the financing of the Company's newly-acquired facility. The Company's management anticipates that the increase in interest expense will be partially offset by the decrease in operating lease expense. In addition, management believes the long-term ownership of this facility should prove advantageous for the Company as future lease arrangements for adequate facility space would have resulted in an obligation in excess of the current annual debt requirement under the new facility note payable and related depreciation and interest expense.

Liquidity and Capital Resources

The Company's cash decreased $159,167, from $268,703 at June 30, 1995 to $109,539 at March 31, 1996. The Company's operating activities provided cash of $945,322. This cash was primarily provided by net income of $1,097,824 and decreases in accounts receivable, partially offset by increases in inventory levels.

Cash used for investing activities of $9,455,946 related primarily to the acquisition of the Company's new facility and the purchase of certain office, computer and warehouse equipment.

Cash provided by financing activities of $8,351,457 was primarily the result of financing obtained for the new facility of $9,200,000 less principal payments of $76,234 made towards this note, partially offset by cash dividends totaling $97,639 and the repurchase of 106,500 shares of the Company's common stock in connection with the Company's stock repurchase plan at an aggregate cost of $699,955.

At March 31, 1996, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $4,500,000 available on its $12,000,000 line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, annual payments under the note payable related to the facility acquisition approximating $1,600,000 and its projected growth over the next twelve months.

Cautionary Statement


The disclosures under "Results of Operations" and "Liquidity and Capital Resources" above contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward- looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, unfavorable political developments in the Republic of Taiwan, the location of the Company's principal vendor, declining conditions in the home construction industry, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

                                        CRAFTMADE INTERNATIONAL, INC.
                                        -----------------------------
                                                 (Registrant)



Date    April 26, 1996                         JAMES R. RIDINGS
     --------------------               -----------------------------
                                               JAMES R. RIDINGS
                                              President and Chief
                                               Executive Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
  27             Financial Data Schedule