Form 10-K
period 1996-06-30
CRAFTMADE INTERNATIONAL INC
filed 1996-09-24
CIK 856250

                      SECURITIES AND EXCHANGE COMMISSION
================================================================================

                             Washington, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE
ACT OF 1934
                                     or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996          Commission file number 1-10471

                         CRAFTMADE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              75-2057054
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

650 S. ROYAL LANE, SUITE 100                                            75019
       COPPELL, TEXAS                                                (Zip Code)

                    (Address of principal executive offices)

              Registrant's telephone number, including area code:

                                 (214) 393-3800

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X     No
                                                         -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X
                                -----

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 31, 1996, was $20,417,652.

         The number of shares outstanding of the registrant's $.01 Par Value Common Stock as of July 31, 1996, was 3,202,769.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement pertaining to the registrant's
1996 annual meeting of shareholders are incorporated by reference into Part III of this report.
================================================================================

                                     INDEX


PART I

      Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . .      1

      Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . .      7

      Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . .      7

      Item 4.   Submission of Matters to a Vote of Security Holders   . .      7


PART II

      Item 5.   Market for the Registrant's Common Stock and Related
            Security Holder Matters . . . . . . . . . . . . . . . . . . .      8

      Item 6.   Selected Financial Data   . . . . . . . . . . . . . . . .      9

      Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .     10

      Item 8.   Financial Statements  . . . . . . . . . . . . . . . . . .     15

      Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . .     15


PART III

      Item 10. Directors and Executive Officers of the Registrant   . . .     16

      Item 11. Executive Compensation   . . . . . . . . . . . . . . . . .     16

      Item 12. Security Ownership of Certain Beneficial Owners
            and Management  . . . . . . . . . . . . . . . . . . . . . . .     16

      Item 13. Certain Relationships and Related Transactions   . . . . .     16


PART IV

      Item 14. Exhibits, Financial Statements, Financial Statement
            Schedules and Reports on Form 8-K . . . . . . . . . . . . . .     17

      Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

                                     PART 1

Item 1. Business

THE COMPANY

Craftmade International, Inc. (the "Company") was incorporated under the laws of the State of Texas on July 16, 1985 under the name of Mastercraft International, Inc. for the purpose of distributing ceiling fans, furniture, hardware and plumbing products. In January 1986, the Company limited its operations to the marketing and distribution of ceiling fans and related products and accessories. An arrangement with Fanthing Electrical Corp., ("Fanthing"), Taichung, Taiwan was completed in August 1986 for the manufacture of ceiling fans designed to the Company's specifications. The Company's ceiling fan product line consists of 20 series and 127 basic models of premium priced to lower priced ceiling fans, and represents approximately 65% of the Company's current product sales. The Company also markets 100 light kit models in various colors for attachment and use with the Company's ceiling fans or other ceiling fans, as well as parts and accessories for its ceiling fans and light kits. The Company purchases most of its light kits from Sunlit Industries ("Sunlit"), Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management's judgement, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. The Company's national sales organization, which consists of 32 independent sales representative groups employing approximately 60 sales representatives, markets the Company's products to in excess of 1,400 lighting showrooms and electrical wholesalers which sell primarily to the new home construction, remodeling and replacement markets. These markets are comprised principally of private residences and, to a lesser extent, offices, restaurants and certain public facilities.

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

The Company estimates that annual unit sales of ceiling fans in the United States grew substantially in the 1970's and through 1983, and then declined and have stabilized since that time. Management believes that the principal factors underlying growth of unit sales between 1976 and 1983 were increased penetration of the residential household market, particularly in the northern and western sections of the United States (areas which historically have had a disproportionately low percentage of ceiling fan ownership), a continued shift to lower and medium priced ceiling fans, an increase in multiple fan ownership and replacement purchases. Management attributes the moderation of unit sales since 1983 to the initial saturation in the northern and western sections of the United States following limited usage prior to that time. The Company does not believe that industry unit sales of ceiling fans in the United States market will fluctuate substantially in the foreseeable future. The Company will attempt to expand future sales of its ceiling fans by increasing its market share.

PRODUCTS

All of the Company's ceiling fans are manufactured by Fanthing, and most of its light kits are purchased from Sunlit. Fanthing manufactures the ceiling fans based on specifications provided by the Company. The finished products are packaged and labelled by the manufacturer under the Company's trade name, Craftmade (R). Light kits used in conjunction with ceiling fans are similarly produced and packaged.

CEILING FANS -- The Company's ceiling fan product line consists of 20 series and 127 basic models of ceiling fans for sales to the new construction, remodeling and replacement markets. Series are classified on the basis of cost, air movement and appearance. Craftmade fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Presidential II, Crescent and High-Tech series to various low-end builder series. Suggested retail prices for the various Craftmade fans ranged at June 30, 1996 from $70.00 (builder series) to $780.00 (Cameo Series), which the Company believes are favorably priced relative to other mid-level and premium ceiling fans distributed by Hunter and Casablanca, yet represent comparable quality and performance characteristics.

The Company's ceiling fans come in five motor sizes, five blade sizes and 37 different decorative finishes. The range of styles and colors give consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. All Craftmade fans include a dual capacitor system to control motor starting and running; a 16-pole motor for greater efficiency and smoother performance; aluminum rotors die cast for cool running; two sealed heavy duty bearings which are permanently lubricated; balanced blades and blade arms to minimize vibration; blade arm gaskets for quieter performance; reversible switching for summer and winter energy saving; shipping blocks to maintain alignment in transit; and three-speed switches for high, medium, low and off. In management's judgement, although not specifically confirmed by any independent testing service, these features enable the Company's ceiling fans to perform efficiently, consistently and for extended periods. Management also believes that, in addition to these design features, the quality control program adhered to by Fanthing in the course of manufacturing contributes significantly to the quality and durability of the Craftmade fan. All Craftmade fans carry a limited warranty against defects in workmanship and materials covering the entire ceiling fan for one year and also provides a 25 year warranty with respect to the motor contained in all fans except the Presidential I, Presidential II, Cameo, Crescent, Quest, Wellington, Phoenix, CXL, Sergio and High-Tech Series, which carry a limited lifetime warranty. In addition, while the Company's agreement with Fanthing does not contain provisions relating to adjustments or returns as a result of product defect, Fanthing has previously extended the Company full credit for any product returns during the period of their working relationship.

LIGHT KITS -- The Company markets 100 models of light kits in various colors which may be utilized with the Company's ceiling fans or other ceiling fans. These kits, which consist of the glass shades and fitters, presently represent approximately 15% of the Company's product sales. As of June 30, 1996, suggested retail prices for the Company's light kits ranged from $16.50 to $250.00. Since the demand for the Company's Elegance Collection, which includes lead crystal and alabaster designer shades, has increased, the Company will continue its efforts to expand these premium lines.

LAMPS -- The Company assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses to be sold under private brand labels. In addition, the Company markets lamps under its own proprietary trade names. The lamps are assembled at the Company's facilities in Coppell, Texas and consist of wood, solid brass, zinc coated, crystal, ceramic and porcelain table, floor and desk lamps as well as hanging lantern kits. At the present time, all of the Company's lamps are sold at retail prices ranging from $58 to $274. Sales of the Company's lamps account for approximately 13% of the Company's product sales.

ACCESSORIES AND CABLE COMPONENTS -- The Company also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal downrods for use with ceiling fans. In addition, following the acquisition of DMI Products, Inc. in July 1990, the Company also distributes various cable components, including connectors, switches and compatibles acquired from Far East manufacturers for use with computers and telephone board circuitry. Sales of such accessories and cable components presently account for approximately 7% of the Company's product sales.

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

The Company assembles its lamps at its Coppell facility which includes the placement of the base, cap and shade together with the necessary wiring. Substantially all of the components are manufactured by domestic and foreign manufacturers located in Taiwan, China and Germany; however, the Company does undertake limited manufacturing of certain shade components. The Company purchases its components on a non-exclusive basis from such suppliers on either open account or through letters of credit, and no individual manufacturer accounts for in excess of 3% of such components.

DISTRIBUTION

The Company's products are marketed through in excess of 1,400 lighting showrooms and electrical wholesalers specializing in sales to the new home construction, remodelling and replacement markets. The Company's ceiling fans, light kits and accessory parts are distributed through 32 independent sales representative groups on a national basis (except for Alaska and

Hawaii). Each sales representative group is selected to represent the Company in a specific market area. The independent sales representative groups comprise a sales force for the Company's products of approximately 60 sales representatives. Sales representatives represent the Company exclusively in the sale of ceiling fans. Sales representatives are paid commissions on such sales. During the fiscal year ended June 30, 1996, no single lighting showroom or electrical wholesaler accounted for more than 2% of the Company's sales.

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

As of June 30, 1996, of the Company's lamps sold to major retail chains and catalog houses to be distributed under private brand labels, approximately 89% were sold to Bombay Company. The balance of these lamp sales are made to various catalog houses and other retail chains including Ethan Allen, CBK Ltd, Inc., the Horchow Mail Order Catalog and Dr. Livingston. The Company also markets lamps under proprietary labels through lighting showrooms, furniture stores and mass merchandising and department stores.

The Company acts as a distributor for various overseas manufacturers of a range of cable components which account for approximately 3% of the Company's total product sales.

MARKETING

The Company relies primarily on the reputation of Craftmade ceiling fans and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of the Company's products. The principal market for the Company's products is the new home construction, remodeling and replacement markets. The Company utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog. The Company also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (January and July), and the Company maintains a showroom at the Dallas Trade Mart. The Company provides the same 25- year limited warranty on the fan motor for each series of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. The Company also provides a limited lifetime warranty on the Presidential series, High-Tech series, Sergio, Cameo, Quest, Wellington, Phoenix, CXL and Crescent series ceiling fans. The Company believes these warranties, which are limited to its premium fan series, are highly attractive to dealers and consumers alike.

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

BACKLOG

As substantially all of the Company's ceiling fan and lighting kit products are shipped to customers within 72 hours following receipt of orders, backlog is not material to the Company's operations. The Company at present is accepting orders for ceiling fans and light kits based on product availability. At June 30, 1996, Durocraft had approximately $970,000 in open lamp orders which are expected to be filled in the current fiscal year, compared with $2,300,000 in open lamp orders at June 30, 1995 which were filled during the year ended June 30, 1996. As a result, Durocraft is required to carry significant amounts of inventory to meet rapid delivery requirements of its customers.

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

PATENTS AND TRADEMARKS

The Company does not believe that patent protection is significant to most of the Company's products or current business operations. The Company holds a patent on its Cathedral Ceiling Adapter and the license on the patents for the Crescent Series fan and the Carousel light kit. The Company also holds certain other license agreements which is in the ordinary course of its business. Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company does not believe that such patents are material to the production of Craftmade products. The Company's trademarks, Craftmade (R) and Durocraft (R), are registered with the United States Patent and Trademark office.

EMPLOYEES

As of July 31, 1996, the Company employed a total of 95 full time employees, including three executive officers, fifteen managers, fifteen clerical and administrative personnel, nine marketing, twenty-seven warehouse and twenty-six production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

Item 2. Properties

The Company's headquarters were relocated to Coppell, Texas during December 1995 to a facility consisting of approximately 378,000 square feet of general office and warehouse space. The Company purchased this new facility at a price of approximately $9,225,182. The Company has financed $9,200,000 of the purchase price of this facility through a financial institution at an interest rate of 8.125% for a term of twelve years. Approximately 80,000 square feet of this facility has been leased to an unrelated party for a term of three years at an annual rate of $240,000. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

The Company also leases 1,656 square feet of permanent display facilities at the Dallas Trade Mart. The lease will expire in April 1998 and provides for monthly rental payments of approximately $2,993.

Item 3. Legal Proceedings

Due to the nature of the Company's business, it could be a party in legal or administrative proceedings arising in the ordinary course of business.
Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, after consideration of the Company's insurance coverage, it is the opinion of management that the ultimate resolution would not have a materially adverse effect on the Company's financial position or its results of operations.


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


                                                        High            Low
                                                        ----            ---
         Fiscal Year Ended June 30, 1995:
             First Quarter                              10 11/16        9
             Second Quarter                             10 7/8          9 1/8
             Third Quarter                              10 1/8          8 1/2
             Fourth Quarter                              8 3/8          7 1/4

         Fiscal Year Ended June 30, 1996:
             First Quarter                               8 1/8          6 1/8
             Second Quarter                              8 3/8          6 1/4
             Third Quarter                               7 1/8          5 7/8
             Fourth Quarter                              8 1/4          6 5/8

         Fiscal Year Ended June 30, 1997:
             First Quarter (Through July 31, 1996)       7 1/2          6 1/4


On July 31, 1996, there were 130 holders of record of the Company's Common
Stock.

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



                       PRICE PERFORMANCE CHART SHOWN HERE



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

Item 6. Selected Financial Data

The selected financial data in the tables below are for the five fiscal years
ended June 30, 1996.   The data should be read in conjunction with the
financial statements and notes, which are included elsewhere herein. The amounts listed below are in thousands (except per share amounts).

                                                       For years ended
                                ------------------------------------------------------------------
                                  June 30,       June 30,     June 30,      June 30,     June 30,
                                     1992          1993         1994          1995         1996
                                -----------    ----------   ----------    ----------   -----------
Selected Operating Results:
- --------------------------

Net sales                       $   22,750      $  27,479     $  32,130     $ 34,353       $36,320
Gross profit                         7,555          9,043        11,729       12,381        12,884
Income before income taxes           1,618          2,600         3,688        2,977         2,850
Net income                           1,060          1,646         2,385        1,903         1,826
Net income per common share            .31            .48           .69          .55           .56
Cash dividends declared
   per common share             $      -        $     -       $     .02     $    .04       $   .04
Weighted average common
   shares outstanding                3,395          3,454         3,472        3,431         3,256



                                            June 30,      June 30,       June 30,     June 30,     June 30,
                                              1992          1993          1994          1995         1996
                                           ----------    ----------    ----------    ----------   ----------
Summary Balance Sheet:
- ---------------------

Current assets                             $    9,517     $  11,513     $  14,878     $ 16,720       $17,835
Current liabilities                             5,472         5,535         6,444        8,065         8,799
Long-term debt                                     53            15          -            -            8,519
Total assets                                   10,615        12,474        15,853       17,631        27,996
Retained earnings                               1,799         3,445         5,761        7,528         9,224
Shareholders' equity                            4,982         6,853         9,373        9,565        10,633
Book value per common share                $      1.48     $   2.00      $   2.71      $  2.90      $   3.31

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical information, the matters discussed herein contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers including, but not limited to, Durocraft's relationship with its major customer, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, unfavorable political developments in the Republic of Taiwan, the location of the Company's principal vendor, declining condition in the home construction industry, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Year Ended June 30, 1996 compared to June 30, 1995

Net sales increased to $36,320,034 for the year ended June 30, 1996 from $34,352,775 for the year ended June 30, 1995, representing an increase of $1,967,259 or 5.7%. This increase in sales was primarily attributable to a 9.6% increase in sales from the Company's fan division as a result of the recovery of this division's market through the stabilization of new home construction and the continued success of this division's marketing strategy of selective expansion of its distribution base and new product introductions. This increase in sales was partially offset by an 8.3% decrease in lamp sales due to delays in raw materials delivery. The Company's management anticipates resolving these delays during fiscal 1997. In addition, the Company's fan division is experiencing strong customer order rates resulting from the resurgence of new home construction. The Company's management anticipates that, provided new home construction does not experience a downturn similar to 1995, this division's sales should achieve sales growth at its historical levels. Sales to one of the lamp division's customers represented approximately 89% of that division's fiscal 1996 net sales. Should this customer experience weak sales, this may in turn adversely impact this Customer's level of purchases from the lamp division; however, the Company's management anticipates developing a broader customer base in the lamp division to help minimize any negative impact this decline would have.

Gross profit increased to $12,884,051, or 35.5% of sales, for the year ended June 30, 1996, as compared to $12,380,599, or 36.0% of sales, for the year ended June 30, 1995. The Company experienced a decrease in gross profit percentage primarily as a result of increased raw materials cost incurred in the latter part of fiscal 1995 associated with the manufacture of its products and the addition of a lower end line of fans to the product mix of the Company's fan division towards the end of fiscal 1995. The Company's management anticipates that gross margins will begin to improve with the stabilization of raw materials costs achieved during fiscal 1996 and with the recent introduction of additional higher end products into the market.

Total selling, general and administrative expenses increased $335,318 to $8,975,954, or 24.7% of sales, for the year ended June 30, 1996 from $8,640,636, or 25.2% of sales, for the year ended June 30, 1995. This increase was primarily attributable to an increase in commissions and certain other costs directly correlated to the increase in sales and one- time charges in excess of $200,000 related to the acquisition of and relocation to the Company's new facility completed in December 1995. As a result of this relocation, fiscal 1996 lease expense declined approximately $310,000 from prior year levels. However, the decline in this component of selling, general and administrative expenses was fully offset by increases in depreciation and interest costs also attributable to the relocation to the new facility. In the future, management anticipates selling, general and administrative expenses as a percentage of sales to follow a more consistent trend.

Net interest expense increased $375,272 to $895,931 for the year ended June 30, 1996 from $520,659 for the year ended June 30, 1995. This increase was primarily the result of $309,187 in interest incurred relating to the financing of the Company's newly-acquired facility. The Company's management anticipates that the increase in interest expense will be partially offset by the decrease in operating lease expense. In addition, management believes the long-term ownership of this facility should prove advantageous for the Company as future lease arrangements for adequate facility space would have resulted in an obligation in excess of the current annual debt requirement under the new facility note payable and related depreciation and interest expense.

The provision for income taxes decreased to $1,024,466, or 36.0% of income before income taxes, for the year ended June 30, 1996 from $1,073,551, or 36.1% of income before income taxes, for the year ended June 30, 1995.

Net income decreased slightly to $1,825,567, or $.56 per share, for the year ended June 30, 1996 from $1,903,117, or $.55 per share, for the year ended June 30, 1995. The decrease in net income was primarily the result of the decrease in the Company's gross profit percentage, increases in selling, general and administrative expenses and the increase in interest expense, partially offset by the sales increase. Net income per common share improved slightly despite the decrease in net income as a result of the Company's repurchase of 106,500 common shares during fiscal 1996 which effectively reduced weighted average common shares outstanding at June 30, 1996.

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

Total selling, general and administrative expenses increased $1,198,107 to $8,640,636, or 25.2% of sales, for the year ended June 30, 1995 from $7,442,529, or 23.2% of sales, for the year ended June 30, 1994. This increase was primarily attributable to (i) an increase in commissions and certain other costs directly correlated to the increase in sales and (ii) an increase in costs associated with the growth in the Company's work force during the year ended June 30, 1995.

Net interest expense increased $181,232 to $520,659 for the year ended June 30, 1995 from $339,427 for the year ended June 30, 1994. This increase was primarily the result of increases in the bank's prime lending rate, coupled with increases in indebtedness required to finance the Company's current growth and its stock repurchase program.

The provision for income taxes decreased to $1,073,551, or 36.1% of income before income taxes for the year ended June 30, 1995 from $1,303,320, or 35.3% of income before income taxes, for the year ended June 30, 1994.

Net income decreased to $1,903,117, or $.55 per share, for the year ended June 30, 1995 from $2,385,026, or $.69 per share, for the year ended June 30, 1994. This decrease was primarily the result of the decrease in the Company's gross profit percentage and increases in selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 1996 - The Company's cash increased $394,354, from $268,703 at June 30, 1995 to $663,057 at June 30, 1996. The Company's
operating activities provided cash of $1,136,852 during fiscal 1996 compared to $364,186 during fiscal 1995. The increase in cash provided by operating activities is primarily attributable to net income and a fairly constant level of inventory during 1996 compared to an approximate $1,400,000 increase during 1995. This increase was partially offset by increases in accounts receivable of $821,448 relating to increased sales as a result of the stabilization of the new home construction market.

Cash used by investing activities of $9,152,822 related to the purchase of the Company's new facility in December 1995 and purchases of warehouse equipment, computer equipment and general office furniture necessary to facilitate relocation to this new facility.

Cash provided by financing activities of $8,410,324 was primarily from $9,200,000 in financing obtained for the new facility, less principal payments of $192,213, and $220,000 in additional borrowings from the Company's line of credit, partially offset by the repurchase of 106,500 shares of the Company's Common Stock at an aggregate cost of $699,955 and dividends paid totalling $129,653.

On November 15, 1995, The Company's managment obtained an additional $2,000,000 on its line of credit during its renewal, increasing its line to $12,000,000. On May 31, 1996, the Company's management renegotiated this line of credit with another financial institution at a more favorable interest rate of LIBOR plus 1.50%. At June 30, 1996, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $4,300,000 available on its existing line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, annual payments under the note payable related to the facility acquisition approximating $1,600,000, anticipated treasury stock purchases and its projected growth over the next twelve months.

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

Pursuant to the Company's stock repurchase program, the Company to date has purchased a total of 298,500 shares of the Company's Common Stock at an agggregate cost of $2,457,273. Under the terms of this program, the Company, at its option, may purchase an additional 1,500 shares of the Company's Common Stock. On August 7, 1996, the Company's Board of Directors authorized the Company's management to repurchase up to an additional 300,000 shares of the Company's outstanding Common Stock.

In December 1995 the Company purchased a new 378,000 square foot facility consisting of general office and warehouse space at an aggregate cost of $9,225,182 and relocated its operation to this facility. Of this purchase price, $9,200,000 was financed through a financial institution at an interest rate of 8.125% for a term of twelve years. The Company has leased 80,000 square feet of this facility to an unrelated party for a period of three years at a lease rate of $20,000 per month. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

Fiscal year ended June 30, 1995 - The Company's cash increased $152,392, from $116,311 at June 30, 1994 to $268,703 at June 30, 1995. The Company's
operating activities provided cash of $364,186, primarily from net income and decreases in accounts receivable of $452,062, offset by increases in inventory of $1,437,940 and prepaid assets of $678,046.

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

Fiscal year ended June 30, 1994 - The Company's cash decreased $94,696, from $211,007 at June 30, 1993 to $116,311 at June 30, 1994. The Company used
$559,427 in cash from operations. This use of cash was primarily due to increases in inventory of $1,220,873 and accounts receivable of $1,979,647, partially offset by net income and from certain expenses not requiring cash.

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


ACCOUNTING CHANGES

Impairment of Assets - FAS 121

In March 1995, the Financial Accounting Standards Board issued FAS 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss will be recognized if the sum of the expected future cash flows undiscounted and before interest from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the
assets and their estimated fair value.   The Company is required to adopt this
statement by July 1, 1996; however, such adoption is not expected to have a material impact on the Company's results of operations or financial condition.

Stock-Based Compensation - FAS 123

In October 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. Effective July 1, 1996, the Company will adopt FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123.

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

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, specifically the discussion under the heading "Election of Directors." It is currently anticipated that the Proxy Statement will be publicly available and mailed to shareholders in September 1996.

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

  (a)   The following documents are filed as a part of this report:

        1. Financial Statements - The financial statements listed in the "Index to Consolidated Financial Statements" described at F-1.

        2.  Exhibits - Refer to (b) below.

        Financial Statement Schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

  (b)   Exhibits

        10.1 - Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.2 - Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.3 - Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.4 - Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., NationsBank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.5 - Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.6   - Revolving credit facility with Texas Commerce Bank.

        22     - Subsidiaries of the Registrant

        27     - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 1996.

Craftmade International, Inc.



By:     /s/  James Ridings
        ---------------------------------------
        James Ridings, Chairman of the Board,
        President   and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                 Capacity                            Date
- ----------                 --------                            ----
/s/ James Ridings          Chairman of the Board, President,   August 30, 1996
- ----------------------     Chief Executive Officer and
James Ridings              Director (Principal Executive
                           Officer)




/s/ Clifford Crimmings     Vice President of Sales and         August 30, 1996
- ----------------------     Director
Clifford Crimmings




/s/ Ken Cancienne          Chief Financial Officer, Principal  August 30, 1996
- ----------------------     Accounting Officer and Director
Ken Cancienne




                           Director                            August 30, 1996
- ----------------------
Aaron Shenkman




                           Director                            August 30, 1996
- ----------------------
William Maloney

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----
Financial Statements:
- --------------------
   Report of Independent Accountants                                F-2
   Consolidated Statements of Income                                F-3
   Consolidated Balance Sheets                                      F-4
   Consolidated Statements of Cash Flows                            F-6
   Consolidated Statements of Changes in Shareholders' Equity       F-8
   Notes to Consolidated Financial Statements                       F-9



   Financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Craftmade International, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Craftmade International, Inc. and its wholly-owned subsidiaries (the "Company") at June 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Fort Worth, Texas
August 15, 1996

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                            For the years ended
                                            --------------------------------------------
                                               June 30,         June 30,       June 30,
                                                1994             1995            1996
                                            -----------    -------------   -------------
Net sales                                   $32,130,223      $34,352,775     $36,320,034
Cost of goods sold                           20,401,574       21,972,176      23,435,983
                                            -----------      -----------     -----------
Gross profit                                 11,728,649       12,380,599      12,884,051


Selling, general and administrative
   expenses                                   7,442,529        8,640,636       8,975,954
Depreciation and amortization                  258,347           242,636         282,133
                                            -----------      -----------     -----------
Operating  profit                             4,027,773        3,497,327       3,625,964
Other income (expense):
   Interest expense                             339,427          520,659         895,931
   Other, net                                   -                -              (120,000)
                                            -----------      -----------     -----------
Income before income taxes                    3,688,346        2,976,668       2,850,033

Provision for income taxes                    1,303,320        1,073,551       1,024,466
                                            -----------      -----------     -----------
Net income                                  $ 2,385,026      $ 1,903,117     $ 1,825,567
                                            ===========      ===========     ===========
Net income per common share                        $.69             $.55            $.56
                                                   ----             ----            ----





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                       June 30,       June 30,
                                                        1995           1996
                                                    -----------     -----------
Current assets:
  Cash                                              $   268,703     $   663,057
  Accounts receivable - trade, net of allowance
    of $145,000 and $164,000, respectively            6,142,937       7,104,357
  Other receivables                                     240,134         135,100
  Inventory                                           8,605,483       8,680,625
  Deferred income taxes                                 448,299         395,556
  Prepaid expenses and other current assets           1,014,691         856,537
                                                    -----------     -----------

      Total current assets                           16,720,247      17,835,232
                                                    -----------     -----------


Property and equipment, at cost:
  Land                                                     -          1,534,894
  Building                                                 -          7,690,288
  Office furniture and equipment                        887,373       1,061,383
  Leasehold improvements                                 77,386          54,970
                                                    -----------     -----------
                                                        964,759      10,341,535
Less:  accumulated depreciation                        (568,001)       (627,943)
                                                    -----------     -----------

Total property and equipment, net                       396,758       9,713,592

Goodwill, net of accumulated amortization
   of $286,924 and $342,567, respectively               282,857         227,214
Deferred income taxes                                    27,850           7,752
Other assets                                            206,656         211,818
                                                    -----------     -----------
         Total other assets                             914,121      10,160,376
                                                    -----------     -----------

                                                    $17,634,368     $27,995,608
                                                    ===========     ===========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                June 30,        June 30,
                                                                 1995             1996
                                                           -------------     ------------
Current liabilities:
  Note payable, facility - current portion                   $       -       $    488,656

  Revolving line of credit                                     7,480,000        7,700,000
  Accounts and commissions payable                               346,303          465,239
  Income taxes payable                                           136,961            -
  Accrued liabilities                                            101,987          144,774
                                                             -----------     ------------
      Total current liabilities                                8,065,251        8,798,669

Other non-current liabilities:
  Deferred Taxes                                                   3,733           44,977
  Note payable, facility - long term portion                         -          8,519,131
                                                             -----------     ------------


           Total liabilities                                   8,068,984       17,362,777
                                                             -----------     ------------

Shareholders' equity:
  Series A cumulative, convertible, callable preferred
    stock, $1.00 par value, 2,000,000 shares authorized;
    32,000 shares issued                                          32,000           32,000
  Common stock, $.01 par value, 15,000,000 shares
    authorized; 4,092,483 and 4,110,683 shares issued,
    respectively                                                  40,925           41,107
  Additional paid-in capital                                   7,024,265        7,095,571
  Retained earnings                                            7,528,338        9,224,252
                                                             -----------     ------------
                                                              14,625,528       16,392,930
  Less: treasury stock, 801,414 and 907,914 common
    shares at cost, respectively,
    and  32,000 preferred shares at cost                      (5,060,144)      (5,760,099)
                                                             -----------     ------------
                                                               9,565,384       10,632,831
Commitments and contingencies
  (Notes 8 and 9)
                                                             -----------     ------------

                                                             $17,634,368     $ 27,995,608
                                                             ===========     =============





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the years ended
                                                               -----------------------------------------------
                                                                   June 30,         June 30,        June 30,
                                                                     1994             1995            1996
                                                               ------------       -----------      -----------
Cash flows from operating activities:
Net income                                                      $ 2,385,026       $ 1,903,117      $ 1,825,567
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
     Depreciation and amortization                                  258,347           242,636          282,133
       Loss on sale of property and equipment                        -                  3,732           -
  Changes in assets and liabilities
     providing (using) cash:
     Accounts receivable                                         (1,979,647)          452,062         (821,448)
     Inventory                                                   (1,220,873)       (1,437,940)        (101,955)
     Prepaid expenses and other assets                              (97,744)         (678,046)        (217,412)
     Accounts and commissions payable                               (31,884)           40,069          118,936
     Income taxes payable                                           216,188            36,214         (105,448)
     Deferred income taxes                                         (150,695)         (122,804)          93,987
     Other accrued liabilities                                       61,855           (74,854)          62,492
                                                                -----------       -----------      -----------
Net cash provided by (used for) operating activities               (559,427)          364,186        1,136,852
                                                                -----------       -----------      -----------

Cash flows used for investing activities:
     Additions to property and equipment                          ( 283,093)          (84,610)      (9,152,822)
                                                                -----------       -----------      -----------
Cash flows from financing activities:
  Proceeds from note payable, facility                               -                -              9,200,000
  Principal payments for note payable, facility                      -                -               (192,213)
  Net proceeds from revolving line of credit                        825,000         1,755,000          220,000
  Stock repurchase                                                   -             (1,757,318)        (699,955)
  Cash dividends                                                    (68,921)         (136,141)        (129,653)
  Principal payments under capital lease obligations                (37,235)         ( 14,625)            (595)
  Proceeds from exercise of employee stock options                   28,980            25,900           12,740
                                                                -----------       -----------      -----------

Net cash provided by (used for) financing activities                747,824          (127,184)       8,410,324
                                                                -----------       -----------      -----------
Net increase (decrease) in cash                                     (94,696)          152,392          394,354
Cash at beginning of year                                           211,007           116,311          268,703
                                                                -----------       -----------      -----------
Cash at end of year                                             $   116,311       $   268,703      $   663,057
                                                                ===========       ===========      ===========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

Supplemental disclosures of cash flow
  information:

                                                                              For the years ended
                                                               -----------------------------------------------
                                                                  June 30,          June 30,         June 30,
                                                                   1994              1995              1996
                                                               ------------      ------------      -----------
Cash paid during the year for:
  Interest                                                      $   339,427       $   520,659      $   895,931
                                                                ===========       ===========      ===========
  Income taxes                                                  $ 1,219,722       $ 1,142,509      $ 1,016,346
                                                                ===========       ===========      ===========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE THREE YEARS ENDED JUNE 30, 1996



                                                                       SERIES A       ADDITIONAL
                                               VOTING                 PREFERRED        PAID-IN          RETAINED
                                            COMMON STOCK                STOCK          CAPITAL          EARNINGS
                                      ----------------------           -------        ----------       ----------
                                        SHARES       AMOUNT
                                      ---------      -------
BALANCE AS OF JUNE 30, 1993           4,014,083      $40,141           $32,000        $6,638,383       $3,445,257

EXERCISE OF EMPLOYEE
 STOCK OPTIONS                           41,400          414                 -           203,105                -
CASH DIVIDENDS                                -            -                 -                 -          (68,921
NET INCOME FOR THE YEAR ENDED
  JUNE 30, 1994                               -            -                 -                 -        2,385,026
                                      ---------      -------           -------        ----------       ----------

BALANCE AS OF JUNE 30, 1994           4,055,483       40,555            32,000         6,841,488        5,761,362

EXERCISE OF EMPLOYEE
 STOCK OPTIONS                           37,000          370                 -           182,777                -
STOCK REPURCHASE                              -            -                 -                 -                -
CASH DIVIDENDS                                -            -                 -                 -         (136,141
NET INCOME FOR THE YEAR ENDED
  JUNE 30, 1995                               -            -                 -                 -        1,903,117
                                      ---------      -------           -------        ----------       ----------

BALANCE AS OF JUNE 30, 1995           4,092,483       40,925            32,000         7,024,265        7,528,338


EXERCISE OF EMPLOYEE
  STOCK OPTIONS                          18,200          182                 -            71,306                -
STOCK REPURCHASE                              -            -                 -                 -                -
CASH DIVIDENDS                                -            -                 -                 -         (129,653
NET INCOME FOR THE YEAR ENDED
  JUNE 30, 1996                               -            -                 -                 -        1,825,567
                                      ---------      -------           -------        ----------       ----------

                                      4,110,683      $41,107           $32,000        $7,095,571       $9,224,252
                                      =========      =======           =======        ==========       ==========




                                            TREASURY STOCK          TOTAL
                                        ----------------------   -----------
                                         SHARES        AMOUNT
                                        -------     ----------
BALANCE AS OF JUNE 30, 1993             641,414    ($3,302,826)  $ 6,852,955

EXERCISE OF EMPLOYEE
 STOCK OPTIONS                                -              -       203,519
CASH DIVIDENDS                                -              -       (68,921)
NET INCOME FOR THE YEAR ENDED
  JUNE 30, 1994                               -              -     2,385,026
                                        -------     ----------   -----------

BALANCE AS OF JUNE 30, 1994             641,414     (3,302,826)    9,372,579

EXERCISE OF EMPLOYEE
 STOCK OPTIONS                                -              -       183,147
STOCK REPURCHASE                        192,000     (1,757,318)   (1,757,318)
CASH DIVIDENDS                                -              -      (136,141)
NET INCOME FOR THE YEAR ENDED
  JUNE 30, 1995                              --              -     1,903,117
                                        -------     ----------   -----------

BALANCE AS OF JUNE 30, 1995             833,414     (5,060,144)    9,565,384


EXERCISE OF EMPLOYEE
  STOCK OPTIONS                               -              -        71,488
STOCK REPURCHASE                        106,500       (699,955)     (699,955)
CASH DIVIDENDS                                -              -      (129,653)
NET INCOME FOR THE YEAR ENDED
  JUNE 30, 1996                               -              -     1,825,567
                                        -------     ----------   -----------

                                        939,914    ($5,760,099)  $10,632,831
                                        =======     ==========   ===========


               CRAFTMADE INTERNATIONAL, INC.AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

ORGANIZATION

Craftmade International, Inc. ("Craftmade") was incorporated in the state of Texas in July 1985 under the name of Mastercraft International, Inc. In January 1987, Craftmade's Articles of Incorporation were amended to reflect Craftmade's current name. On July 26, 1990, Craftmade formed Durocraft International, Inc. ("Durocraft"), a wholly- owned subsidiary of Craftmade International, Inc., and consummated an agreement and plan of merger with Durocraft and DMI Products, Inc., a lamp manufacturer based in Fort Worth, Texas. Craftmade and Durocraft are located in Coppell, Texas.

NATURE OF THE COMPANY

Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling and new home construction markets, as well as the restaurant and commercial building market. Primarily all of the fans and accessories are provided to Craftmade through one supplier. In addition to the principal business of ceiling fans, Durocraft has two divisions. The Durocraft Design Manufacturing division assembles build-to-order floor and table lamps primarily for sale to a mid-price retailer with locations in the United States and Canada. The other division, Global Electronics, Inc., imports and distributes a variety of cables and components for telephone and communications industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements of the Company include the accounts of Craftmade International, Inc. and its wholly-owned
subsidiaries.   All intercompany accounts and transactions have been
eliminated.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of the fan division's customers are lighting showrooms; however, credit risk is limited due to this division's large number of customers and their dispersion across many different geographic locations. As of June 30, 1996, the fan division had no significant concentration of credit risk. The lamp division's customer base consists primarily of one mid-price retailer with locations in the United States and Canada.

INVENTORIES - Inventories are stated at the lower of cost or market, with cost being determined using the average cost method which approximates the first-in, first-out (FIFO) method. The cost of inventory includes freight-in and duties on imported goods.

Property and equipment - Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, which range from three to 40 years.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

ADVERTISING COST - THE COMPANY'S ADVERTISING EXPENDITURES ARE EXPENSED IN THE PERIOD THE ADVERTISING FIRST OCCURS. ADVERTISING EXPENSE FOR THE FISCAL YEARS ENDED JUNE 30, 1994, 1995 AND 1996 WAS $266,236, $279,126 AND $338,744,
RESPECTIVELY.

Goodwill - Goodwill related to the Company's acquisition of DMI Products, Inc. in 1990 is being amortized using the straight-line method over 10 years. Accordingly, goodwill amortization has been recorded in the accompanying consolidated statements of income of $40,344, $55,644 and $55,643 for the years ended June 30, 1994, 1995 and 1996, respectively.

INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.

Impairment of Assets - In March 1995, the Financial Accounting Standards Board issued FAS 121 on "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss will be recognized if the sum of the expected future cash flows undiscounted and before interest from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the
net book value of the assets and their estimated fair value.   The Company is
required to adopt this statement by July 1, 1996; however, such adoption is not expected to have a material impact on the Company's results of operations or financial condition.

STOCK-BASED COMPENSATION - IN OCTOBER 1995, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED FAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", WHICH IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1995. EFFECTIVE JULY 1, 1996, THE COMPANY WILL ADOPT FAS 123 WHICH ESTABLISHES FINANCIAL ACCOUNTING AND REPORTING STANDARDS FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS. THE PRONOUNCEMENT DEFINES A FAIR VALUE BASED METHOD OF ACCOUNTING FOR AN EMPLOYEE STOCK OPTION OR SIMILAR EQUITY INSTRUMENT AND ENCOURAGES ALL ENTITIES TO ADOPT THAT METHOD OF ACCOUNTING FOR ALL OF THEIR EMPLOYEE STOCK OPTION COMPENSATION PLANS. HOWEVER, IT ALSO ALLOWS AN ENTITY TO CONTINUE TO MEASURE COMPENSATION COST FOR THOSE PLANS USING THE INTRINSIC VALUE BASED METHOD OF ACCOUNTING AS PRESCRIBED BY ACCOUNTING PRINCIPLES BOARD OPINION NO. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25). ENTITIES ELECTING TO REMAIN WITH THE ACCOUNTING IN APB 25 MUST MAKE PRO FORMA DISCLOSURES OF NET INCOME AND EARNINGS PER SHARE AS IF THE FAIR VALUE BASED METHOD OF ACCOUNTING DEFINED IN FAS 123 HAD BEEN APPLIED. THE COMPANY WILL CONTINUE TO ACCOUNT FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS UNDER THE INTRINSIC METHOD PURSUANT TO APB 25 AND WILL MAKE THE DISCLOSURES IN ITS FOOTNOTES AS REQUIRED BY FAS 123.

EARNINGS PER COMMON SHARE - Earnings per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

For purposes of computing earnings per common share, stock options outstanding during each of the years in the three year period ended June 30, 1996 were treated as common stock equivalents using the treasury stock method. The aggregate number of common stock equivalents added to weighted average shares outstanding at June 30, 1994, 1995 and 1996 were 41,362, 14,719 and 1,800, respectively.

Weighted average number of shares including common stock equivalents, outstanding at June 30, 1994, 1995 and 1996 were, 3,472,302, 3,431,436 and
3,255,717, respectively.

Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain fiscal 1995 and 1994 amounts were reclassified to conform with the current year presentation.

NOTE 3 - REVOLVING LINE OF CREDIT

On November 15, 1995, the Company negotiated an additional $2,000,000 availability on its existing line of credit, increasing its line to $12,000,000. On May 31, 1996, the Company renegotiated this line of credit with another financial institution and obtained an interest rate of LIBOR plus 1.5% (6.5% at June 30, 1996). The line of credit is due on demand; however, if no demand is made, it is scheduled to mature November 30, 1997. The line of credit contains certain financial covenants, which include consolidated debt to consolidated tangible net worth, funded debt to EBDIT ratio and capital expenditures and restricts the Company's payment of quarterly dividends to 40% of the Company's net profit before taxes, of which the Company is in compliance
at June 30, 1996.   This line of credit is secured by inventory, accounts
receivable and equipment.

NOTE 4 - NOTES PAYABLE, FACILITY

On December 21, 1995 the Company obtained a $9,200,000 recourse term loan to finance the purchase of its new facility. The loan bears interest at 8.125% and is payable in equal monthly installments of principal and interest of $100,280 until it matures on January 1, 2008. The loan is secured by the building and land.



Scheduled maturities of long-term debt are as follows:
                1997                              $  488,656
                1998                                 529,872
                1999                                 574,564
                2000                                 623,025
                2001                                 675,575
                Thereafter                         6,116,095
                                                  ----------
                                                  $9,007,787
                                                  ==========

NOTE 5 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 1994, 1995 and 1996 consist of the following:

                                                        1994         1995         1996
                                                      ----------   ----------   -----------
Current Expense:
        Federal                                       $1,224,371   $1,018,292    $  836,983
        State                                             98,575       59,666        33,760
        Charge in Lieu of Income Taxes Payable           131,069      118,397        39,638
                                                      ----------   ----------    ----------
Total Current Expense                                  1,454,015    1,196,355       910,381
                                                      ----------   ----------    ----------

Total Deferred (Benefit) Expense                        (150,695)    (122,804)      114,085
                                                      ----------   ----------    ----------
Total Provision                                       $1,303,320   $1,073,551    $1,024,466
                                                      ==========   ==========    ==========


Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 1994, 1995 and 1996 are as follows:

                                                                    1994         1995         1996
                                                                -----------  -----------   -----------
        Inventory capitalized for tax                           $   247,460  $   382,806   $   322,203
        Unutilized purchased NOL carryforward                        47,948       27,850         7,752
        Freight reserves                                             40,800       49,300        55,760
        Rent expense not deductible for tax                          12,122       -             -
        Other                                                        26,999       16,193        17,593
                                                                -----------  -----------   -----------
        Total deferred tax assets                                   375,329      476,149       403,308
                                                                -----------  -----------   -----------
        Total deferred tax liabilities - depreciation                (5,619)      (3,733)      (44,977)
                                                                -----------  -----------   -----------
        Deferred tax assets valuation allowance                    -              -            -
                                                                -----------  -----------   -----------
                                                                $   369,710  $   472,416   $   358,331
                                                                ===========  ===========   ===========


The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 1994, 1995 and 1996 are as follows:

                                                                    1994         1995          1996
                                                                -----------  -----------   -----------
      Tax at the statutory corporate rate                       $ 1,254,038   $ 1,012,067   $   969,011
      State income taxes, net of federal benefit                     65,059        39,380        22,282
      Other                                                         (15,777)       22,104        33,173
                                                                -----------   -----------   -----------
Provision for income taxes                                      $ 1,303,320   $ 1,073,551    $1,024,466
                                                                ===========   ===========   ===========
      Effective tax rate                                                 35%           36%           36%
                                                                ===========   ===========   ===========



Upon adoption of FAS 109 for the fiscal year ended June 30, 1994, the Company recognized a deferred tax benefit of $47,948 representing the expected tax benefit of an unutilized net operating loss carryforward acquired in the purchase of the assets of DMI Products, Inc. in July 1990. The Company correspondingly reduced goodwill by this amount. A valuation allowance has not been established as the Company believes that it is more likely than not to realize this benefit before it expires in fiscal year 2005. During the years ended June 30, 1994 and 1995, the Company utilized $20,098 and $20,098, respectively, of this deferred tax benefit.

NOTE 6 - SHAREHOLDERS' EQUITY

EMPLOYEE STOCK OPTION PLANS

On December 15, 1989, the Company granted to five key employees, including the President, options to purchase an aggregate of 200,000 shares of common stock of the Company at $.70 per share. Under the terms of the grant, the right to exercise such options fully vested in fiscal 1994, provided such individuals remained in the employ of the Company. The options were exercisable for a five-year period subsequent to vesting.

The fair value of the common stock underlying the options at date of grant was appraised at $1.75 per share. The difference between the appraised value and the aggregate exercise price of such shares was deemed future compensation to the recipients of such options and compensation was charged to operations through June 30, 1994. The Company charged $42,928 to operations for the year ended June 30, 1994 related to such options.

On December 31, 1992, the Company granted to two additional key employees options to purchase an aggregate of 30,000 shares of common stock of the Company at $6.56 per share, the average market value of common stock at date of grant. Under the terms of the grant, the right to exercise such options fully vested in fiscal 1994, provided such individuals remained in the employ of the Company.

The options are exercisable for a five-year period subsequent to vesting, except that following departure from the Company, exercisable options that have accrued must be exercised within three months of termination of employment.
The exercise period is accelerated in the event of death, disability or early retirement.

A summary of outstanding options are as follows:

                                                 NUMBER OF SHARES
                                        --------------------------------
                                          1989         1992
                                          PLAN         PLAN       TOTAL
                                        --------------------------------
OUTSTANDING AT JUNE 30, 1994             55,200       30,000      85,200
EXERCISED                               (37,000)         -       (37,000)
                                        --------------------------------
OUTSTANDING AT JUNE 30, 1995             18,200       30,000      48,200
EXERCISED                               (18,200)         -       (18,200)
                                        --------------------------------
OUTSTANDING AT JUNE 30, 1996                -         30,000      30,000
                                        ================================
EXERCISABLE AT JUNE 30, 1996                -         30,000      30,000
                                        ================================
PRICE RANGE AT JUNE 30, 1996                           $6.56
                                                       =====

Stock Repurchase

On January 27, 1995, the Company's Board of Directors authorized the Company's management to repurchase up to 200,000 shares of the Company's outstanding Common Stock. During fiscal 1996, the Company's Board of Directors amended the stock repurchase plan by 100,000 shares to allow the Company to repurchase up to 300,000 shares of its issued and outstanding Common Stock. During the years ended June 30, 1995 and 1996, the Company acquired 192,000 and 106,500 shares, respectively, of its Common Stock related to this repurchase program at an aggregate cost of $1,757,318 and $699,955, respectively. These repurchased shares are reflected as treasury stock at June 30, 1996 on the accompanying consolidated balance sheet.

On August 7, 1996, the Company's Board of Directors authorized the Company's management to repurchase up to an additional 300,000 shares of the Company's outstanding Common Stock.

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts and commissions payable, accrued liabilities and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 1996 because of their short-term nature. In the case of the facility note payable fair value is estimated at $10,024,000. Carrying value of the facility note payable at June 30, 1996 is $9,007,787.

NOTE 8 - COMMITMENTS

OPERATING LEASES

The Company leases various equipment and real estate under long-term, non-cancelable operating lease agreements which require future cash payments.

The required future cash payments relating to the Company's non-cancelable operating leases with terms in excess of one year are as follows:



                   Year ending June 30:
                   --------------------
                           1997                          $ 36,186
                           1998                            27,747
                                                         --------
                                                         $ 63,933
                                                         ========



The Company incurred rental expense under its operating lease agreements of $647,154, $682,600 and $372,576 for fiscal 1994, 1995 and 1996, respectively.

The Company leases 80,000 square feet of its new facility to an unaffiliated company for $20,000 a month. At June 30, 1996 the remaining term under this lease agreement is twenty nine months.

NOTE 9 - CONTINGENCIES

Due to the nature of the Company's business, it could be a party in legal or administrative proceedings arising in the ordinary course of business.
Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, after consideration of the Company's insurance coverage, it is the opinion of management that the ultimate resolution would not have a materially adverse effect on the Company's financial position or its results of operations.


The Company provides a limited warranty against workmanship or materials for its ceiling fans for one year and also provides a 25 year warranty with respect to the motor contained in all fans except for certain high-end models which carry a limited lifetime warranty. Since inception of the Company's relationship with its major supplier of such fans, the supplier has extended the Company full credit for all product returns. Accordingly, no reserve for warranty has been accrued in the accompanying consolidated financial statements. Should the Company's relationship change in the future with respect to such supplier, the Company would be liable for any claims received during the warranty period. Based upon historical experience, management believes future claims resulting from defects in workmanship or materials are not significant to the Company's operations.

NOTE 10 - 401(k) DEFINED CONTRIBUTION PLAN

On July 1, 1992, the Company established a qualified 401(k) defined contribution plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees are allowed to tax defer the lesser of 10% of their annual compensation or $8,994. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the years ended June 30, 1994, 1995 and 1996 aggregated approximately $31,000, $42,000 and $47,000, respectively.

NOTE 11 - MAJOR SUPPLIER, MAJOR CUSTOMER AND RELATED PARTY

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

Fans and accessories manufactured and sold to the Company by the Supplier account for approximately 86%, 90% and 85% of the Company's purchases in fiscal 1994, 1995 and 1996, respectively. As of June 30, 1995 and 1996, the Supplier owned 101,196 shares of the Company's common stock, representing 3% of outstanding common stock. The Company, at its option, may repurchase the shares for an aggregate purchase price of $137,774.

Sales during fiscal 1996 to one of Durocraft's customers aggregated $3,978,241. Sales to this customer represented approximately 89% of that division's fiscal 1996 net sales.

                                    EXHIBIT INDEX

    Exhibit No.                  Exhibit Description                               Page
    -----------                  -------------------                               ----
        10.1   - Earnest Money contract and Design/Build Agreement dated May 8,
                 1995, between MEPC Quorum Properties II, Inc. and Craftmade
                 International, Inc. (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31,
                 1995, and herein incorporated by reference.

        10.2 - Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life
                 Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.3   - Deed of Trust, Mortgage and Security Agreement made by
                 Craftmade International, Inc., dated December 21, 1995, to
                 Patrick M. Arnold, as trustee for the benefit of Allianz Life
                 Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.4   - Second Amended and Restated Credit Agreement dated November
                 14, 1995, among Craftmade International, Inc., NationsBank of
                 Texas, N.A., as Agent and the Lenders defined therein
                 (including exhibits), previously filed as an exhibit in Form
                 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.5   - Lease Agreement dated November 30, 1995, between Craftmade
                 International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

        10.6   - Revolving credit facility with Texas Commerce Bank.

        22     - Subsidiaries of the Registrant

        27     - Financial Data Schedule