Form 10-Q
period 1996-09-30
CRAFTMADE INTERNATIONAL INC
filed 1996-10-29
CIK 856250

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE
---- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
---- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                                        ------   ------

Commission File Number
----------------------
       1-10471

                         CRAFTMADE INTERNATIONAL, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                75-2057054
         --------                                ----------
(State or other jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)               Identification No.)


650 South Royal Lane, Suite 100 Coppell, Texas     75019
----------------------------------------------     -----
(Address of principal executive offices)           Zip Code


Registrants' telephone number, including area code (972) 393-3800
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x         No
                                              -------        --------
3,103,569 shares of Common Stock were outstanding as of October 18, 1996.

               CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Quarterly Report on Form 10-Q

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months ended September 30, 1996 and 1995.

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1996 and June 30, 1996.

                  Condensed Consolidated Statement of Changes in Shareholders' Equity for the three months ended September 30, 1996.

                  Condensed Consolidated Statements of Cash
                  Flows for the three months ended September
                  30, 1996 and 1995.

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

               CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                   FOR THE THREE MONTHS ENDED
                                --------------------------------
                                September 30,      September 30,
                                   1995                1996
                                -------------      -------------
Net Sales                       $  9,426,323       $  10,782,870
Cost of goods sold                 6,013,086           6,819,684
                                ------------       -------------

  Gross profit                     3,413,237           3,963,186
                                ------------       -------------

Selling, general and
  administrative expenses          2,095,533           2,182,070
Interest expense, net                153,661             313,583
Depreciation and amortization         42,959              96,208
                                ------------       -------------

     Total Expenses                2,292,153           2,591,861
                                ------------       -------------

Income before income taxes         1,121,084           1,371,325

Provision for income taxes           338,763             528,552
                                ------------       -------------

Net income                      $    782,321       $     842,773
                                ============       =============

Earnings per common share       $        .24       $         .27
                                ============       =============

Cash dividends declared
  per common share              $        .01       $         .01
                                ============       =============

Weighted average shares
  outstanding                      3,304,435           3,177,744
                                ============       =============






                     SEE ACCOMPANYING NOTES TO CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                       June 30,                 September 30,
                                         1996                       1996
                                                                 (Unaudited)
                                      -----------               -------------
Current assets:
  Cash                                $   663,057               $     249,514
  Accounts receivable - trade,
    net of allowance                    7,239,457                   7,291,883
  Inventory                             8,680,625                   9,913,150
  Prepaid expenses and other
   current assets                       1,252,093                   1,479,539
                                      -----------               -------------
   Total current assets                17,835,232                  18,934,086
                                      -----------               -------------

Property and equipment, net             9,713,592                   9,672,391
                                      -----------               -------------
Other assets:
  Goodwill, net                           227,214                     213,303
  Other assets                            219,570                     234,848
                                      -----------               -------------

Total other assets                        446,784                     448,151
                                      -----------               -------------

                                      $27,995,608               $  29,054,628
                                      ===========               =============


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                        September 30,
                                                      June 30,              1996
                                                        1996             (Unaudited)
                                                     -----------        -------------
Current liabilities:
  Payable to bank                                    $         -        $    32,462
  Note payable, facility-
   current portion                                       488,656            498,649
  Revolving line of credit                             7,700,000          8,100,000
  Accounts payable - trade and
   commissions                                           465,239            488,837
  Income taxes payable                                         -            541,150
  Other accrued liabilities                              144,774            159,177
                                                     -----------        -----------

Total current liabilities                              8,798,669          9,820,275
                                                     -----------        -----------

Note payable, facility -
  long term portion                                    8,519,131          8,390,658
  Other liabilities                                       44,977             44,977
                                                     -----------        -----------

  Total liabilities                                   17,362,777         18,255,910

Shareholders' equity:
 Series A cumulative, convertible,
  callable preferred stock, $1.00
  par value, 2,000,000 shares
  authorized; 32,000 shares issued                        32,000             32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   4,110,683 shares issued as of
   September 30, 1996 and June 30,
   1996                                                   41,107             41,107
Additional paid-in capital                             7,095,571          7,095,571
Retained earnings                                      9,224,252         10,035,638
                                                     -----------        -----------
                                                      16,392,930         17,204,316
 Less:  treasury stock, 997,114
   and 907,914 common shares at
   cost as of September 30, 1996 and
   June 30, 1996, respectively
   and 32,000 preferred shares
        at cost                                       (5,760,099)        (6,405,598)
                                                     -----------        -----------
         Total shareholders' equity                   10,632,831         10,798,718
                                                     -----------        -----------

                                                     $27,995,608        $29,054,628
                                                     ===========        ===========

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                                            Series A     Additional
                                        Voting              Preferred      Paid-in       Retained
                                     Common Stock             Stock        Capital       Earnings     Treasury Stock      Total
                               -------------------------    ----------   ------------   -----------   --------------  -------------
                                Shares           Amount                                                  Amount
                               ----------      ---------                                              --------------
Balance as of June 30, 1996     4,110,683      $  41,107    $ 32,000     $  7,095,571   $ 9,224,252    ($5,760,099)   $ 10,632,831

Stock Repurchase                        -              -           -                -             -       (645,499)       (645,499)

Cash Dividends                          -              -           -                -       (31,387)                       (31,387)

Net Income for the three months
 ended September 30, 1996               -              -           -                -       842,773              -         842,773


                                4,110,683      $  41,107    $ 32,000     $  7,095,571   $10,035,638    ($6,405,598)    $10,798,718
                                =========      =========    ========     ============   ===========    ===========     ===========





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       FOR THE THREE MONTHS ENDED
                                                   ---------------------------------
                                                   September 30,       September 30,
                                                        1995                1996
                                                   -------------       -------------
Net cash provided by (used for)
operating activities                                 ($360,220)           $  21,372
                                                     ---------            ---------

Cash flows from investing activities:
  Net additions to equipment                            (1,827)             (39,549)
                                                     ---------            ---------

Cash flows from financing activities:
  Net proceeds from
    Revolving line of credit                           500,000              400,000
    Principal payments for
    note payable, facility                                   -             (118,480)
    Stock repurchase                                         -             (645,499)
    Cash dividends                                     (32,786)             (31,387)
  Other financing activities                              (595)                   -
                                                     ---------            ---------
Net cash provided by (used for)
     financing activities                              466,619             (395,366)
                                                     ---------            ---------

Net increase (decrease) in cash                        104,572             (413,543)
Cash at beginning of period                            268,703              663,057
                                                     ---------            ---------

Cash at end of period                                $ 373,275            $ 249,514
                                                     =========            =========

Supplemental disclosures of cash flow information:

                                                       FOR THE THREE MONTHS ENDED
                                                   ---------------------------------
                                                   September 30,       September 30,
                                                        1995                1996
                                                   -------------       -------------
Cash paid during the period for:
  Interest                                           $  153,661           $ 313,583
                                                     ==========           =========
  Income taxes                                       $        -           $  13,410
                                                     ==========           =========


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1996
                                  (Unaudited)

Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 2 - STOCK REPURCHASE

On August 9, 1996, the Company's Board of Directors authorized the Company to repurchase an additional 300,000 shares of its issued and outstanding common stock. At September 30, 1996, the Company had repurchased an aggregate of 387,700 shares, (including 89,200 shares repurchased since August 9, 1996) at an aggregate cost of $3,102,772.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales increased $1,356,547, to $10,782,870 for the three month period ended September 30, 1996 from $9,426,323 for the same period last year. This 14.4% increase was primarily the result of a 22.6% increase in fan sales attributable to the continued recovery of the new home construction market and the success of this division's marketing strategy of selective expansion of its distribution base and new product introductions. This increase in sales was partially offset by a 60% decrease in lamp sales as orders from this division's major customer declined due to an internal restructuring by that customer. The Company's management remains uncertain as to what effect this restructuring will have on future orders for lamps; however, this division is working to develop a broader customer base to help minimize the negative impact a decline in orders from this customer would have. The Company's management anticipates that fan sales will continue to experience strong growth consistent with prior years provided new home construction does not experience a downturn similar to 1995.

Gross profit for the three month period ended September 30 increased to $3,963,186, or 36.8% of net sales, in 1996 from $3,413,237, or 36.2% of net sales, in 1995. This increase was primarily attributable to the stabilization of product costs achieved during the latter part of fiscal 1996 and the success of the fan division's higher end product line. The Company's management anticipates that gross margins will continue to improve provided that the Company continues to benefit from stable product costs.

Total selling, general and administrative expenses were $2,182,070, or 20.2% of net sales, for the first quarter ended September 30, 1996, compared to $2,095,533, or 22.2% of net sales, for the same three month period last year. This increase of $86,537 was primarily attributable to increases in sales commissions and certain other costs directly correlated to sales, partially offset by the reduction in operating lease expense associated with the Company's acquisition in December 1995 of its new facility. The decline in this component of selling, general and administrative expenses was fully offset by increases in depreciation and interest costs also attributable to this facility acquisition. The Company's management anticipates that, in the future, selling, general and administrative expenses as a percentage of net sales will follow a more consistent trend.

Net interest expense increased $159,922, to $313,583 for the three months ended September 30, 1996 from $153,661 for the same three month period in 1995. This increase was primarily the result of interest incurred relating to the financing of the Company's newly-acquired facility. The Company's management anticipates that the increase in interest expense will be partially offset by the decrease in operating lease expense. In addition, management believes the long-term ownership of this facility should prove advantageous for the Company as future lease arrangements for adequate facility space would have resulted in an obligation in excess of the current annual debt requirement under the new facility note payable and related depreciation and interest expense.

Liquidity and Capital Resources

The Company's cash decreased $413,543, from $663,057 at June 30, 1996 to $249,514 at September 30, 1996. The Company's operating activities provided cash of $21,372. This cash was primarily provided by net income of $842,773 and from certain expenses not requiring cash, primarily offset by increases in inventory levels to meet anticipated sales growth and, to a lesser extent, an increase in accounts receivable corresponding to the current sales growth.

The cash used by investing activities of $39,549 related to the purchase of warehouse equipment.

The cash used for financing activities of $395,366 was primarily the result of the repurchase of 89,200 shares of the Company's common stock in connection with the Company's stock repurchase plan at an aggregate cost of $645,499 and principal payments of $118,480 made towards the facility note, partially offset by $400,000 in additional borrowing from the Company's line of credit.

At September 30, 1996, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $3,900,000 available under its $12,000,000 line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, annual payments under the note payable related to the facility acquisition approximating $1,600,000 and its projected growth over the next twelve months.

Cautionary Statement

With the exception of historical information, the matters discussed under "Results of Operations" and "Liquidity and Capital Resources" above contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by some of the forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers including, but not limited to, the lamp division's relationship with its major customer, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, unfavorable political developments in the Republic of Taiwan, the location of the Company's principal vendor, declining conditions in the home construction industry, and other uncertainties, all of which are difficult to predict and many of which are beyond the control the Company.

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

                                 CRAFTMADE INTERNATIONAL, INC.
                                 -----------------------------
                                        (Registrant)

Date      October 18, 1996               JAMES R. RIDINGS
    ---------------------------  -----------------------------
                                         JAMES R. RIDINGS
                                        President and Chief
                                         Executive Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
