Form 10-Q
period 1996-12-31
CRAFTMADE INTERNATIONAL INC
filed 1997-01-28
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER, 31 1996 OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

Commission File Number
       1-10471

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x   .   No         .
                                              ---------      ---------
2,950,000 shares of Common Stock were outstanding as of January 15, 1997.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.          Financial Statements (unaudited)

                          Condensed Consolidated Statements of Income for the three months and six months ended December 31, 1996 and 1995.

                          Condensed Consolidated Balance Sheets as of December 31, 1996 and June 30, 1996.

                          Condensed Consolidated Statement of Changes in Shareholders' Equity for the six months ended December 31, 1996.

                          Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and 1995.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                          FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                          --------------------------                ------------------------
                                      December 31,         December 31,         December 31,       December 31,
                                         1995                  1996                1995                1996
                                    -------------         -------------      ---------------      --------------
Net Sales                           $   7,704,043         $   8,872,621      $    17,130,366      $   19,655,491
Cost of goods sold                      5,114,773             5,595,989           11,127,859          12,415,673
                                    -------------         -------------      ---------------      --------------
  Gross profit                          2,589,270             3,276,632            6,002,507           7,239,818
                                    -------------         -------------      ---------------      --------------

Selling, general
 and administrative
 expenses                               2,240,660             2,335,703            4,336,193           4,517,773
Interest expense,net                      145,163               334,886              298,824             648,469
Depreciation and
 amortization                              42,759                97,809               85,718             194,017
                                    -------------         -------------      ---------------      --------------
    Total expenses                      2,428,582             2,768,398            4,720,735           5,360,259
                                    -------------         -------------      ---------------      --------------

Income before
 income taxes                             160,688               508,234            1,281,772           1,879,559

Provision for
 income taxes                              59,457               169,251              398,220             697,803
                                    -------------         -------------      ---------------      --------------

Net income                          $     101,231         $     338,983      $       883,552      $    1,181,756
                                    =============         =============      ===============      ==============

Earnings per
 common share                       $         .03         $         .11      $           .27      $          .38
                                    =============         =============      ===============      ==============

Weighted average
 shares outstanding                     3,303,205             3,074,985            3,303,820           3,126,365
                                    =============         =============      ===============      ==============



                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                                   December 31,
                                                                       June 30,                        1996
                                                                         1996                      (Unaudited)
                                                                   ---------------                -------------
Current assets:
  Cash                                                             $       663,057                $     365,170
  Accounts receivable - trade,
 net of allowance                                                        7,239,457                    5,901,804
  Inventory                                                              8,680,625                   11,101,915
  Prepaid expenses and other
   current assets                                                        1,252,093                    1,422,281
                                                                   ---------------                -------------
   Total current assets                                                 17,835,232                   18,791,170
                                                                   ---------------                -------------

Property and equipment, net                                              9,713,592                    9,644,398
                                                                   ---------------                -------------
Other assets:
  Goodwill, net                                                            227,214                      199,392
  Other assets                                                             219,570                      216,284
                                                                   ---------------                -------------
 Total other assets                                                        446,784                      415,676
                                                                   ---------------                -------------
                                                                   $    27,995,608                $  28,851,244
                                                                   ===============                =============



                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                   December 31,
                                                                       June 30,                        1996
                                                                         1996                      (Unaudited)
                                                                   ---------------                -------------
Current liabilities:
  Note payable, facility -
   current portion                                                 $       488,656                $     508,847
  Revolving line of credit                                               7,700,000                    9,000,000
  Accounts payable - trade and
   commissions                                                             465,239                      285,107
  Income taxes payable                                                           -                       10,401
  Other accrued liabilities                                                144,774                      358,816
                                                                   ---------------                -------------
Total current liabilities                                                8,798,669                   10,163,171
                                                                   ---------------                -------------

  Note payable, facility -
   long term portion                                                     8,519,131                    8,259,557
   Other liabilities                                                        44,977                       44,977
                                                                   ---------------                -------------

   Total liabilities                                                    17,362,777                   18,467,705
                                                                   ---------------                -------------

Shareholders' equity:
 Series A cumulative, convertible,
  callable preferred stock, $1.00
  par value, 2,000,000 shares
  authorized; 32,000 shares issued                                          32,000                       32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   4,110,683 shares issued as of
   December 31, 1996 and June 30, 1996                                      41,107                       41,107
Additional paid-in capital                                               7,095,571                    7,095,571
Retained earnings                                                        9,224,252                   10,344,574
                                                                   ---------------                -------------
                                                                        16,392,930                   17,513,252

 Less:  treasury stock, 1,106,084 and
   907,914 common shares at cost as
   of December 31, 1996 and June 30,
   1996, respectively, and 32,000
   preferred shares at cost                                             (5,760,099)                  (7,129,713)
                                                                   ---------------                -------------
Total shareholders' equity                                              10,632,831                   10,383,539
                                                                   ---------------                -------------
                                                                   $    27,995,608                $  28,851,244
                                                                   ===============                =============


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


                                                        Series A      Additional
                                        Voting          Preferred       Paid-in      Retained
                                     Common Stock         Stock         Capital      Earnings   Treasury Stock        Total
                                     ------------       ---------     ----------     --------   ---------------       -----
                                 Shares        Amount                                               Amount
                                 ------        ------                                               ------
Balance as of June 30, 1996      4,110,683  $  41,107   $  32,000   $  7,095,571   $  9,224,252   ($5,760,099)   $   10,632,831

Cash Dividends                           -          -           -              -       (61,434)              -          (61,434)

Stock Repurchase                         -          -           -              -              -    (1,369,614)       (1,369,614)

Net Income for the six months
 ended December 31, 1996                 -          -           -              -      1,181,756              -        1,181,756
                                 ---------  ---------   ---------   ------------   ------------   -----------    --------------
                                 4,100,883  $  41,107   $  32,000   $  7,095,571   $ 10,344,574   ($7,129,713)   $   10,383,539
                                 =========  =========   =========   ============   ============   ===========    ==============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              FOR THE SIX MONTHS ENDED
                                                                              ------------------------
                                                                       December 31,                 December 31,
                                                                           1995                        1996
                                                                   ---------------                -------------
Net cash provided by
  operating activities                                             $     2,058,076                $     166,450
                                                                   ---------------                -------------
Cash flows from investing activities:
  Facility acquisition                                                  (9,207,559)                           -
  Net additions to equipment                                              (123,984)                     (93,906)
                                                                   ---------------                -------------
  Net cash used in investing activities                                 (9,331,543)                     (93,906)
                                                                   ---------------                -------------
Cash flows from financing activities:
  Facility acquisition financing                                         9,200,000                            -
  Principal payments for
  Note payable, facility                                                         -                     (239,383)
  Stock repurchase                                                         (53,642)                  (1,369,614)
  Net proceeds from (principal payments for)
  revolving line of credit                                                (980,000)                   1,300,000
  Proceeds from exercise of stock
 options                                                                     5,880                            -
  Cash dividends                                                           (65,709)                     (61,434)
  Other financing activities                                                  (595)                           -
                                                                   ---------------                -------------
  Net cash (used for) provided by
    financing activities                                                 8,105,934                     (370,431)
                                                                   ---------------                -------------
 Net increase (decrease) in cash                                           832,467                     (297,887)
 Cash at beginning of year                                                 268,703                      663,057
                                                                   ---------------                -------------
 Cash at end of period                                             $     1,101,170                $     365,170
                                                                   ===============                =============


Supplemental disclosures of cash flow information:

                                                                              FOR THE SIX MONTHS ENDED
                                                                              ------------------------
                                                                      December 31,                 December 31,
                                                                         1995                         1996
                                                                   ---------------                -------------
Cash paid during the period for:
  Interest                                                         $       298,824                $     648,469
                                                                   ===============                =============
  Income taxes                                                     $       575,000                $     713,410
                                                                   ===============                =============

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                  (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 2 - STOCK REPURCHASE

The Company's Board of Directors has previously authorized the Company to repurchase 600,000 shares of its issued and outstanding common stock. From the initial authorization on January 27, 1995 through December 31, 1996, the Company has repurchased an aggregate of 496,670 shares at an aggregate cost of $3,826,887.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales increased $1,165,578, or 15.1%, for the three months ended December 31, 1996 to $8,872,621, up from $7,704,043 for the same period last year. For the six months ended December 31, 1996, net sales were $19,655,491, an increase of $2,525,125, or 14.7%, from sales of $17,130,366 for the same six month period last year. These increases were primarily the result of a 25.4% increase in fan sales attributable to the stabilization of the new home construction market and the success of this division's marketing strategy of selective expansion of its distribution base and new product introductions. This increase in sales was partially offset by a 62.5% decrease in lamp sales as orders from this division's major customer declined due to an internal restructuring by that customer. The Company's management remains uncertain as to what effect this restructuring will have on future orders for lamps; however, this division is working to develop a broader customer base to help minimize the negative impact a decline in orders from this customer would have. The Company's management anticipates that fan sales will continue to experience strong growth consistent with prior years provided new home construction does not experience a downturn similar to 1995. In addition, the Company will enter the bathroom lighting market by introducing at the January 1997 Dallas market a complete line of bathstrip lighting to its customers. The Company's management anticipates that this new product line will be well-received since it complements the fan division's existing product lines and because it will utilize the same distribution network and independent sales force that currently exists with the fan division.

Gross profit for the three month period ended December 31 increased to $3,276,632, or 36.9% of sales, in 1996 from $2,589,270, or 33.6% of sales, in
1995. For the six month period ended December 31, gross profit increased to $7,239,818, or 36.8% of sales, in 1996 from $6,002,507, or 35.0% of sales, in
1995. These increases were primarily attributable to the stabilization of product costs achieved during the latter part of fiscal 1996 and the success of the fan division's higher end product line. The Company's management anticipates that gross margins will continue to improve provided that the Company continues to benefit from stable product costs and customer demand remains strong for the Company's higher-end productline.

Total selling, general and administrative expenses increased $95,043 to $2,335,703, or 26.3% of sales, for the three months ended December 31, 1996, compared to $2,240,660, or 29.1% of sales, for the same three month period last year. Total selling, general and administrative expenses increased $181,580 to $4,517,773, or 23.0% of sales, for the six months ended December 31, 1996, compared to $4,336,193, or 25.3% of sales, for the same six month period last year. These increases were primarily attributable to increases in sales commissions and certain other costs directly correlated to sales and property taxes, partially offset by the reduction in operating lease expense and costs related to relocation, legal fees and certain other expenses incurred in the acquisition and subsequent relocation of the Company to its new facility in December 1995. The decline in this component of selling, general and administrative expenses was fully offset by increases in depreciation and interest costs also attributable to this facility acquisition. The Company's management anticipates that, in the future, selling, general and administrative expenses as a percentage of net sales will follow a more consistent trend.

Net interest expense increased $189,723, to $334,886 for the three months ended December 31, 1996 from $145,163 for the same three month period in 1995. For the six months ended December 31, 1996, interest expense was $648,469, an increase of $349,645 from interest expense of $298,824 for the same six month period last year. These increases were primarily the result of increases in the average outstanding indebtedness this year over last year primarily related to the Company's growth and interest incurred relating to the financing of the Company's newly-acquired facility. The Company's management anticipates that the increase in interest expense will be partially offset by the decrease in operating lease expense. In addition, management believes the long-term ownership of this facility should prove advantageous for the Company as future lease arrangements for adequate facility space would have resulted in an obligation in excess of the current annual debt requirement under the new facility note payable and related depreciation and interest expense.

Liquidity and Capital Resources

The Company's cash decreased $297,887, from $663,057 at June 30, 1996 to $365,170 at December 31, 1996. The Company's operating activities provided cash of $166,450. This cash was primarily provided by net income of $1,181,756 and decreases in accounts receivable, partially offset by inceases in inventory levels. Although profitability has increased for the first six months ended December 31, 1996 compared to 1995, cash provided by operating activities was greater in 1995 due to a reduction in inventory in order to facilitate a smoother relocation to the Company's new facility December 1995. Inventory at December 31, 1996 was at levels necessary to support the Company's current needs.

The cash used by investing activities of $93,906 related to the purchase of warehouse equipment.

The cash used for financing activities of $370,431 was primarily the result of 198,170 shares of the Company's common stock in connection with the Company's stock repurchase plan at an aggregate cost of $1,369,614 and principal payments of $239,383 made towards the facility note, partially offset by $1,300,000 in additional borrowing from the Company's line of credit.

At December 31, 1996, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $3,000,000 available on its $12,000,000 line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, annual payments under the note payable related to the facility acquisition approximating $1,600,000, introduction of a new product line, future treasury stock purchases under the current repurchase program and its projected growth over the next twelve months.

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

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            not applicable

Item 4.     Submission of Matters to a Vote of Security
            -------------------------------------------
            Holders
            -------

            not applicable

Item 5.     Other Information
            -----------------

            not applicable

Item 6.     Exhibits and Reports of Form 8-K
            --------------------------------

            a).  Exhibits

            b).  Reports on Form 8-K
                 none

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRAFTMADE INTERNATIONAL, INC.
                                         -----------------------------
                                                 (Registrant)



Date  January 15, 1997                          /s/ JAMES R. RIDINGS
      ----------------                          --------------------
                                                  JAMES R. RIDINGS
                                                 President and Chief
                                                  Executive Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
