Form 10-Q
period 1997-03-31
CRAFTMADE INTERNATIONAL INC
filed 1997-04-24
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number
----------------------
       1-10471

                         CRAFTMADE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    75-2057054
  ----------------------------                      ----------------
  (State or other jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)


650 South Royal Lane, Suite 100, Coppell, Texas            75019
-----------------------------------------------           --------
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

2,950,000 shares of Common Stock were outstanding as of April 11, 1997.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months and nine months ended
                  March 31, 1997 and 1996.

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1997 and June 30, 1996.

                  Condensed Consolidated Statement of Changes in Shareholders' Equity for the nine months ended March 31, 1997.

                  Condensed Consolidated Statements of Cash
                  Flows for the nine months ended March 31, 1997 and 1996.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                        FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                   -------------------------------          ---------------------------------
                                     March 31,          March 31,            March 31,             March 31,
                                        1996               1997                1996                  1997
                                   -----------         -----------          -----------           -----------
Net Sales                          $ 8,531,715         $ 8,659,979          $25,662,081           $28,315,470
Cost of goods sold                   5,502,073           5,455,095           16,629,932            17,870,768
                                   -----------         -----------          -----------           -----------
   Gross profit                      3,029,642           3,204,884            9,032,149            10,444,702
                                   -----------         -----------          -----------           -----------
Selling, general
   and administrative
   expenses                          2,321,541           2,353,463            6,657,734             6,871,236
Interest expense,net                   275,965             348,482              574,789               996,951
Depreciation and
   amortization                         96,784              97,932              182,502               291,949
                                   -----------         -----------          -----------           -----------
      Total expenses                 2,694,290           2,799,877            7,415,025             8,160,136
                                   -----------         -----------          -----------           -----------
Income before
   income taxes                        335,352             405,007            1,617,124             2,284,566

Provision for
   income taxes                        121,080             145,802              519,300               843,605
                                   -----------         -----------          -----------           -----------
Net income                         $   214,272         $   259,205          $ 1,097,824           $ 1,440,961
                                   ===========         ===========          ===========           ===========
Earnings per
   common share                    $       .07         $       .09          $       .34           $       .47
                                   ===========         ===========          ===========           ===========
Weighted average
   shares outstanding                3,215,043           2,955,891            3,274,228             3,069,540
                                   ===========         ===========          ===========           ===========



                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                    March 31,
                                                           June 30,                   1997
                                                             1996                  (Unaudited)
                                                         -----------               -----------
Current assets:
   Cash                                                  $   663,057               $    67,397
   Accounts receivable - trade,
      net of allowance                                     7,239,457                 5,962,254
   Inventory                                               8,680,625                12,192,405
   Prepaid expenses and other
      current assets                                       1,252,093                 1,120,819
                                                         -----------               -----------

      Total current assets                                17,835,232                19,342,875
                                                         -----------               -----------

Property and equipment, net                                9,713,592                 9,611,525
                                                         -----------               -----------

Other assets:
   Goodwill, net                                             227,214                   185,481
   Other assets                                              219,570                   197,717
                                                         -----------               -----------

         Total other assets                                  446,784                   383,198
                                                         -----------               -----------
                                                         $27,995,608               $29,337,598
                                                         ===========               ===========


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      March 31,
                                                          June 30,                      1997
                                                            1996                     (Unaudited)
                                                        -----------                  -----------
Current liabilities:
   Note payable, facility-
      current portion                                   $   488,656                  $   519,253
   Revolving line of credit                               7,700,000                    9,600,000
   Accounts payable - trade and
      commissions                                           465,239                      552,391
   Other accrued liabilities                                144,774                      251,250
                                                        -----------                  -----------
         Total current liabilities                        8,798,669                   10,922,894
                                                        -----------                  -----------
   Note payable, facility -
   long term portion                                      8,519,131                    8,125,776
   Other liabilities                                         44,977                       44,977
                                                        -----------                  -----------
   Total liablities                                      17,362,777                   19,093,647
                                                        -----------                  -----------
Shareholders' equity:
   Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued                          32,000                       32,000
Common stock, $.01 par value,
   15,000,000 shares authorized,
   4,110,683 shares issued                                   41,107                       41,107
Additional paid-in capital                                7,095,571                    7,095,571
Retained earnings                                         9,224,252                   10,573,530
                                                        -----------                  -----------
                                                         16,392,930                   17,742,208
Less: treasury stock, 1,160,683
   and 907,914 common shares at
   cost as of March 31, 1997 and
   June 30, 1996, respectively
   and 32,000 preferred shares at cost                   (5,760,099)                  (7,498,257)
                                                        -----------                  -----------
      Total shareholders' equity                         10,632,831                   10,243,951
                                                        -----------                  -----------
                                                        $27,995,608                  $29,337,598
                                                        ===========                  ===========

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                              Series A   Additional
                                              Voting          Preferred    Paid-in       Retained
                                           Common Stock         Stock      Capital       Earnings   Treasury Stock    Total
                                      --------------------    --------   -----------    -----------  ------------  -----------
                                        Shares     Amount                                               Amount
                                      ---------   --------                                           ------------
Balance as of June 30, 1996           4,110,683   $ 41,107    $ 32,000   $ 7,095,571     $9,224,252  ($5,760,099)  $10,632,831

Cash Dividends                                -          -           -             -        (91,683)           -       (91,683)

Stock Repurchase                              -          -           -             -              -   (1,738,158)   (1,738,158)

Net Income for the nine months
ended March 31, 1997                          -          -           -             -      1,440,961            -     1,440,961
                                      ---------   --------    --------   -----------    -----------  ------------  -----------
                                      4,110,683   $ 41,107    $ 32,000   $ 7,095,571    $10,573,530  ($7,498,257)  $10,243,951
                                      =========   ========    ========   ===========    ===========  ============  ===========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 FOR THE NINE MONTHS ENDED
                                                                 -------------------------
                                                           March 31,                    March 31,
                                                             1996                         1997
                                                         -----------                   -----------
Net cash provided by (used for)
   operating activities                                  $   945,322                     ($159,553)
                                                         -----------                   -----------
Cash flows from investing activities:
   Net additions to equipment                             (9,455,946)                     (143,508)
                                                         -----------                   -----------
Cash flows from financing activities:
   Facility acquisition financing                          9,200,000                             -
   Note payments on facility                                 (76,234)                     (362,758)
   Stock Repurchase                                         (699,955)                   (1,738,158)
   Net proceeds from revolving
      line of credit                                          20,000                     1,900,000
   Proceeds from exercise of stock
      options                                                  5,880                             -
   Cash dividends                                            (97,639)                      (91,683)
   Other financing activities                                   (595)                            -
                                                         -----------                   -----------
   Net cash provided by (used for)
      financing activities                                 8,351,457                      (292,599)
                                                         -----------                   -----------

   Net decrease in cash                                     (159,167)                     (595,660)
   Cash at beginning of year                                 268,703                       663,057
                                                         -----------                   -----------

   Cash at end of period                                 $   109,536                   $    67,397
                                                         ===========                   ===========

Supplemental disclosures of cash flow information:

                                                                    FOR THE NINE MONTHS ENDED
                                                                    -------------------------
                                                             March 31,                      March 31,
                                                               1996                           1997
                                                             --------                       --------
Cash paid during the period for:
   Interest                                                  $574,789                       $996,951
                                                             ========                       ========
   Income taxes                                              $775,000                       $913,410
                                                             ========                       ========

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 1997
                                  (Unaudited)


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

Note 2 - STOCK REPURCHASE

The Company's Board of Directors has previously authorized the Company to repurchase 600,000 shares of its issued and outstanding common stock. From the initial authorization of January 27, 1995 through March 31, 1997, the Company has repurchased an aggregate of 551,269 shares at an aggregate cost of $4,195,431.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales increased $128,264, or 1.5%, for the three months ended March 31, 1997 to $8,659,979, up from $8,531,715 for the same three month period last year. For the nine months ended March 31, 1997, net sales were $28,315,470, an increase of $2,653,389, or 10.3%, over net sales of $25,662,081 for the same nine month period last year. The third quarter increase was primarily the result of a 17.8% increase in fan sales attributable to the success of this division's marketing strategy of selective expansion of its distribution base and new product introductions. This increase was partially offset by a $1.1 million decrease in lamp sales as orders from this division's major customer declined due to an internal restructuring by that customer. The Company's management remains uncertain as to what effect this restructuring will have on future lamp orders from this customer and is currently evaluating the resources committed to the lamp division and reviewing several alternatives, including a restructuring of the current division into a single-customer manufacturer with limited overhead, a reorientation of this division's customer base to larger retailers and the dissolution of this division. The Company's management anticipates that fan sales will continue to experience strong growth consistent with prior years provided new home construction does not experience a downturn similar to 1995. In addition, the fan division has entered the bathroom lighting market by introducing at the January 1997 Dallas market a complete line of bathstrip lighting to its customers. The Company's management anticipates that this new product line will be well-received since it complements the fan division's existing product lines and because it will utilize the same distribution network and independent sales force that currently exists with the fan division.

Gross profit for the three month period ended March 31 increased from $3,029,642, or 35.5% of sales, in 1996 to $3,204,884, or 37.0% of sales, in
1997. For the nine month period ended March 31, gross profit increased from $9,032,149, or 35.2% of sales, in 1996 to $10,444,702, or 36.9% of sales, in
1997. These increases were primarily attributable to the success of the fan division's higher end product line and the initial benefit of recent price concessions from the fan division's overseas supplier.

Total selling, general and administrative expenses increased $31,922 to $2,353,463, or 27.2% of sales, for the three months ended March 31, 1997, compared to $2,321,541, or 27.2% of sales, for the same three month period last year. Total selling, general and administrative expenses increased $213,502 to $6,871,236, or 24.3% of sales, for the nine months ended March 31, 1997, compared to $6,657,734, or 25.9% of sales, for the same nine month period last year. These increases were primarily attributable to increases in sales commissions and certain other costs directly correlated to sales and to an increase in property taxes. The Company's management anticipates that, in the future, selling, general and administrative expenses as a percentage of net sales will follow a consistent trend.

Net interest expense increased $72,517, to $348,482 for the three months ended March 31, 1997 from $275,965 for the same three month period in 1996. For the nine months ended March 31, 1997 interest expense was $996,951, an increase of $422,162 from interest expense of $574,789 for the same nine month period last year. These increases were primarily the result of increases in the average outstanding indebtedness this year over last year primarily related to the Company's growth and treasury stock purchases and interest incurred relating to the financing of the Company's facility acquired in December 1995. The Company's management anticipates that the trend of increased interest expense partially offset by the decrease in operating lease expense will continue. In addition, management believes the long-term ownership of this facility should prove advantageous for the Company as future lease arrangements for adequate facility space would have resulted in an obligation in excess of the current annual debt requirement under the new facility note payable and related depreciation and interest expense.

Liquidity and Capital Resources

The Company's cash decreased $595,660, from $663,057 at June 30, 1996 to $67,397 at March 31, 1997. The Company's operating activities used cash of $159,553. This cash was primarily used to increase inventory levels, partially offset by net income of $1,440,961 and decreases in accounts receivable.

The cash used by investing activities of $143,508 related to the purchase of warehouse equipment.

The cash used for financing activities of $292,599 was primarily the result of the repurchase of 252,769 shares of the Company's common stock at an aggregate cost of $1,738,158 and principal payments of $362,758 made towards the facility note, partially offset by $1,900,000 in additional borrowing from the Company's line of credit.

At March 31, 1997, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $2,400,000 available on its $12,000,000 line of credit. The

Company's management believes that its current line of credit, combined with cash flows from operation, is adequate to fund the Company's current operating needs, annual payments under the note payable related to the facility acquisition approximating $1,600,000, introduction of a new product line, future treasury stock purchases under the current repurchase program and its projected growth over the next twelve months.

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

                                     CRAFTMADE INTERNATIONAL, INC.
                                           (Registrant)


Date  April 11, 1997                       JAMES R. RIDINGS
    ------------------------         ---------------------------------
                                           JAMES R. RIDINGS
                                          President and Chief
                                           Executive Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                               EXHIBIT
-------                              -------

  27                    Financial Data Schedule