Form 10-K405
period 1997-06-30
CRAFTMADE INTERNATIONAL INC
filed 1997-09-23
CIK 856250

                      SECURITIES AND EXCHANGE COMMISSION
===============================================================================

                             Washington, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997     Commission file number 1-10471

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

                                 (972) 393-3800

             Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:



     Title of Each Class                                 Name of each exchange
COMMON STOCK, $0.01 PAR VALUE                             on which registered
                                                         NASDAQ NATIONAL MARKET
                                                                 SYSTEM

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 31, 1997, was $26,100,000.

         The number of shares outstanding of the registrant's $.01 Par Value Common Stock as of July 31, 1997, was 2,900,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement pertaining to the registrant's 1997 annual meeting of shareholders are incorporated by reference into Part III of this report.

===============================================================================

                                     INDEX


PART I

       Item 1.   Business...................................................................................   1

       Item 2.   Properties.................................................................................   8

       Item 3.   Legal Proceedings..........................................................................   8

       Item 4.   Submission of Matters to a Vote of Security Holders........................................   8


PART II

       Item 5.   Market for the Registrant's Common Stock and Related
            Security Holder Matters.........................................................................   9

       Item 6.   Selected Financial Data....................................................................  10

       Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................................................  11

       Item 8.   Financial Statements.......................................................................  17

       Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................................................  17


PART III

       Item 10.  Directors and Executive Officers of the Registrant.......................................... 18

       Item 11.  Executive Compensation...................................................................... 18

       Item 12.  Security Ownership of Certain Beneficial Owners
            and Management................................................................................... 18

       Item 13.  Certain Relationships and Related Transactions.............................................. 18


PART IV

       Item 14.  Exhibits, Financial Statements, Financial Statement
            Schedules and Reports on Form 8-K...............................................................  19

       Signatures ..........................................................................................  20


                                     PART 1

Item 1. Business

THE COMPANY

Craftmade International, Inc. (the "Company") was incorporated under the laws of the State of Texas on July 16, 1985 under the name of Mastercraft International, Inc. for the purpose of distributing ceiling fans, furniture, hardware and plumbing products. In January 1986, the Company limited its operations to the marketing and distribution of ceiling fans and related products and accessories. An arrangement with Fanthing Electrical Corp., ("Fanthing"), Taichung, Taiwan was completed in August 1986 for the manufacture of ceiling fans designed to the Company's specifications. The Company's ceiling fan product line consists of 24 series and 148 basic models of premium priced to lower priced ceiling fans, and represents approximately 69% of the Company's current product sales. The Company also markets 78 light kit models in various colors for attachment and use with the Company's ceiling fans or other ceiling fans, as well as parts and accessories for its ceiling fans and light kits. The Company purchases substantially all of its light kits from Sunlit Industries ("Sunlit"), Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management's judgement, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. The Company's national sales organization, which consists of 33 independent sales representative groups employing approximately 58 sales representatives, markets the Company's products to in excess of 1,500 lighting showroom and electrical wholesaler locations which sell primarily to the new home construction, remodeling and replacement markets. These markets are comprised principally of private residences and, to a lesser extent, offices, restaurants and certain public facilities.

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

PRODUCTS

All of the Company's ceiling fans are manufactured by Fanthing, and substantially all of its light kits are purchased from Sunlit. Fanthing manufactures the ceiling fans based on specifications provided by the Company. The finished products are packaged and labelled by the manufacturer under the Company's trade name, Craftmade (R). Light kits used in conjunction with ceiling fans are similarly produced and packaged.

CEILING FANS -- The Company's ceiling fan product line consists of 24 series and 148 basic models of ceiling fans for sales to the new home construction, remodeling and replacement markets. Series are classified on the basis of cost, air movement and appearance. Craftmade fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Quest, Crescent and Wellington series to various low-end builder series. Suggested retail prices for the various Craftmade fans ranged at June 30, 1997 from $70.00 (builder series) to $780.00 (Cameo Series), which the Company believes are favorably priced relative to other mid-level and premium ceiling fans distributed by Hunter and Casablanca, yet represent comparable quality and performance characteristics.

The Company's ceiling fans come in five motor sizes, five blade sizes and 35 different decorative finishes. The range of styles and colors give consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. All Craftmade fans include a dual capacitor system to control motor starting and running; a 16-pole motor for greater efficiency and smoother performance; aluminum rotors die cast for cool running; two sealed heavy duty bearings which are permanently lubricated; balanced blades and blade arms to minimize vibration; blade arm gaskets for quieter performance; reversible switching for summer and winter energy saving; shipping blocks to maintain alignment in transit; and three-speed switches for high, medium, low and off. In management's judgement, although not specifically confirmed by any independent testing service, these features enable the Company's ceiling fans to perform efficiently, consistently and for extended periods. Management also believes that, in addition to these design features, the quality control program adhered to by Fanthing in the course of manufacturing contributes significantly to the quality and durability of the Craftmade fan. All Craftmade fans carry a limited warranty against defects in workmanship and materials covering the entire ceiling fan for one year and also provides a 25 year warranty with respect to the motor contained in all fans except the Cameo, Crescent, CXL, High-Tech, Omni, Phoenix, Presidential I, Presidential II, Quest, Sergio, and Wellington Series, which carry a limited lifetime warranty. In addition, while the Company's agreement with Fanthing does not contain provisions relating to adjustments or returns as a result of product defect, Fanthing has previously extended the Company full credit for any product returns during the period of their working relationship.

LIGHT KITS -- The Company markets 78 models of light kits in various colors which may be utilized with the Company's ceiling fans or other ceiling fans. These kits, which consist of the glass shades and fitters, presently represent approximately 16% of the Company's product sales. As of June 30, 1997, suggested retail prices for the Company's light kits ranged from $16.50 to $250.00. Since the demand for the Company's Elegance Collection, which includes lead crystal and alabaster designer shades, has increased, the Company will continue its efforts to expand these premium lines.

LAMPS -- The Company assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses to be sold under private brand labels. In addition, the Company markets lamps under its own proprietary trade names. The lamps are assembled at the Company's facilities in Coppell, Texas and consist of wood, solid brass, zinc coated, crystal, ceramic and porcelain table, floor and desk lamps as well as hanging lantern kits. At the present time, all of the Company's lamps are sold at retail prices ranging from $58 to $274. Sales of the Company's lamps account for approximately 5% of the Company's product sales.

Bathstrip Lighting -- In January 1997 the Company introduced a bathroom and dressing room lighting product line. This product line is being marketed through the same distribution network and with the same sales representative groups as the ceiling fan and light kit product lines. The Company currently markets 14 series of bathstrip lighting in 7 different lengths and 14 different decorative finishes. Bathstrip lighting presently represents 2% of the Company's product sales. As of June 30, 1997, suggested retail prices for this product line ranged from $12 to $200. The Company will add finishes and series based on customer demand.

ACCESSORIES AND CABLE COMPONENTS -- The Company also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal downrods for use with ceiling fans. In addition, following the acquisition of DMI Products, Inc. in July 1990, the Company also distributes various cable components, including connectors, switches and compatibles acquired from Far East manufacturers for use with computers and telephone board circuitry. Sales of such accessories and cable components presently account for approximately 8% of the Company's product sales.

MANUFACTURING

The Company's ceiling fans, bathstrip lighting and substantially all of its light kits and certain accessories are produced by Fanthing and Sunlit. The Company has had a working agreement with Fanthing since August 1986 to provide the Company with all of its ceiling fans and certain fan accessories. The Company selected Fanthing to manufacture the Craftmade fan based on its proven capability to produce and ship a wide variety of ceiling fans on a cost effective basis while at the same time maintaining excellent quality control in the manufacturing process. According to information made available to the Company, Fanthing was organized in 1981 and manufactures ceiling fans from a manufacturing facility consisting of in excess of 21,000 square feet in Taichung, Taiwan. The Company believes that a substantial part of Fanthing's revenues are derived from sales of ceiling fans to the Company. On December 7, 1989, the Company and Fanthing entered into a formal written agreement which is terminable on 180 days prior notice. The written agreement does not obligate Fanthing to produce and sell products to the Company in any specified quantity, nor does it obligate Fanthing to sell products to the Company at a fixed price. Fanthing is permitted under the arrangement to manufacture ceiling fans for other distribution provided such ceiling fans are not a replication of Craftmade's series or models. Fanthing also manufactures certain ceiling fan accessories, such as down rods, which are sold by the Company independently of its ceiling fans.

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

The Company purchases its bathstrip lighting and substantially all of its light kits from Sunlit which is located in Taipei, Taiwan. According to information made available to the Company, Sunlit was organized in January 1989 and occupies a manufacturing facility consisting of approximately 10,000 square feet. The Company believes that substantially all of Sunlit's revenues are derived from the sale of lighting kits to the Company. Light kit orders are placed independently of ceiling fan orders, but are also received in container-size lots generally consisting of up to 4,500 light kit units under payment and delivery arrangements similar to those for ceiling fans. The Company offers a variety of light kits in various finishes and colors, as well as a variety of fixtures designed for ceiling fans. The Company also offers a variety of glass selections for the various light fixtures, including blown glass, beveled glass and crystal. Fixtures and glass are shipped from Sunlit in the light kit containers. The Company's wall controls, timers and switches as well as certain of its ceiling fan blades, representing approximately 1% of the Company's product sales, are manufactured by companies based in the United States. The Company offers a variety of custom blade sets in various sizes and finishes, including unfinished oak, ash and other wood grains and in clear, mirror, gold mirror, black, smoke and antique white acrylic. The finished products are packaged and labeled under the Company's Craftmade brand name.

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

DISTRIBUTION

The Company's products are marketed through in excess of 1,500 lighting showroom and electrical wholesaler locations specializing in sales to the new home construction, remodelling and replacement markets. The Company's ceiling fans, light kits and accessory parts are distributed through 33 independent sales representative groups on a national basis (except for Alaska and Hawaii). Each sales representative group is selected to represent the Company in a specific market area. The independent sales representative groups comprise a sales force for the Company's products of approximately 58 sales representatives. Sales representatives represent the Company exclusively in the sale of ceiling fans. Sales representatives are paid commissions on such sales. During the fiscal year ended June 30, 1997, no single lighting showroom or electrical wholesaler accounted for more than 2% of the Company's sales.

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

As of June 30, 1997, of the Company's lamps sold to major retail chains and catalog houses to be distributed under private brand labels, approximately 68% were sold to Bombay Company. The balance of these lamp sales are made to various catalog houses and other retail chains including Tuesday Morning, Ethan Allen, CBK Ltd, Inc., the Horchow Mail Order Catalog and Dr. Livingston. The Company also markets lamps under proprietary labels through lighting showrooms, furniture stores and mass merchandising and department stores.

In fiscal year 1997, the lamp division experienced a $2.5 million decrease in lamp sales compared to fiscal year 1996 as orders from the lamp division's primary customer declined due to an internal restructuring by that customer. This division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers and overhead reduction. The Company's management anticipates that the inventory and overhead reduction process will be completed between December 1997 and March 1998. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished without material charges against earnings.

The Company acts as a distributor for various overseas manufacturers of a range of cable components for use with computers and telephone board circuitry, which account for approximately 4% of the Company's total product sales.

MARKETING

The Company relies primarily on the reputation of Craftmade ceiling fans and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of the Company's products. The principal market for the Company's products is the new home construction, remodeling and replacement markets. The Company utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog. The Company also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (January and July), and the Company maintains a showroom at the Dallas Trade Mart. The Company provides the same 25- year limited warranty on the fan motor for each series of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. The Company also provides a limited lifetime warranty on the Cameo, Crescent, CXL, High-Tech, Omni, Phoenix, Presidential I, Presidential II, Quest, Sergio, and Wellington Series ceiling fans. The Company believes these warranties are highly attractive to dealers and consumers alike.

The Company has a 24-hour product shipment policy. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

PRODUCT EXPANSION

The Company's proposed expansion of its light kit product line will include the development of new lighting fixture product lines to be marketed under the Craftmade name, including under cabinet lighting, low voltage outside lighting and additional parts and accessories complementing its various product lines. The Company believes that such proposed new product lines will complement its light kit product line and that such product lines can be marketed through the same sales representatives, showrooms and electrical wholesalers which presently distribute the Company's ceiling fans and light kit products. The Company is continuing discussions with Sunlit and other manufacturers for the production of such new lighting fixture lines.

Related to the Company's product expansion plans, in January 1997 the Company introduced a bathroom and dressing room lighting product line, which is being marketed through the same distribution network and sales representative groups as the ceiling fan and light kit product lines. The Company currently markets 14 series of bathstrip lighting in 7 different lengths and 14 different decorative finishes, which presently represent 2 % of the Company's product sales. The Company will add finishes and series based on customer demand.

The Company's product sales, particularly ceiling fans, are somewhat seasonal with sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters.

BACKLOG

As substantially all of the Company's ceiling fan and lighting kit products are shipped to customers within 72 hours following receipt of orders, backlog is not material to the Company's operations. The Company at present is accepting orders for ceiling fans, bathstrip lighting, and light kits based on product availability.

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

PATENTS AND TRADEMARKS

The Company does not believe that patent protection is significant to most of the Company's products or current business operations. The Company holds a patent on its Cathedral Ceiling Adapter and the license on the patents for the Crescent, Wellington, Cameo, and Quest Series of fans and the Carousel light kit. The Company also holds certain other license agreements which is in the ordinary course of its business. Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company does not believe that such patents are material to the production of Craftmade products. The Company's trademarks, Craftmade (R) and Durocraft (R), are registered with the United States Patent and Trademark office.

EMPLOYEES

As of July 31, 1997, the Company employed a total of 83 full time employees, including three executive officers, sixteen managers, ten clerical and administrative personnel, nine marketing, twenty-nine warehouse and sixteen production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

Item 2. Properties

The Company's headquarters were relocated to Coppell, Texas during December 1995 to a facility consisting of approximately 378,000 square feet of general office and warehouse space. The Company purchased this new facility at a price of approximately $9,225,182. The Company has financed $9,200,000 of the purchase price of this facility through a financial institution at an interest rate of 8.125% for a term of twelve years. Approximately 80,000 square feet of this facility has been leased to an unrelated party for a term of three years at an annual rate of $240,000. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The Company also leases 1,656 square feet of permanent display facilities at the Dallas Trade Mart. The lease will expire in April 1998 and provides for monthly rental payments of $3,083.

Item 3. Legal Proceedings

The company is currently not a party to any material legal or administrative proceedings.

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


                                                       High            Low
                                                       ----            ---
             Fiscal Year Ended June 30, 1996:
                First Quarter                          8 1/8          6 1/8
                Second Quarter                         8 3/8          6 1/4
                Third Quarter                          7 1/8          5 7/8
                Fourth Quarter                         8 1/4          6 5/8

             Fiscal Year Ended June 30, 1997:
                First Quarter                          7 1/2          6
                Second Quarter                         7 1/4          5 7/8
                Third Quarter                          9              6 1/2
                Fourth Quarter                         8 1/8          6 7/8

             Fiscal Year Ended June 30, 1998:
                First Quarter (Through July 31, 1997)  9 1/4          7 1/2


On July 31, 1997, there were 110 holders of record of the Company's Common
Stock.

North American Transfer Company, 147 West Merrick Road, Freeport, New York 11520, is the Transfer Agent and Registrar for the Company's Common Stock.

On March 15, 1994, the Company's Board of Directors adopted a policy to pay $0.01 per share dividend on a quarter to quarter basis within the discretion of the Board out of the capital surplus or profits of the Company. On April 30, 1997, the Company's Board of Directors increased the quarterly dividend to $0.02 per share. The quarterly dividends may not exceed 40% of the Company's net profit before taxes as restricted by the Company's revolving line of credit. Pursuant to this policy, the Board has declared and paid a quarterly dividend for each quarter since March 31, 1994.

COMPANY COMMON STOCK PRICE PERFORMANCE GRAPH

The following graph provides an indicator of and compares the percentage change of cumulative total shareholder return of the Company's Common Stock against the cumulative total return of the Russell 2000 Index and the NASDAQ Composite Index since the initial public offering of the Company's common stock on April 16, 1990. This graph assumes $100 was invested on April 16, 1990 in the Company's common stock, the Russell 2000 Index and the NASDAQ Composite Index. Both the Russell 2000 Index and the NASDAQ Composite Index exclude the Company. This graph also assumes that the Company's quarterly dividend was reinvested in the Company's stock.




                     [PRICE PERFORMANCE CHART SHOWN HERE]





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

Item 6. Selected Financial Data

The selected financial data in the tables below are for the five fiscal years ended June 30, 1997. The data should be read in conjunction with the financial statements and notes, which are included elsewhere herein. The amounts listed below are in thousands (except per share amounts).


                                                     For years ended
                                 -----------------------------------------------------------------
                                 June 30,       June 30,      June 30,      June 30,      June 30,
                                    1993          1994          1995          1996          1997
                                 --------       --------      --------      --------      --------
Selected Operating Results:

Net sales                      $   27,479      $   32,130     $  34,353      $ 36,320       $39,523
Gross profit                        9,043          11,729        12,381        12,884        14,261
Income before income taxes          2,600           3,688         2,977         2,850         3,310
Net income                          1,646           2,385         1,903         1,826         2,113
Net income per common share           .48             .69           .55           .56           .70
Cash dividends declared
   per common share            $      -        $      .02     $     .04      $    .04       $   .05
Weighted average common
    shares outstanding              3,454           3,472         3,431         3,256         3,039



                                 June 30,       June 30,       June 30,       June 30,      June 30,
                                   1993           1994           1995           1996          1997
                                 --------       --------       --------       --------      --------
Summary Balance Sheet:

Current assets                  $   11,513     $   14,878     $  16,720      $ 17,835      $ 20,431
Current liabilities                  5,535          6,444         8,065         8,799        11,487
Long-term debt                          15          -              -            8,519         7,989
Total assets                        12,474         15,853        17,631        27,996        30,278
Retained earnings                    3,445          5,761         7,528         9,224        11,187
Shareholders' equity                 6,853          9,373         9,565        10,633        10,720
Book value per common share     $     2.00     $     2.71     $    2.90      $   3.31      $   3.66


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

Year Ended June 30, 1997 compared to June 30, 1996

Net sales increased to $39,523,383 for the year ended June 30, 1997 from $36,320,034 for the year ended June 30, 1996, representing an increase of $3,203,349 or 8.8%. This increase in sales was primarily the result of a 17.8% increase in sales from the Company's fan division attributable to the success of this division's marketing strategy of selective expansion of its distribution base, an increase of 7% over last year, and new product introductions. This increase was also supported by sales in fiscal 1997 of approximately $600,000 related to the Company's entrance into the bathstrip lighting market in January 1997. The Company's management anticipates that the fan division's current marketing strategy will continue to yield strong growth consistent with prior years provided new home construction does not experience a downturn similar to 1995. In addition, based on the initial success experienced with the entrance into the bathstrip lighting market, the Company's management anticipates that this new product line will be well-received since it complements the fan division's product lines and because it utilizes the same distribution network and independent sales force that currently exists with the fan division. This sales increase was partially offset by a $2.5 million decrease in lamp sales as orders from the lamp division's primary customer declined due to an internal restructuring by that customer. This division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers and overhead reduction. The Company's management anticipates that the inventory and overhead reduction process will be completed between December 1997 and March 1998. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished without material charges against earnings.

Gross profit increased to $14,261,203, or 36.1% of net sales, for the year ended June 30, 1997 from $12,884,051, or 35.5% of net sales, for the year ended June 30, 1996. This increase was primarily attributable to the success of the fan division's higher end product line and the initial benefit of price concessions received from this division's overseas supplier received in the fourth quarter of fiscal 1997. The Company's management anticipates that gross margins will continue to improve provided that the Company continues to benefit from stable product costs and increasing customer demand and that the aggressive inventory reduction of the lamp division does not adversely affect overall Company margins.

Total selling, general and administrative expenses increased $472,425 to $9,448,379, or 23.9% of net sales, for the year ended June 30, 1997 from $8,975,954, or 24.7% of net sales, for the year ended June 30, 1996. This increase was primarily attributable to increases in commissions and certain other costs directly correlated to the increase in sales and to an increase in property taxes relating to the Company's facility purchased December 1995, partially offset by the reduction in operating lease expense. The Company's management anticipates that, in the future, selling, general and administrative expenses as a percentage of sales will decrease slightly due to the relatively fixed nature of the majority of the Company's overhead expenses.

Net interest expense increased $459,407 to $1,355,338 for the year ended June 30, 1997 from $895,931 for the year ended June 30, 1996. This increase was the result of increases in the average outstanding indebtedness this year over last primarily related to the Company's growth and treasury stock purchases and interest incurred relating to the financing of the Company's facility acquired in December 1995. The Company's management anticipates that the trend of increased interest expense partially offset by the decrease in operating lease expense will continue.

The provision for income taxes increased to $1,196,821, or 36.2% of income before income taxes, for the year ended June 30, 1997 from $1,024,466, or 36.0% of income before income taxes, for the year ended June 30, 1996.

Net income increased to $2,113,136, or $.70 per share, for the year ended June 30, 1997 from $1,825,567, or $.56 per share, for the year ended June 30, 1996. This increase was primarily attributable to the increase in sales and gross margins. In addition, the per share amount also benefitted from treasury stock purchases by reducing the number of shares outstanding.

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

Total selling, general and administrative expenses increased $335,318 to $8,975,954, or 24.7% of sales, for the year ended June 30, 1996 from $8,640,636, or 25.2% of sales, for the year ended June 30, 1995. This increase was primarily attributable to an increase in commissions and certain other costs directly correlated to the increase in sales and one-time charges in excess of $200,000 related to the acquisition of and relocation to the Company's new facility completed in December 1995. As a result of this relocation, fiscal 1996 lease expense declined approximately $310,000 from prior year levels. However, the decline in this component of selling, general and administrative expenses was fully offset by increases in depreciation and interest costs also attributable to the relocation to the new facility.

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

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 1997- The Company's cash decreased $47,884, from $663,057 at June 30, 1996 to $615,173 at June 30, 1997. The Company's operating activities provided cash of $310,511 during fiscal 1997 compared to $1,136,852 during fiscal 1996. The decrease in cash flows was primarily attributable to a $2,244,717 increase in inventory to meet anticipated sales growth and to build up adequate stocking levels for the Company's new bathstrip lighting product line, partially offset by improved operating results.

In order to meet its own delivery policies and to ensure that it has a sufficient allotment of goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. Management believes that the Company has sufficient amounts of working capital, trade credit, and availability under its bank line to fund this level of inventory.

Cash used for investing activities of $143,508 related to the purchase of warehouse equipment.

Cash used for financing activities of $214,887 was primarily the result of the repurchase of 270,769 shares of the Company's stock in connection with the Company's stock repurchase plan at an aggregate cost of $1,875,350, cash dividends of $150,881 and principal payments of $488,656 made towards the facility note, partially offset by $2,300,000 in additional borrowing from the Company's line of credit.

The Company currently has a $12,000,000 line of credit with a financial institution at an interest rate of LIBOR plus 1.50%. At June 30, 1997, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $2,000,000 available on its existing line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, annual payments under the note payable related to the facility acquisition approximating $1,400,000, anticipated treasury stock purchases and its projected growth over the next twelve months.

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

Pursuant to the Company's stock repurchase program, the Company to date has purchased a total of 569,269 shares of the Company's Common Stock at an aggregate cost of $4,332,623. Under the terms of this program, the Company, at its option, may purchase an additional 230,731 shares of the Company's Common Stock.

At June 30, 1997, $8,519,131 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company continues to lease 80,000 square feet of this facility to an unrelated party at a lease rate of $20,000 per month, expiring December 1998. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

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

Cash used by financing activities of $127,184 was primarily the result of the repurchase of 192,000 of the Company's common stock at an aggregate cost of $1,757,318, coupled with dividends paid totaling $136,141, but partially offset by $1,755,000 in additional borrowings on the Company's line of credit.

ACCOUNTING CHANGES

Impairment of Assets - FAS 121

In March 1995, the Financial Accounting Standards Board issued FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss will be recognized if the sum of the expected future cash flows undiscounted and before interest from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and their estimated fair value. The Company adopted this statement effective July 1,1996. Such adoption had no impact on the Company's results of operations or financial condition.

Stock-Based Compensation - FAS 123

In October 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. Effective July 1, 1996, the Company adopted FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company continues to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123, when applicable.

Earning Per Share - FAS 128

In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share." This statement requires interim and annual presentation of "basic" and "diluted" earnings per share (EPS) by all entities that have issued common stock or potential common stock if those securities trade in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all dilutive potential of common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt this statement in the second quarter ending December 31, 1997 at which time all prior period EPS data presented will be restated to conform with the Provision of this statement. Such adoption will have no impact on the Company's presentation of earnings per share.


INFLATION

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

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, specifically the discussion under the heading "Election of Directors." It is currently anticipated that the Proxy Statement will be publicly available and mailed to shareholders in September 1997.

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

         10.4 - Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.5 - Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.6 - Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10K for the year ended June 30, 1996, and herein incorporated by reference.

         21     - Subsidiaries of the Registrant


         27     - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 1997.

Craftmade International, Inc.



By:  /s/ James Ridings
     ---------------------------------------
     James Ridings, Chairman of the Board,
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Capacity                                    Date
----------                                  --------                                    ----

/s/ James Ridings                           Chairman of the Board, President,           August 29, 1997
---------------------------                 Chief Executive Officer and
James Ridings                               Director (Principal Executive
                                            Officer)



/s/ Clifford Crimmings                      Vice President of Sales and                 August 29, 1997
---------------------------                  Director
Clifford Crimmings



/s/ Ken Cancienne                           Chief Financial Officer, Principal          August 29, 1997
---------------------------                 Accounting Officer and Director
Ken Cancienne



/s/ Jerry E. Kimmel                         Director                                    August 29, 1997
---------------------------
Jerry E. Kimmel



/s/ A. Paul Knuckley                        Director                                    August 29, 1997
---------------------------
A. Paul Knuckley


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----
Financial Statements:
   Report of Independent Accountants                                    F-2
   Consolidated Statements of Income                                    F-3
   Consolidated Balance Sheets                                          F-4
   Consolidated Statements of Cash Flows                                F-6
   Consolidated Statements of Changes in Shareholders' Equity           F-8
   Notes to Consolidated Financial Statements                           F-9



   Financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Craftmade International, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Craftmade International, Inc. and its wholly-owned subsidiaries (the "Company") at June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Fort Worth, Texas
August 14, 1997

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                     For the years ended
                                        ----------------------------------------------
                                           June 30,        June 30,         June 30,
                                            1995            1996              1997
                                        -----------     ------------      ------------

Net sales                               $34,352,775     $ 36,320,034      $ 39,523,383
Cost of goods sold                       21,972,176       23,435,983        25,262,180
                                        -----------     ------------      ------------
Gross profit                             12,380,599       12,884,051        14,261,203



Selling, general and administrative
    expenses                              8,640,636        8,975,954         9,448,379
Depreciation and amortization               242,636          282,133           387,529
                                        -----------     ------------      ------------
Operating  profit                         3,497,327        3,625,964         4,425,295

Other (income) expense:
    Interest expense                        520,659          895,931         1,355,338
    Other, net                                   --         (120,000)         (240,000)
                                        -----------     ------------      ------------
Income before income taxes                2,976,668        2,850,033         3,309,957

Provision for income taxes                1,073,551        1,024,466         1,196,821
                                        -----------     ------------      ------------
Net income                              $ 1,903,117     $  1,825,567      $  2,113,136
                                        ===========     ============      ============
Net income per common share             $       .55     $        .56      $        .70
                                        ===========     ============      ============






             The accompanying notes are an integral part of these
                      consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                         June 30,          June 30,
                                                          1996              1997
                                                     ------------      ------------
Current assets:
   Cash                                              $    663,057      $    615,173
   Accounts receivable - trade, net of allowance
     of $164,000 and $275,000, respectively             7,239,457         7,599,775
   Inventory                                            8,680,625        10,925,342
   Deferred income taxes                                  395,556           544,160
   Prepaid expenses and other current assets              856,537           746,343
                                                     ------------      ------------

       Total current assets                            17,835,232        20,430,793
                                                     ------------      ------------


Property and equipment, at cost:
   Land                                                 1,534,894         1,534,894
   Building                                             7,690,288         7,714,033
   Office furniture and equipment                       1,061,383         1,177,377
   Leasehold improvements                                  54,970            58,739
                                                     ------------      ------------
                                                       10,341,535        10,485,043
Less:  accumulated depreciation                          (627,943)         (953,640)
                                                     ------------      ------------

Total property and equipment, net                       9,713,592         9,531,403

Goodwill, net of accumulated amortization
   of $342,567 and $398,210, respectively                 227,214           171,571
Deferred income taxes                                       7,752             7,752
Other assets                                              211,818           136,161
                                                     ------------      ------------
         Total other assets                            10,160,376         9,846,887
                                                     ------------      ------------

                                                     $ 27,995,608      $ 30,277,680
                                                     ============      ============




             The accompanying notes are an integral part of these
                      consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       June 30,           June 30,
                                                                                        1996               1997
                                                                                       --------           --------
Current liabilities:
   Note payable, facility - current portion                                         $    488,656      $    529,872
   Revolving line of credit                                                            7,700,000        10,000,000
   Accounts and commissions payable                                                      465,239           510,007
   Income taxes payable                                                                       --           204,191
   Accrued liabilities                                                                   144,774           243,410
                                                                                    ------------      ------------
       Total current liabilities                                                       8,798,669        11,487,480

Other non-current liabilities:
  Deferred income taxes                                                                   44,977            81,205
  Note payable, facility - long term portion                                           8,519,131         7,989,259
                                                                                    ------------      ------------

           Total liabilities                                                          17,362,777        19,557,944
                                                                                    ------------      ------------

Shareholders' equity:
   Series A cumulative, convertible, callable preferred stock, $1.00 par value,
     2,000,000 shares authorized;
     32,000 shares issued                                                                 32,000            32,000
   Common stock, $.01 par value, 15,000,000 shares
     authorized,  4,110,683 shares issued                                                 41,107            41,107
   Additional paid-in capital                                                          7,095,571         7,095,571
   Retained earnings                                                                   9,224,252        11,186,507
                                                                                    ------------      ------------
                                                                                      16,392,930        18,355,185
   Less: treasury stock, 907,914 and 1,178,683 common
     shares at cost, respectively,
     and  32,000 preferred shares at cost                                             (5,760,099)       (7,635,449)
                                                                                    ------------      ------------
                                                                                      10,632,831        10,719,736
Commitments and contingencies
   (Notes 8 and 9)
                                                                                    ------------      ------------
                                                                                    $ 27,995,608      $ 30,277,680
                                                                                    ============      ============




             The accompanying notes are an integral part of these
                      consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   For the years ended
                                                                                     ---------------------------------------------
                                                                                       June 30,         June 30,         June 30,
                                                                                         1995             1996             1997
                                                                                     -----------      -----------      -----------
Cash flows from operating activities:
Net income                                                                           $ 1,903,117      $ 1,825,567      $ 2,113,136
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          242,636          282,133          387,529
      Loss on sale of property and equipment                                               3,732               --               --
   Changes in assets and liabilities providing (using) cash:
     Accounts receivable                                                                 452,062         (821,448)        (360,318)
     Inventory                                                                        (1,437,940)        (101,955)      (2,244,717)
     Prepaid expenses and other assets                                                  (678,046)        (217,412)         179,662
     Accounts and commissions payable                                                     40,069          118,936           44,768
     Income taxes payable                                                                 36,214         (105,448)         204,191
     Deferred income taxes                                                              (122,804)          93,987         (112,376)
     Other accrued liabilities                                                           (74,854)          62,492           98,636
                                                                                     -----------      -----------      -----------
Net cash provided by operating activities                                                364,186        1,136,852          310,511
                                                                                     -----------      -----------      -----------

Cash flows used for investing activities:
     Additions to property and equipment                                                 (84,610)      (9,152,822)        (143,508)
                                                                                     -----------      -----------      -----------
Cash flows from financing activities:
  Proceeds from note payable, facility                                                        --        9,200,000               --
  Principal payments for note payable, facility                                               --         (192,213)        (488,656)
  Net proceeds from revolving line of credit                                           1,755,000          220,000        2,300,000
  Stock repurchase                                                                    (1,757,318)        (699,955)      (1,875,350)
  Cash dividends                                                                        (136,141)        (129,653)        (150,881)
  Principal payments under capital lease obligations                                     (14,625)            (595)              --
  Proceeds from exercise of employee stock options                                        25,900           12,740               --
                                                                                     -----------      -----------      -----------

Net cash provided by (used for) financing activities                                    (127,184)       8,410,324         (214,887)
                                                                                     -----------      -----------      -----------
Net increase (decrease) in cash                                                          152,392          394,354          (47,884)
Cash at beginning of year                                                                116,311          268,703          663,057
                                                                                     -----------      -----------      -----------
Cash at end of year                                                                  $   268,703      $   663,057      $   615,173
                                                                                     ===========      ===========      ===========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosures of cash flow information:

                                                                   For the years ended
                                                       ----------------------------------------
                                                         June 30,       June 30,       June 30,
                                                          1995           1996           1997
                                                       ----------     ----------     ----------
Cash paid during the year for:
   Interest                                            $  520,659     $  895,931     $1,355,338
                                                       ==========     ==========     ==========
   Income taxes                                        $1,142,509     $1,016,346     $1,097,170
                                                       ==========     ==========     ==========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE THREE YEARS ENDED JUNE 30, 1997



                                                                          SERIES A     ADDITIONAL
                                                        VOTING           PREFERRED      PAID-IN         RETAINED
                                                     COMMON STOCK          STOCK        CAPITAL         EARNINGS
                                                 ---------------------   ---------     ----------     ------------
                                                   SHARES      AMOUNT
                                                 ---------    --------

Balance as of June 30, 1994                      4,055,483     $40,555     $32,000     $6,841,488      $ 5,761,362

Exercise of employee
 stock options                                      37,000         370          --        182,777               --
Stock repurchase                                        --          --          --             --               --
Cash dividends                                          --          --          --             --         (136,141)
Net income for the year ended
  June 30, 1995                                         --          --          --             --        1,903,117
                                                 ---------     -------     -------     ----------       ----------

Balance as of June 30, 1995                      4,092,483      40,925      32,000      7,024,265        7,528,338

Exercise of employee
 stock options                                      18,200         182          --         71,306               --
Stock repurchase                                        --          --          --             --               --
Cash dividends                                          --          --          --             --         (129,653)
Net income for the year ended
  June 30, 1996                                         --          --          --             --        1,825,567
                                                 ---------     -------     -------     ----------     ------------

Balance as of June 30, 1996                      4,110,683      41,107      32,000      7,095,571        9,224,252

Stock repurchase                                        --          --          --             --               --
Cash dividends                                          --          --          --             --         (150,881)
Net income for the year ended
  June 30,1997                                          --          --          --             --        2,113,136


Balance as of June 30, 1997                      4,110,683     $41,107     $32,000     $7,095,571     $ 11,186,507
                                                 =========     =======     =======     ==========     ============


                                                        TREASURY STOCK                TOTAL
                                                   -----------------------          --------
                                                    SHARES         AMOUNT
                                                   --------       --------

Balance as of June 30, 1994                         641,414      ($3,302,826)     $  9,372,579

Exercise of employee
 stock options                                           --               --           183,147
Stock repurchase                                    192,000       (1,757,318)       (1,757,318)
Cash dividends                                           --               --          (136,141)
Net income for the year ended
  June 30, 1995                                          --               --         1,903,117
                                                 ----------      -----------      ------------

Balance as of June 30, 1995                         833,414       (5,060,144)        9,565,384


Exercise of employee
 stock options                                           --               --            71,488
Stock repurchase                                    106,500         (699,955)         (699,955)
Cash dividends                                           --               --          (129,653)
Net income for the year ended
  June 30, 1996                                          --               --         1,825,567
                                                 ----------      -----------      ------------

Balance as of June 30, 1996                         939,914       (5,760,099)       10,632,831



Stock repurchase                                    270,769       (1,875,350)       (1,875,350)
Cash dividends                                           --               --          (150,881)
Net income for the year ended
  June 30,1997                                           --               --         2,113,136


Balance as of June 30, 1997                       1,210,683      ($7,635,449)     $ 10,719,736
                                                 ==========      ===========      ============




                The accompanying notes are an integral part of
                   these consolidated financial statements.

              CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

ORGANIZATION

Craftmade International, Inc. ("Craftmade") was incorporated in the state of Texas in July 1985 under the name of Mastercraft International, Inc. In January 1987, Craftmade's Articles of Incorporation were amended to reflect Craftmade's current name. On July 26, 1990, Craftmade formed Durocraft International, Inc. ("Durocraft"), a wholly-owned subsidiary of Craftmade International, Inc., and consummated an agreement and plan of merger with Durocraft and DMI Products, Inc., a lamp manufacturer based in Fort Worth, Texas. Craftmade and Durocraft are located in Coppell, Texas.

NATURE OF THE COMPANY

Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, bathstrip lighting and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling and new home construction markets, as well as the restaurant and commercial building market. Primarily all of the fans and accessories are provided to Craftmade through one supplier. In addition to the principal business of ceiling fans, Durocraft has two divisions. The Durocraft Design Manufacturing division assembles build-to-order floor and table lamps primarily for sale to a mid-price retailer with locations in the United States and Canada. The other division, Global Electronics, Inc., imports and distributes a variety of cables and components for telephone and communications industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements of the Company include the accounts of Craftmade International, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of the fan division's customers are lighting showrooms; however, credit risk is limited due to this division's large number of customers and their dispersion across many different geographic locations. As of June 30, 1997, the fan division had no significant concentration of credit risk. The lamp division's customer base consists primarily of one mid-price retailer with locations in the United States and Canada.

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

Goodwill - Goodwill related to the Company's acquisition of DMI Products, Inc. in 1990 is being amortized using the straight-line method over 10 years. Accordingly, goodwill amortization has been recorded in the accompanying consolidated statements of income of $55,643 for each of the years ended June 30, 1995, 1996 and 1997.

Impairment of Assets - In March 1995, the Financial Accounting Standards Board issued FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires companies to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss will be recognized if the sum of the expected future cash flows undiscounted and before interest from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and their estimated fair value. The Company adopted this statement effective July 1, 1996. Such adoption had no impact on the Company's results of operations or financial condition.

Advertising cost - The Company's advertising expenditures are expensed in the period the advertising first occurs. Advertising expense for the fiscal years ended June 30, 1995, 1996 and 1997 was $279,126, $338,744 and $471,258,
respectively.

Income taxes - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.

Stock-Based Compensation - In October 1995, the Financial Accounting Standards board issued FAS 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. Effective July 1, 1996, the Company adopted FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company continues to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123, when applicable.

Earnings per common share - Earnings per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

For purposes of computing earnings per common share, stock options outstanding during each of the years in the three year period ended June 30, 1997 were treated as common stock equivalents using the treasury stock method. The aggregate number of common stock equivalents added to weighted average shares outstanding at June 30, 1995, 1996 and 1997 were 14,719, 1,800 and 1,545, respectively.

Weighted average number of shares including common stock equivalents, outstanding at June 30, 1995, 1996 and 1997 were 3,431,436, 3,255,717 and
3,038,988, respectively.

In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share." This statement requires interim and annual presentation of "basic" and "diluted" earnings per share (EPS) by all entities that have issued common stock or potential common stock if those securities trade in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period while giving effect to all dilutive potential of common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt this statement in the second quarter ending December 31, 1997 at which time all prior period EPS data presented will be restated to conform with the provisions of this statement. Proforma earnings per share will be the same as amounts currently reported.

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

Reclassifications - Certain fiscal 1996 amounts were reclassified to conform with the current year presentation.

NOTE 3 - REVOLVING LINE OF CREDIT

The Company has a $12,000,000 line of credit with a financial institution at an interest rate of LIBOR plus 1.5% (7 5/16% at June 30, 1997). The line of credit is due on demand; however, if no demand is made, it is scheduled to mature November 30, 1997. The line of credit contains certain financial covenants, which include consolidated debt to consolidated tangible net worth, funded debt to EBDIT ratio and capital expenditures and restricts the Company's payment of quarterly dividends to 40% of the Company's net profit before taxes, of which the Company is in compliance at June 30, 1997. This line of credit is secured by inventory, accounts receivable and equipment.

NOTE 4 - NOTE PAYABLE, FACILITY

On December 21, 1995 the Company obtained a $9,200,000 recourse term loan to finance the purchase of its new facility. The loan bears interest at 8.125% and is payable in equal monthly installments of principal and interest of $100,280 until it matures on January 1, 2008. The loan is secured by the building and land.

Scheduled maturities of the facility note payable are as follows:

                                 1998                  $  529,872
                                 1999                     574,564
                                 2000                     623,025
                                 2001                     675,575
                                 2002                     732,556
                              Thereafter                5,383,539
                                                       ----------
                                                       $8,519,131
                                                       ==========

NOTE 5 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 1995, 1996 and 1997 consist of the following:

                                                         1995           1996           1997
                                                    -----------      ----------     -----------
Current Expense:
         Federal                                    $ 1,018,292      $  836,983     $ 1,268,440
         State                                           59,666          33,760          40,757
         Charge in Lieu of Income Taxes Payable         118,397          39,638              --
                                                    -----------      ----------     -----------
Total Current Expense                                 1,196,355         910,381       1,309,197
                                                    -----------      ----------     -----------

Total Deferred (Benefit) Expense                       (122,804)        114,085        (112,376)
                                                    -----------      ----------     -----------

Total Provision                                     $ 1,073,551      $1,024,466     $ 1,196,821
                                                    ===========      ==========     ===========


Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 1995, 1996 and 1997 are as follows:

                                                          1995           1996           1997
                                                       ---------      ---------      ---------

     Inventory                                         $ 382,806      $ 322,203      $ 401,151
     Unutilized purchased NOL carryforward                27,850          7,752          7,752
     Freight reserves                                     49,300         55,760         93,500
     Other                                                16,193         17,593         49,509
                                                       ---------      ---------      ---------
     Total deferred tax assets                           476,149        403,308        551,912
                                                                      ---------      ---------
     Total deferred tax liabilities - depreciation        (3,733)       (44,977)       (81,205)
                                                       ---------      ---------      ---------
     Deferred tax assets valuation allowance                  --             --             --
                                                       ---------      ---------      ---------
                                                       $ 472,416      $ 358,331      $ 470,707
                                                       =========      =========      =========

The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 1995, 1996 and 1997 are as follows:

                                                        1995            1996            1997
                                                    ----------      ----------      ----------

     Tax at the statutory corporate rate            $1,012,067      $  969,011      $1,125,385
     State income taxes, net of federal benefit         39,380          22,282          26,900
     Other                                              22,104          33,173          44,536
                                                    ----------      ----------      ----------
        Provision for income taxes                  $1,073,551      $1,024,466      $1,196,821
                                                    ==========      ==========      ==========

     Effective tax rate                                     36%             36%             36%
                                                    ==========      ==========      ==========


Upon adoption of FAS 109 for the fiscal year ended June 30, 1994, the Company recognized a deferred tax benefit of $47,948 representing the expected tax benefit of an unutilized net operating loss carryforward acquired in the purchase of the assets of DMI Products, Inc. in July 1990. The Company correspondingly reduced goodwill by this amount. A valuation allowance has not been established as the Company believes that it is more likely than not to realize this benefit before it expires in fiscal year 2005. The Company utilized $20,098 of this deferred tax benefit in each of the years ended June 30, 1996 and 1995.

NOTE 6 - SHAREHOLDERS' EQUITY

Employee Stock Option Plans

On December 15, 1989, the Company granted to five key employees, including the President, options to purchase an aggregate of 200,000 shares of common stock of the Company at $.70 per share. Under the terms of the grant, the right to exercise such options fully vested in fiscal 1994. All of these options were exercised by June 30, 1996.

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

A summary of outstanding options are as follows:

                                                       Number of Shares
                                             -------------------------------
                                               1989        1992
                                               Plan        Plan        Total
                                             -------      ------     -------

Outstanding at June 30, 1994                  55,200      30,000      85,200
Exercised                                    (37,000)         --     (37,000)
                                             -------      ------     -------
Outstanding at June 30, 1995                  18,200      30,000      48,200
Exercised                                    (18,200)         --     (18,200)
                                             -------      ------     -------
Outstanding at June 30, 1996                      --      30,000      30,000
Exercised                                         --          --          --
                                             -------      ------     -------
Outstanding at June 30, 1997                      --      30,000      30,000
                                             =======      ======     =======
Exercisable at June 30, 1997                      --      30,000      30,000
                                             =======      ======     =======

Price range at June 30, 1997                                         $  6.56
                                                                     =======

Stock Repurchase

On January 27, 1995, the Company's Board of Directors authorized the Company's management to repurchase up to 200,000 shares of the Company's outstanding Common Stock. During fiscal 1996, the Company's Board of Directors amended the stock repurchase plan by 100,000 shares to allow the Company to repurchase up to 300,000 shares of its issued and outstanding Common Stock. During fiscal 1997, the Company's Board of Directors authorized the Company's management to repurchase up to an additional 500,000 shares of the Company's outstanding Common Stock, for a total available for repurchase of 800,000 shares. During the years ended June 30, 1996 and 1997, the Company acquired 106,500 and 270,769 shares, respectively, of its Common Stock related to this repurchase program at an aggregate cost of $699,955 and $1,875,350, respectively. These repurchased shares are reflected as treasury stock on the accompanying consolidated balance sheets.


NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts and commissions payable, accrued liabilities and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 1997 because of their short-term nature and/or variable interest rates. In the case of the facility note payable fair value is estimated at $8,825,000. Carrying value of the facility note payable at June 30, 1997 is $8,519,131.


NOTE 8 - COMMITMENTS

Operating Leases

The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments.

The Company incurred rental expense under its operating lease agreements of $682,600, $372,576 and $38,998 for fiscal 1995, 1996 and 1997, respectively.

The Company leases 80,000 square feet of its new facility to an unaffiliated company for $20,000 a month. At June 30, 1997 the remaining term under this lease agreement is seventeen months.

NOTE 9 - CONTINGENCIES

In fiscal year 1997, the lamp division experienced a $2.5 million decrease in lamp sales compared to fiscal year 1996 as orders from the lamp division's primary customer declined due to an internal restructuring by that customer. This division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers and overhead reduction. The Company's management anticipates that the inventory and overhead reduction process will be completed between December 1997 and March 1998. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished without material charges against earnings.

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


NOTE 10 - 401(k) DEFINED CONTRIBUTION PLAN

On July 1, 1992, the Company established a qualified 401(k) defined contribution plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees are allowed to tax defer the lesser of 10% of their annual compensation or $8,994. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the years ended June 30, 1995, 1996 and 1997 aggregated approximately $42,000, $47,000 and $41,000, respectively.

NOTE 11 - MAJOR SUPPLIER, MAJOR CUSTOMER AND RELATED PARTY

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

Fans and accessories manufactured and sold to the Company by the Supplier account for approximately 90%, 85% and 95% of the Company's purchases in fiscal 1995, 1996 and 1997, respectively. As of June 30, 1996 and 1997, the Supplier owned 101,196 shares of the Company's common stock, representing 3.5% of outstanding common stock. The Company, at its option, may repurchase the shares for an aggregate purchase price of $137,774.

Sales during fiscal 1997 to one of Durocraft's customers aggregated $1,342,564. Sales to this customer represented approximately 68% of that division's fiscal 1997 net sales.

                                 EXHIBIT INDEX



EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
Ex-21                 Subsidiaries of the Registrant

Ex-27                 Financial Data Schedule
