Form 10-Q
period 1997-09-30
CRAFTMADE INTERNATIONAL INC
filed 1997-10-24
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
------ EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
------ EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                           -------   -------
Commission File Number
----------------------
       1-10471

                         CRAFTMADE INTERNATIONAL, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              75-2057054
  ----------------------                                      ---------------
(State or other jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


650 South Royal Lane, Suite 100 Coppell, Texas                         75019
----------------------------------------------                         -----
(Address of principal executive offices)                              Zip Code


Registrants' telephone number, including area code (972) 393-3800
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No
                                          ------    -----

2,900,000 shares of Common Stock were outstanding as of October 17, 1997.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.           Financial Statements (unaudited)

                           Condensed Consolidated Statements of Income for the three months ended September 30, 1997 and 1996.

                           Condensed Consolidated Balance Sheets as of
                           September 30, 1997 and June 30, 1997.

                           Condensed Consolidated Statement of Changes in Shareholders' Equity for the three months ended September 30, 1997.

                           Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   FOR THE THREE MONTHS ENDED
                                 -----------------------------
                                 September 30,   September 30,
                                     1996            1997
                                 -------------   -------------

Net Sales                         $10,782,870     $11,532,102

Cost of goods sold                  6,819,684       6,939,553
                                  -----------     -----------


  Gross profit                      3,963,186       4,592,549
                                  -----------     -----------

Selling, general and
  administrative expenses           2,182,070       2,302,054

Interest expense, net                 313,583         357,386
Depreciation and amortization          96,208          95,211
                                  -----------     -----------

     Total Expenses                 2,591,861       2,754,651
                                  -----------     -----------


Income before income taxes          1,371,325       1,837,898

Provision for income taxes            528,552         659,472
                                  -----------     -----------

Net income                        $   842,773     $ 1,178,426
                                  ===========     ===========


Earnings per common share         $       .18     $       .27
                                  ===========     ===========


Weighted average shares
  outstanding                       4,766,616       4,360,823
                                  ===========     ===========



Cash dividends declared
  per common share                $       .01     $       .02
                                  ===========     ===========


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                   September 30,
                                      June 30,         1997
                                        1997       (Unaudited)
                                   -----------     -----------
Current assets:
  Cash                             $   615,173     $   404,054
  Accounts receivable - trade,
    net of allowance                 7,599,775       7,616,068
  Inventory                         10,925,342      10,812,929
  Prepaid expenses and other
    current assets                   1,290,503       1,381,862
                                   -----------     -----------

   Total current assets             20,430,793      20,214,913
                                   -----------     -----------


Property and equipment, net          9,531,403       9,451,650
                                   -----------     -----------

Other assets:
  Goodwill, net                        171,571         157,660
  Other assets                         143,913         125,353
                                   -----------     -----------

         Total other assets            315,484         283,013
                                   -----------     -----------

                                   $30,277,680     $29,949,576
                                   ===========     ===========


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           September 30,
                                            June 30,            1997
                                              1997          (Unaudited)
                                         ------------      ------------
Current liabilities:
  Note payable, facility-
    current portion                      $    529,872      $    583,775
  Revolving line of credit                 10,000,000         9,000,000
  Accounts payable - trade and
    commissions                               510,007           392,664
  Income taxes payable                        204,191           702,400
  Other accrued liabilities                   243,410           287,825
                                         ------------      ------------

         Total current liabilities         11,487,480        10,966,664
                                         ------------      ------------

  Note payable, facility -
    long term portion                       7,989,259         7,305,545
  Other liabilities                            81,205            81,205
                                         ------------      ------------

  Total liabilities                        19,557,944        18,353,414
                                         ------------      ------------

Shareholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued            32,000            32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   6,166,024.5 and 4,110,683 shares
   issued as of September 30,1997
   and June 30, 1997, respectively             41,107            61,660
Additional paid-in capital                  7,095,571         7,075,018
Retained earnings                          11,186,507        12,306,933
                                         ------------      ------------
                                           18,355,185        19,475,611
 Less:  treasury stock, 1,816,024.5
   and 1,178,683 common shares at
   cost as of September 30, 1997 and
   June 30, 1997, respectively and
   32,000 preferred shares
        at cost                            (7,635,449)       (7,879,449)
                                         ------------      ------------

         Total shareholders' equity        10,719,736        11,596,162
                                         ------------      ------------

                                         $ 30,277,680      $ 29,949,576
                                         ============      ============


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            FOR THE THREE MONTHS ENDED
                                          ------------------------------
                                          September 30,    September 30,
                                              1996             1997
                                            ---------      -----------
Net cash provided by operating
activities:                                 $  21,372      $ 1,720,692
                                            ---------      -----------

Cash flows from investing activities:
  Net additions to equipment                  (39,549)              --
                                            ---------      -----------

Cash flows from financing activities:
  Net proceeds from
    Revolving line of credit                  400,000       (1,000,000)
    Principal payments for
    note payable, facility                   (118,480)        (629,811)
    Stock repurchase                         (645,499)        (244,000)
    Cash dividends                            (31,387)         (58,000)
                                            ---------      -----------
Net cash used for financing activities:      (395,366)      (1,931,811)
                                            ---------      -----------
Net decrease in cash                         (413,543)        (211,119)
Cash at beginning of period                   663,057          615,173
                                            ---------      -----------
Cash at end of period                       $ 249,514      $   404,054
                                            =========      ===========


Supplemental disclosures of cash flow information:

                                            FOR THE THREE MONTHS ENDED
                                          ------------------------------
                                          September 30,    September 30,
                                              1996             1997
                                            ---------      -----------

Cash paid during the period for:
  Interest                                  $ 313,583      $    357,386
                                            =========      ============

  Income taxes                              $  13,410      $    165,063
                                            =========      ============


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1997
                                  (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.


Note 2 - STOCK SPLIT

On September 26, 1997, the Board of Directors declared a three-for-two split of the Company's Common Stock effected in the form of a 50% stock dividend. New shares will be issued November 30, 1997, to holders of record as of the close of business on October 31, 1997. Common Stock issued, additional paid-in capital and treasury stock as of September 30, 1997, and earnings per share and weighted average share data for the three months ended September 30, 1997 and 1996, respectively, have been restated to reflect the stock split.


Note 3 - STOCK REPURCHASE

On September 26, 1997, the Company elected to discontinue its stock repurchase program. Through that date, the Company had purchased 601,269 shares of the total 800,000 shares of the Company's Common Stock available for repurchase under this program at an aggregate cost of $4,576,623.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1997
                                  (Unaudited)



Note 4 - CONTINGENCIES

The lamp division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers and overhead reduction. The Company's management believes that this process will be completed between December 1997 and March 1998. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished without material charges against earnings.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed under "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers including, but not limited to, the lamp division's relationship with its major customer, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, unfavorable political developments in the Republic of Taiwan (the location of the Company's principal vendor), declining conditions in the home construction industry, and other uncertainties, all of which are difficult to predict and many of which are beyond the control the Company.


Results of Operations

Net sales increased $749,232, to $11,532,102 for the three month period ended September 30, 1997, from $10,782,870 for the same period last year. This 7.0% increase was primarily the result of a 9.0% increase in sales from the Company's fan division attributable to the strength of this division's distribution base and the success of the bathstrip lighting product line introduced in January 1997. The Company's management anticipates that the fan division's current marketing strategy of selective expansion of its distribution base and new product introductions will continue to yield strong growth consistent with prior years provided new home construction does not experience a downturn similar to 1995. In addition, based on the initial success experienced with the entrance into the bathstrip lighting market, the Company's management anticipates that this new product line will provide an immediate impact to sales growth since it complements the fan division's product lines and because it utilizes the same distribution network and independent sales force that currently exists with the fan division. This sales increase was partially offset by a $50,000 decrease in lamp sales as orders have failed to recover from the lamp division's primary customer's internal restructuring. This division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers and overhead reduction. The Company's management anticipates that the inventory and overhead reduction process will be completed between December 1997 and March 1998. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished without material charges against earnings.

Gross profit for the three month period ended September 30, 1997 increased to $4,592,549, or 39.8% of net sales, from $3,963,186, or 36.8% of net sales, in the quarter ended September 30, 1996. This increase was primarily the result of the benefit of price concessions received from the fan division's overseas supplier received in the fourth quarter of fiscal 1997 and an increase in demand for this division's higher end product line. The Company's management anticipates that gross margins will continue to improve provided that the Company continues to benefit from stable product costs and increasing customer demand and that the aggressive inventory reduction of the lamp division does not adversely affect overall Company margins.

Total selling, general and administrative expenses were $2,302,054, or 20.0% of net sales, for the first quarter ended September 30, 1997, compared to $2,182,070, or 20.2% of net sales, for the same three month period last year. This increase of $119,984 was primarily attributable to increases in sales commissions and certain other costs directly correlated to sales. The Company's management anticipates that, in the future, selling, general and administrative expenses as a percentage of sales will remain fairly consistent due to the relatively fixed nature of the majority of the Company's overhead expenses.

Net interest expense increased $43,803, to $357,386 for the three months ended September 30, 1997 from $313,583 for the same three month period in 1996. This increase was the result of increases in the average outstanding indebtedness this year over last primarily related to the Company's growth and treasury stock purchases. During the quarter ended September 30, 1997, the Company utilized excess cash flow to decrease the outstanding balance on its line of credit by $1,000,000 and pay down an additional $500,000 on the facility note payable. The Company's management intends to continue this strategy of debt reduction as excess cash flow is made available, provided that the Company will not require these funds for current or projected needs.


Liquidity and Capital Resources

The Company's cash decreased $211,119, from $615,173 at June 30, 1997, to $404,054 at September 30, 1997. The Company's operating activities provided cash of $1,720,692. This cash was primarily provided by net income of $1,178,426 and from certain expenses not requiring cash.

The Company had no additions to or retirements of fixed assets for the three months ending September 30, 1997.

The cash used for financing activities of $1,931,811 was primarily the result of the paydown of $1,000,000 on the Company's line of credit, principal payments of $629,811 made towards the facility note and the repurchase of 32,000 shares of the Company's Common Stock at an aggregate cost of $244,000.

The Company currently has a $12,000,000 line of credit with a financial institution at an interest rate of LIBOR plus 1.50%. At September 30, 1997, pursuant to the continued compliance with certain covenants and restrictions, the Company had an additional $3,000,000 available on its existing line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, annual payments under the facility note payable approximating $1,400,000 and its projected growth over the next twelve months. In addition, the Company has begun to utilize excess cash flow to reduce outstanding indebtedness, decreasing such indebtedness by an additional $1,500,000 during the three months ended September 30, 1997. It is management's intention to continue this strategy of debt reduction provided that the Company does not require these funds for current or projected needs.

The Company has elected to discontinue its stock repurchase program. Pursuant to this program, the Company had purchased a total of 601,269 shares of the Company's Common Stock at an aggregate cost of $4,576,623.

At September 30, 1997, $7,889,320 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company continues to lease 80,000 square feet of this facility to an unrelated party at a lease rate of $20,000 per month, expiring December 1998. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

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

Item 4.                   Submission of Matters to a Vote of Security
                          Holders

                          not applicable

Item 5.                   Other Information

                          not applicable

Item 6.                   Exhibits and Reports on Form 8-K

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

                                                   CRAFTMADE INTERNATIONAL, INC.
                                                   -----------------------------
                                                         (Registrant)



Date     October 17, 1997                                JAMES R. RIDINGS
    -------------------------                      ----------------------------
                                                         JAMES R. RIDINGS
                                                        President and Chief
                                                         Executive Officer

                                 EXHIBIT INDEX


Exhibit 27              27 Financial Data Schedule