Form 10-Q
period 1997-12-31
CRAFTMADE INTERNATIONAL INC
filed 1998-01-26
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
   -----  EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER, 31 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission File Number
----------------------
       1-10471

                          CRAFTMADE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                       75-2057054
                 --------                                       ----------
        (State or other jurisdiction                         (I.R.S. Employer
     of Incorporation or Organization)                      Identification No.)


650 S. Royal Lane, Suite 100, Coppell, Texas                      75019
--------------------------------------------                      -----
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
                                       ---    ---
4,350,000 shares of Common Stock were outstanding as of January 9, 1998.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months and six months ended December 31, 1997 and 1996.

                  Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1997.

                  Condensed Consolidated Statement of Changes in Shareholders' Equity for the six months ended December 31, 1997.

                  Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1997 and 1996.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                         FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                        -----------------------------     -----------------------------
                                        December 31,     December 31,     December 31,     December 31,
                                            1996             1997             1996             1997
                                        ------------     ------------     ------------     ------------
Net Sales                               $  8,872,621     $  9,005,351     $ 19,655,491     $ 20,537,453
Cost of goods sold                         5,595,989        5,432,765       12,415,673       12,372,318
                                        ------------     ------------     ------------     ------------
  Gross profit                             3,276,632        3,572,586        7,239,818        8,165,135
                                        ------------     ------------     ------------     ------------

Selling, general and
 administrative expenses                   2,335,703        2,380,552        4,517,773        4,682,606
Interest expense, net                        334,886          310,336          648,469          667,722
Depreciation and
 amortization                                 97,809           93,914          194,017          189,125
                                        ------------     ------------     ------------     ------------

    Total expenses                         2,768,398        2,784,802        5,360,259        5,539,453
                                        ------------     ------------     ------------     ------------

Income before
 income taxes                                508,234          787,784        1,879,559        2,625,682

Provision for
 income taxes                                169,251          283,603          697,803          943,075
                                        ------------     ------------     ------------     ------------

Net income                              $    338,983     $    504,181     $  1,181,756     $  1,682,607
                                        ============     ============     ============     ============


Basic and diluted
 earnings per share                     $        .07     $        .12     $        .25     $        .39
                                        ============     ============     ============     ============

Shares outstanding
 assuming dilution                         4,622,323        4,369,066        4,699,142        4,368,178
                                        ============     ============     ============     ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                         December 31,
                                          June 30,           1997
                                            1997          (Unaudited)
                                        ------------     ------------
Current assets:
  Cash                                  $    615,173     $    382,477
  Accounts receivable - trade,
    net of allowance                       7,599,775        6,055,088
  Inventory                               10,925,342       10,369,999
  Prepaid expenses and other
   current assets                          1,290,503        1,282,668
                                        ------------     ------------

   Total current assets                   20,430,793       18,090,232
                                        ------------     ------------


Property and equipment, net                9,531,403        9,405,061
                                        ------------     ------------

Other assets:
  Goodwill, net                              171,571          143,749
  Other assets                               143,913          108,332
                                        ------------     ------------

         Total other assets                  315,484          252,081
                                        ------------     ------------

                                        $ 30,277,680     $ 27,747,374
                                        ============     ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              December 31,
                                              June 30,           1997
                                                1997          (Unaudited)
                                            ------------      ------------
Current liabilities:
  Note payable, facility -
   current portion                          $    529,872      $    595,713
  Revolving line of credit                    10,000,000         7,000,000
  Accounts payable - trade and
   commissions                                   510,007           410,617
  Income taxes payable                           204,191            11,003
  Other accrued liabilities                      243,410           483,429
                                            ------------      ------------

         Total current liabilities            11,487,480         8,500,762

  Note payable, facility -
   long term portion                           7,989,259         7,152,064
   Other liabilities                              81,205            81,205
                                            ------------      ------------

   Total liabilities                          19,557,944        15,734,031
                                            ------------      ------------

Shareholders' equity:
 Series A cumulative, convertible,
  callable preferred stock, $1.00
  par value, 2,000,000 shares
  authorized; 32,000 shares issued                32,000            32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   6,166,024.5 and 4,110,683 shares
   issued as of December 31, 1997
   and June 30, 1997, respectively                41,107            61,660
Additional paid-in capital                     7,095,571         7,075,018
Retained earnings                             11,186,507        12,724,114
                                            ------------      ------------
                                              18,355,185        19,892,792

 Less:  treasury stock, 1,816,024.5 and
   1,178,683 common shares at cost as
   of December 31, 1997 and June 30,
   1997, respectively, and 32,000
   preferred shares at cost                   (7,635,449)       (7,879,449)
                                            ------------      ------------

         Total shareholders' equity           10,719,736        12,013,343
                                            ------------      ------------

                                            $ 30,277,680      $ 27,747,374
                                            ============      ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)


                                         Voting
                                      Common Stock            Series A    Additional                     Treasury
                                -------------------------    Preferred      Paid-In       Retained         Stock
                                  Shares        Amount         Stock        Capital       Earnings        Amount         Total
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance as of June 30, 1997     4,110,683.0   $    41,107   $    32,000   $ 7,095,571    $11,186,507    ($7,635,449)   $10,719,736

Stock Repurchase                         --            --            --            --             --       (244,000)      (244,000)

Cash Dividends                           --            --            --            --       (145,000)            --       (145,000)

Stock Split                     2,055,341.5        20,553            --       (20,553)            --             --             --

Net Income for the six months
ended December 31, 1997                  --            --            --            --      1,682,607             --      1,682,607
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

                                6,166,024.5   $    61,660   $    32,000   $ 7,075,018    $12,724,114    ($7,879,449)   $12,013,343
                                ===========   ===========   ===========   ===========    ===========    ===========    ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    FOR THE SIX MONTHS ENDED
                                                 ------------------------------
                                                 December 31,      December 31,
                                                     1996              1997
                                                 ------------      ------------
Net cash provided by
  operating activities                           $    166,450      $  3,961,072
                                                 ------------      ------------


Cash flows from investing activities:
  Net additions to equipment                          (93,906)          (33,414)
                                                 ------------      ------------

  Net cash used in investing activities               (93,906)          (33,414)
                                                 ------------      ------------

Cash flows from financing activities:
  Principal payments for
  Note payable, facility                             (239,383)         (771,354)
  Stock repurchase                                 (1,369,614)         (244,000)
  Net proceeds from (principal payments for)
  revolving line of credit                          1,300,000        (3,000,000)
  Cash dividends                                      (61,434)         (145,000)
                                                 ------------      ------------
  Net cash used for
    financing activities                             (370,431)       (4,160,354)
                                                 ------------      ------------

 Net decrease in cash                                (297,887)         (232,696)
 Cash at beginning of year                            663,057           615,173
                                                 ------------      ------------

 Cash at end of period                           $    365,170      $    382,477
                                                 ============      ============


Supplemental disclosures of cash flow information:

                                                    FOR THE SIX MONTHS ENDED
                                                 ------------------------------
                                                 December 31,      December 31,
                                                     1996              1997
                                                 ------------      ------------
Cash paid during the period for:
  Interest                                       $    648,469      $    667,722
                                                 ============      ============

  Income taxes                                   $    713,410      $  1,136,263
                                                 ============      ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                December 31, 1997
                                   (Unaudited)


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


Note 2 - EARNINGS PER SHARE

During the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires interim and annual presentation of basic and diluted earnings per share ("EPS") by all entities that have issued common stock or potential common stock if those securities are traded in a public market. The objective of basic and diluted EPS is to measure the performance of an entity over the reporting period while giving effect to the dilutive potential of all common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the diluted EPS computation. EPS data for the period ended December 31, 1997 and all prior periods have been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:

                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                   ----------------------------    ----------------------------
                   December 31,    December 31,    December 31,    December 31,
                       1996            1997            1996            1997
                   ------------    ------------    ------------    ------------
Basic EPS
Numerator          $    338,983    $    504,181    $  1,181,756    $  1,682,607
                   ------------    ------------    ------------    ------------

Denominator:
Common Shares
Outstanding           4,612,311       4,350,000       4,688,630       4,350,261
                   ------------    ------------    ------------    ------------

Basic EPS          $        .07    $        .12    $        .25    $        .39
                   ============    ============    ============    ============

Diluted EPS:
Numerator          $    338,983    $    504,181    $  1,181,756    $  1,682,607
                   ------------    ------------    ------------    ------------

Denominator:
Common Shares
Outstanding           4,612,311       4,350,000       4,688,630       4,350,261
Options                  10,012          19,066          10,512          17,917
                   ------------    ------------    ------------    ------------
Total Shares          4,622,323       4,369,066       4,699,142       4,368,178
                   ============    ============    ============    ============

Diluted EPS        $        .07    $        .12    $        .25    $        .39
                   ============    ============    ============    ============


Note 3 - STOCK SPLIT

On September 26, 1997, the Board of Directors declared a three-for-two split of the Company's Common Stock effected in the form of a 50% stock dividend. New shares were issued November 15, 1997 to holders of record as of the close of business on October 31, 1997. Common Stock issued, additional paid-in capital and treasury stock as of December 31, 1997 have been adjusted to reflect the stock split. In addition, earnings per share and weighted average share data for the three and six months ended December 31, 1996 have been restated to reflect the stock split.


Note 4 - CONTINGENCIES

The lamp division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers and overhead reduction. The Company's management believes that this process will be completed by June 1998. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished without material charges against earnings.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed under "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the forward-looking statements. Some of these factors include, among other things, changes in anticipated levels of sales, whether due to future national or regional economic conditions or competitive conditions, changes in relationships with customers including, but not limited to, the lamp division's relationship with its major customer, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, changes in tax rates, changes in interest rates, unfavorable political or economic developments in the Republic of Taiwan, the location of the Company's principal vendor, declining conditions in the home construction industry, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Results of Operations

Net sales increased $132,730, or 1.5%, for the three months ended December 31, 1997 to $9,005,351, up from $8,872,621 for the same period last year. For the six months ended December 31, 1997, net sales were $20,537,453, an increase of $881,962, or 4.5%, from sales of $19,655,491 for the same six month period last year. These increases were primarily the result of the success of the bathstrip product line introduced in January 1997. Fan sales during the three months ended December 31, 1997 were relatively consistent with fan sales for the same three month period last year due to fewer available shipping days during this period compared to last year. The Company's management anticipates that the fan division's current marketing strategy of selective expansion of its distribution base and new product introductions will yield strong growth consistent with prior years, provided that new home construction does not experience a downturn similar to 1995. In addition, the Company's management anticipates that the bathstrip lighting product line will continue to provide an immediate impact to sales growth since it complements the fan division's product lines and utilizes the same distribution network and independent sales force that currently exists within the fan division. Lamp sales decreased $57,000 for the six months ended December 31, 1997 compared with the same six month period last year because orders have failed to recover from the internal restructuring of the lamp division's primary customer. This division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers and overhead reduction. The Company's management anticipates that the inventory reduction and overhead reduction process will be completed by June 1998. Management will continue to closely monitor this division and its financial results to determine the feasibility of continuing this division as a single-customer manufacturer with limited overhead or dissolving this division. At the current time, management believes that the continued reduction of inventory can be accomplished without material charges against earnings.

Gross profit for the three month period ended December 31 increased to $3,572,586, or 39.7% of sales, in 1997 from $3,276,632, or 36.9% of sales, in
1996. For the six month period ended December 31, gross profit increased to $8,165,135, or 39.8% of sales, in 1997 from $7,239,818, or 36.8% of sales, in
1996. These increases were primarily attributable to price concessions received from the Company's overseas supplier and an increase in demand for the fan division's higher end product line. The Company's management anticipates that gross margins will continue to improve, provided that the Company continues to benefit from favorable product costs and increasing customer demand and that the aggressive inventory reduction of the lamp division does not adversely affect overall Company margins.

Total selling, general and administrative expenses increased $44,849 to $2,380,552, or 26.4% of sales, for the three months ended December 31, 1997, compared to $2,335,703, or 26.3% of sales, for the same three month period last year. Total selling, general and administrative expenses increased $164,833 to $4,682,606, or 22.8% of sales, for the six months ended December 31, 1997, compared to $4,517,773, or 23.0% of sales, for the same six month period last year. These increases were primarily attributable to increases in sales commissions and certain other costs directly correlated to sales. The Company's management anticipates that, in the future, selling, general and administrative expenses as a percentage of net sales will remain fairly constant due to the relatively fixed nature of the majority of the Company's overhead expenses.

Net interest expense decreased $24,550, to $310,336 for the three months ended December 31, 1997 from $334,886 for the same three month period in 1996. For the six months ended December 31, 1997, interest expense was $667,722, an increase of $19,253 from interest expense of $648,469 for the same six month period last year. During the six months ended December 31, 1997, the Company utilized excess cash flow to decrease the outstanding balance on its line of credit by $3,000,000 and to pay down its facility note payable by an additional $500,000. The Company's management intends to continue this strategy of debt reduction as excess cash flow is available.

Liquidity and Capital Resources

The Company's cash decreased $232,696, from $615,173 at June 30, 1997 to $382,477 at December 31, 1997. The Company's operating activities provided cash of $3,961,072. The primary sources of the cash were improved operations and decreases in accounts receivable and inventory.

The $33,414 of cash used for investing activities related to the purchase of general warehouse and office equipment.

The $4,160,354 of cash used for financing activities was primarily the result of the paydown of $3,000,000 on the Company's line of credit, principal payments of $771,354 made towards the facility note and the repurchase of 32,000 shares of the Company's common stock at an aggregate cost of $244,000.

At December 31, 1997, subject to continued compliance with certain covenants and restrictions, the Company had an additional $5,000,000 available on its $12,000,000 line of credit. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, annual payments under the facility note payable approximating $1,400,000 and its projected growth over the next twelve months. In addition, the Company has begun to utilize excess cash flow to reduce outstanding indebtedness, decreasing such indebtedness by an additional $3,500,000 during the six months ended December 31, 1997. It is management's intention to continue this strategy of debt reduction as excess cash flow is made available.

The Company has elected to discontinue its stock repurchase program. Pursuant to this program, the Company had purchased a total of 601,269 shares of the Company's Common Stock prior to the Company's three-for-two stock split effective October 31, 1997, at an aggregate cost of $4,576,623.

At December 31, 1997, $7,747,777 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company continues to lease 80,000 square feet of this facility to an unrelated party at a lease rate of $20,000 per month, expiring December 1998. The Company's management believes that this facility will be sufficient for its purpose for the foreseeable future.

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has purchased the upgrade for its current software to resolve this issue, the cost of which was not significant, and plans to implement this upgrade within the next twelve months. The Company also plans to upgrade systems as needed that will already be year 2000 compliant. The Company will investigate its customers and suppliers within the next twelve months in order to insure that their year 2000 issues will not affect the Company's operations.

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

                                       CRAFTMADE INTERNATIONAL, INC.
                                                (Registrant)



Date January 9, 1998                       /s/ JAMES R. RIDINGS
     --------------------------        ------------------------------------
                                               JAMES R. RIDINGS
                                              President and Chief
                                               Executive Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

  27              Financial Data Schedule