Form 10-Q
period 1998-03-31
CRAFTMADE INTERNATIONAL INC
filed 1998-04-21
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH, 31 1998 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

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
Yes  X . No    .
    ---     ---

4,375,000 shares of Common Stock were outstanding as of April 10, 1998.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Condensed Consolidated Statements of Income for the three months and nine months ended March 31, 1998 and 1997.

                    Condensed Consolidated Balance Sheets as of March 31, 1998 and June 30, 1997.

                    Condensed Consolidated Statement of Changes in Shareholders' Equity for the nine months ended March 31, 1998.

                    Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1998 and 1997.

                    Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk.


Part II.  Other Information

          Item 1.   Legal Proceedings
          Item 2.   Changes in Securities and Use of Proceeds
          Item 3.   Defaults Upon Senior Securities
          Item 4.   Submission of Matters to a Vote of Security Holders
          Item 5.   Other Information
          Item 6.   Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                       ---------------------------    --------------------------

                         March 31,      March 31,      March 31,      March 31,
                           1997           1998           1997           1998
                       ------------   ------------   ------------   ------------
Net Sales              $  8,659,979   $  9,189,898   $ 28,315,470   $ 29,727,351
Cost of goods sold        5,455,095      5,539,644     17,870,768     17,911,962
                       ------------   ------------   ------------   ------------

  Gross profit            3,204,884      3,650,254     10,444,702     11,815,389
                       ------------   ------------   ------------   ------------

Selling, general
 and administrative
 expenses                 2,353,463      2,509,707      6,871,236      7,192,313
Interest expense,net        348,482        284,988        996,951        952,710
Depreciation and
 amortization                97,932         94,414        291,949        283,539
                       ------------   ------------   ------------   ------------

    Total expenses        2,799,877      2,889,109      8,160,136      8,428,562
                       ------------   ------------   ------------   ------------

Income before
 income taxes               405,007        761,145      2,284,566      3,386,827

Provision for
 income taxes               145,802        274,012        843,605      1,217,087
                       ------------   ------------   ------------   ------------

Net income             $    259,205   $    487,133   $  1,440,961   $  2,169,740
                       ============   ============   ============   ============


Basic and diluted
 earnings per share    $        .06   $        .11   $        .31   $        .50
                       ============   ============   ============   ============

Shares outstanding
 assuming dilution        4,442,579      4,376,199      4,616,452      4,370,609
                       ============   ============   ============   ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                     March 31,
                                                     June 30,           1998
                                                       1997         (Unaudited)
                                                   ------------     ------------
Current assets:
  Cash                                             $    615,173     $    193,049
  Accounts receivable - trade,
    net of allowance                                  7,599,775        6,427,799
  Inventory                                          10,925,342       10,594,219
  Prepaid expenses and other
   current assets                                     1,290,503        1,071,843
                                                   ------------     ------------

   Total current assets                              20,430,793       18,286,910
                                                   ------------     ------------


Property and equipment, net                           9,531,403        9,358,175
                                                   ------------     ------------

Other assets:
  Goodwill, net                                         171,571          129,839
  Other assets                                          143,913           91,310
                                                   ------------     ------------

     Total other assets                                 315,484          221,149
                                                   ------------     ------------

                                                   $ 30,277,680     $ 27,866,234
                                                   ============     ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    March 31,
                                                   June 30,            1998
                                                     1997          (Unaudited)
                                                 ------------      ------------
Current liabilities:
  Note payable, facility -
   current portion                               $    529,872      $    607,895
  Revolving line of credit                         10,000,000         7,000,000
  Accounts payable - trade and
   commissions                                        510,007           362,933
  Income taxes payable                                204,191                --
  Other accrued liabilities                           243,410           296,405
                                                 ------------      ------------

     Total current liabilities                     11,487,480         8,267,233

  Note payable, facility -
   long term portion                                7,989,259         6,995,445
   Other liabilities                                   81,205            81,205
                                                 ------------      ------------

   Total liabilities                               19,557,944        15,343,883
                                                 ------------      ------------

Shareholders' equity:
 Series A cumulative, convertible,
  callable preferred stock, $1.00
  par value, 2,000,000 shares
  authorized; 32,000 shares issued                     32,000            32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   6,191,024.5 and 4,110,683 shares
   issued as of March 31, 1998
   and June 30, 1997, respectively                     41,107            61,910
Additional paid-in capital                          7,095,571         7,184,143
Retained earnings                                  11,186,507        13,123,747
                                                 ------------      ------------
                                                   18,355,185        20,401,800

 Less:  treasury stock, 1,816,024.5 and
   1,178,683 common shares at cost as
   of March 31, 1998 and June 30,
   1997, respectively, and 32,000
   preferred shares at cost                        (7,635,449)       (7,879,449)
                                                 ------------      ------------

     Total shareholders' equity                    10,719,736        12,522,351
                                                 ------------      ------------

                                                 $ 30,277,680      $ 27,866,234
                                                 ============      ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


                                             Voting
                                    -----------------------
                                          Common Stock         Series A   Additional                      Treasury
                                    -----------------------   Preferred    Paid-In        Retained          Stock          Total
                                       Shares       Amount      Stock      Capital        Earnings         Amount       -----------
                                    ------------   --------   ---------   ----------    ------------    ------------
Balance as of June 30, 1997          4,110,683.0   $ 41,107   $  32,000   $7,095,571    $ 11,186,507    $( 7,635,449)   $10,719,736

Stock Repurchase                              --         --          --           --              --        (244,000)      (244,000)

Exercise of employee
stock options                           25,000.0        250          --      109,125              --              --        109,375

Cash Dividends                                --         --          --           --        (232,500)             --       (232,500)

Stock Split                          2,055,341.5     20,553          --      (20,553)             --              --             --

Net Income for the nine months
ended March 31, 1998                          --         --          --           --       2,169,740              --      2,169,740
                                     -----------   --------   ---------   ----------    ------------    ------------    -----------

                                     6,191,024.5   $ 61,910   $  32,000   $7,184,143    $ 13,123,747    $( 7,879,449)   $12,522,351
                                     ===========   ========   =========   ==========    ============    ============    ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    FOR THE NINE MONTHS ENDED
                                                 ------------------------------
                                                   March 31,         March 31,
                                                     1997              1998
                                                 ------------      ------------
Net cash provided by (used for)
  operating activities                           ($   159,553)     $  3,927,824
                                                 ------------      ------------


Cash flows from investing activities:
  Net additions to equipment                         (143,508)          (67,032)
                                                 ------------      ------------

Cash flows from financing activities:
  Note payments on facility                          (362,758)         (915,791)
  Stock repurchase                                 (1,738,158)         (244,000)
  Net proceeds from (principal payments for)
  revolving line of credit                          1,900,000        (3,000,000)
  Proceeds from exercise of stock
     Options                                               --           109,375
  Cash dividends                                      (91,683)         (232,500)
                                                 ------------      ------------
  Net cash used for
    financing activities                             (292,599)       (4,282,916)
                                                 ------------      ------------

 Net decrease in cash                                (595,660)         (422,124)
 Cash at beginning of year                            663,057           615,173
                                                 ------------      ------------

 Cash at end of period                           $     67,397      $    193,049
                                                 ============      ============


Supplemental disclosures of cash flow information:


                                                    FOR THE NINE MONTHS ENDED
                                                 ------------------------------
                                                   March 31,         March 31,
                                                     1997              1998
                                                 ------------      ------------
Cash paid during the period for:
  Interest                                       $    996,951      $    952,710
                                                 ============      ============

  Income taxes                                   $    913,410      $  1,436,263
                                                 ============      ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 1998
                                   (Unaudited)


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


Note 2 - EARNINGS PER SHARE

During the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires interim and annual presentation of basic and diluted earnings per share ("EPS") by all entities that have issued common stock or potential common stock if those securities are traded in a public market. The objective of basic and diluted EPS is to measure the performance of an entity over the reporting period while giving effect to the dilutive potential of all common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the diluted EPS computation. EPS data for the period ended March 31, 1998 and all prior periods have been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:


                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                       ---------------------------   ---------------------------
                         March 31,      March 31,      March 31,      March 31,
                           1997           1998           1997           1998
                       ------------   ------------   ------------   ------------
Basic EPS
Numerator              $    259,205   $    487,133   $  1,440,961   $  2,169,740
                       ------------   ------------   ------------   ------------

Denominator:
Common Shares
Outstanding               4,430,460      4,367,750      4,602,573      4,356,091
                       ------------   ------------   ------------   ------------

Basic EPS              $        .06   $        .11   $        .31   $        .50
                       ============   ============   ============   ============

Diluted EPS:
Numerator              $    259,205   $    487,133   $  1,440,961   $  2,169,740
                       ------------   ------------   ------------   ------------

Denominator:
Common Shares
Outstanding
Options                   4,430,460      4,367,750      4,602,573      4,356,091
                              3,377          8,449         13,879         14,518
                       ------------   ------------   ------------   ------------
Total Shares              4,438,837      4,376,199      4,616,452      4,370,609
                       ============   ============   ============   ============

Diluted EPS            $        .06   $        .11   $        .31   $        .50
                       ============   ============   ============   ============


Note 3 - STOCK SPLIT

On September 26, 1997, the Board of Directors declared a three-for-two split of the Company's Common Stock effected in the form of a 50% stock dividend. New shares were issued November 15, 1997 to holders of record as of the close of business on October 31, 1997. Common Stock issued, additional paid-in capital and treasury stock as of March 31, 1998 have been adjusted to reflect the stock split. In addition, earnings per share and weighted average share data for the three and nine months ended March 31, 1997 have been restated to reflect the stock split.


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

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed under "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the forward-looking statements. Some of these factors include, among other things, changes in anticipated levels of sales, whether due to future national or regional economic conditions or from competitive conditions, changes in relationships with customers including, but not limited to, the lamp division's relationship with its major customer, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, changes in tax rates, changes in interest rates, unfavorable political or economic developments in the Republic of Taiwan, the location of the Company's principal vendor, declining conditions in the home construction industry, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. In addition, the forward-looking statements do not reflect any potential impact the TSI acquisition may have on the Company's operations.

Results of Operations

Net sales increased $529,919, or 6.1%, for the three months ended March 31, 1998, to $9,189,898, up from $8,659,979 for the same period last year. For the nine months ended March 31, 1998, net sales were $29,727,351, an increase of $1,411,881, or 5.0%, over net sales of $28,315,470 for the same nine month period last year. These increases were primarily attributable to the continued success of the bathstrip product line. In addition, fan sales during the three months ended March 31, 1998 increased 7.8% over fan sales for the same three month period last year, while fan units sold increased 13.4%. This difference was the result of management's decision to pass a portion of the price concessions received from the fan division's overseas supplier to its customers. The Company's management anticipates that this pricing strategy, along with selective expansion of its distribution base and new product introductions, will yield strong growth consistent with prior years, provided that new home construction does not experience a downturn similar to 1995. In addition, the Company's management anticipates that bathstrip lighting will continue to provide an immediate impact to the fan division's sales growth as this product line gains market share. Lamp sales decreased $20,000 for the nine months ended March 31, 1998 compared with the same nine month period last year because orders have failed to recover from the internal restructuring of the lamp division's primary customer. This division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers and overhead reduction. The Company's management anticipates that the inventory reduction and overhead reduction process will be completed by June 1998. Management will continue to closely monitor this division and its financial results to determine the feasibility of continuing this division as a single-customer manufacturer with limited overhead or dissolving this division. At the current time, management believes that the continued reduction of inventory can be accomplished without material charges against earnings.

Gross profit for the three month period ended March 31, increased from $3,204,884, or 37% of sales, in 1997 to $3,650,254, or 39.7% of sales, in 1998.
For the nine month period ended March 31, gross profit increased from $10,444,702, or 36.9% of sales, in 1997 to $11,815,389, or 39.7% of sales, in
1998. The Company's management anticipates that gross margins will continue to improve, provided that the Company continues to benefit from favorable product costs and increasing customer demand and that the aggressive inventory reduction of the lamp division does not adversely affect overall Company margins.

Total selling, general and administrative expenses increased $156,244 to $2,509,707, or 27.3% of sales, for the three months ended March 31, 1998, compared to $2,353,463, or 27.2% of sales, for the same three month period last year. Total selling, general and administrative expenses increased $321,077 to $7,192,313, or 24,2% of sales, for the nine months ended March 31, 1998, compared to $6,871,236, or 24.3% of sales, for the same nine month period last year. These increases were primarily attributable to increases in sales commissions and certain other costs directly correlated to sales. The Company's management anticipates that, in the future, selling, general and administrative expenses as a percentage of net sales will remain fairly constant due to the relatively fixed nature of the majority of the Company's overhead expenses.

Net interest expense decreased $63,494, to $284,988 for the three months ended March 31, 1998 for $348,482 for the same three month period in 1997. For the nine months ended March 31, 1998, net interest expense was $952,710, a decrease of $44,241 from the net interest expense of $996,951 for the same nine month period last year. During the nine months ended March 31, 1998, the Company utilized excess cash flow to decrease the outstanding balance on its line of credit by $3,000,000 and to pay down its facility note payable by an additional $500,000. The Company's management intends to continue this strategy of debt reduction as excess cash flow is available.

Liquidity and Capital Resources

The Company's cash decreased $422,124, from $615,173 at June 30, 1997 to $193,049 at March 31, 1998. The Company's operating activities provided cash of $3,927,824. The primary sources of the cash were improved operations and decreases in accounts receivable and inventory.


The $67,032 of cash used for investing activities related to the purchase of general warehouse and office equipment.

The $4,282,916 of cash used for financing activities was primarily the result of the paydown of $3,000,000 on the Company's line of credit, principal payments of $915,791 made towards the facility note and the repurchase of 32,000 shares of the Company's common stock at an aggregate cost of $244,000 in July 1997.

On March 18, 1998, the Company signed a letter of intent to acquire Trade Source International, Inc. ("TSI"), a privately held wholesale distributor of residential interior and exterior lighting fixtures. Under the terms of the agreement, Craftmade will acquire TSI for approximately $11 million, in a combination of cash and approximately 575,000 shares of Craftmade's common stock. The Company's management intends on closing this transaction on or before July 1, 1998, subject to the execution of certain definitive documents and satisfaction of certain conditions. This transaction will be accounted for utilizing the purchase method of accounting.

At March 31, 1998, subject to continued compliance with certain covenants and restrictions, the Company had $12,000,000 available on its line of credit of which $7,000,000 had been utilized. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the proposed TSI acquisition and its anticipated cash requirements, the Company's current operating needs, annual payments under the facility note payable approximating $1,400,000 and its projected growth over the next twelve months. In addition, the Company has begun to utilize excess cash flow to reduce outstanding indebtedness, decreasing such indebtedness by an additional $3,500,000 during the nine months ended March 31, 1998. It is management's intention to continue this strategy of debt reduction as excess cash flow is made available.

The Company has discontinued its stock repurchase program. Pursuant to this program, the Company had purchased a total of 601,269 shares of the Company's Common Stock prior to the Company's three-for-two stock split effective October 31, 1997, at an aggregate cost of $4,576,623.

At March 31, 1998, $7,603,340 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company continues to lease 80,000 square feet of this facility to TSI at a lease rate of $20,000 per month, expiring December 1998. The Company's management believes that this facility will be sufficient for its purpose for the foreseeable future.

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

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

          not applicable

Item 2.   Changes in Securities and Use of Proceeds

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

                                       CRAFTMADE INTERNATIONAL, INC.
                                               (Registrant)


Date  April 16, 1998                       /s/ JAMES R. RIDINGS
                                       -----------------------------------------
                                             JAMES R. RIDINGS
                                            President and Chief
                                             Executive Officer

                                 EXHIBIT INDEX


Exhibit
  No.                          Description
-------                        -----------
27                   Financial Data Schedule