Form 10-K405
period 1998-06-30
CRAFTMADE INTERNATIONAL INC
filed 1998-09-14
CIK 856250

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1998           COMMISSION FILE NUMBER 1-10471

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

     TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE
                                                       ON WHICH REGISTERED
COMMON STOCK, $0.01 PAR VALUE                          NASDAQ NATIONAL MARKET
                                                       SYSTEM

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO
                                      ---   ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                            ---

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 31, 1998, WAS $89,405,135.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK AS OF JULY 31, 1998, WAS 5,036,909.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT PERTAINING TO THE REGISTRANT'S 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                      INDEX


PART I

       Item 1.   Business...................................................................................   1

       Item 2.   Properties.................................................................................   7

       Item 3.   Legal Proceedings..........................................................................   7

       Item 4.   Submission of Matters to a Vote of Security Holders........................................   7


PART II

       Item 5.   Market for the Registrant's Common Stock and Related
                 Security Holder Matters....................................................................   8

       Item 6.   Selected Financial Data....................................................................   9

       Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................................................  10

       Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................  16

       Item 8.   Financial Statements and Supplementary Data................................................  16

       Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure........................................................  16


PART III

       Item 10. Directors and Executive Officers of the Registrant..........................................  17

       Item 11. Executive Compensation......................................................................  17

       Item 12. Security Ownership of Certain Beneficial Owners
                and Management..............................................................................  17

       Item 13. Certain Relationships and Related Transactions..............................................  17


PART IV

       Item 14. Exhibits, Financial Statements, Financial Statement
                Schedules and Reports on Form 8-K...........................................................  18

       Signatures  .........................................................................................  19

                                     PART I

Item 1. Business

THE COMPANY

Craftmade International, Inc. (the "Company") was incorporated under the laws of the State of Texas on July 16, 1985 under the name of Mastercraft International, Inc. for the purpose of distributing ceiling fans, furniture, hardware and plumbing products. In January 1986, the Company limited its operations to the marketing and distribution of ceiling fans and related products and accessories. An arrangement with Fanthing Electrical Corp., ("Fanthing"), Taichung, Taiwan was completed in August 1986 for the manufacture of ceiling fans designed to the Company's specifications. The Company's ceiling fan product line consists of 24 series and 148 basic models of premium priced to lower priced ceiling fans, and represents approximately 68% of the Company's current product sales. The Company also markets 78 light kit models in various colors for attachment and use with the Company's ceiling fans or other ceiling fans, parts and accessories for its ceiling fans and light kits and 14 series of bathstrip lighting. The Company purchases substantially all of its light kits from Sunlit Industries ("Sunlit"), Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management's judgement, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. The Company's national sales organization, which consists of 33 independent sales representative groups employing approximately 58 sales representatives, markets the Company's products to in excess of 1,500 lighting showroom and electrical wholesaler locations which sell primarily to the new home construction, remodeling and replacement markets. These markets are comprised principally of private residences and, to a lesser extent, offices, restaurants and certain public facilities.

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

PRODUCTS

All of the Company's ceiling fans are manufactured by Fanthing, and substantially all of its light kits are purchased from Sunlit. Fanthing manufactures the ceiling fans based on specifications provided by the Company. The finished products are packaged and labelled by the manufacturer under the Company's trade name, Craftmade (R). Light kits used in conjunction with ceiling fans are similarly produced and packaged. Bathstrip lighting is manufactured by Sunlit and packaged and labelled by the manufacturer under the Accolade(R) tradename.

CEILING FANS -- The Company's ceiling fan product line consists of 24 series and 148 basic models of ceiling fans for sales to the new home construction, remodeling and replacement markets. Series are classified on the basis of cost, air movement and appearance. Craftmade fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Quest, Crescent and Wellington series to various low-end builder series. Suggested retail prices for the various Craftmade fans ranged at June 30, 1998 from $70 (builder series) to $780 (Cameo Series), which the Company believes are favorably priced relative to other mid-level and premium ceiling fans distributed by Hunter and Casablanca, yet represent comparable quality and performance characteristics.

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

LIGHT KITS -- The Company markets 78 models of light kits in various colors which may be utilized with the Company's ceiling fans or other ceiling fans. These kits, which consist of the glass shades and fitters, presently represent approximately 15% of the Company's product sales. As of June 30, 1998, suggested retail prices for the Company's light kits ranged from $16 to $250. Since the demand for the Company's Elegance Collection, which includes lead crystal and alabaster designer shades, has increased, the Company will continue its efforts to expand these premium lines.

LAMPS -- The Company assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses to be sold under private brand labels. The lamps are assembled at the Company's facilities in Coppell, Texas and consist of wood, solid brass, zinc coated, crystal, ceramic and porcelain table, floor and desk lamps as well as hanging lantern kits. At the present time, all of the Company's lamps are sold at retail prices ranging from $58 to $274. Sales of the Company's lamps account for approximately 4% of the Company's product sales.

BATHSTRIP LIGHTING - The Company markets 14 series of bathstrip lighting in 7 different lengths and 14 different decorative finishes. Bathstrip lighting presently represents 6% of the Company's product sales. As of June 30, 1998, suggested retail prices for this product line ranged from $12 to $200. The Company will add finishes and series based on customer demand.

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

Under a stock purchase agreement between the Company and Fancy Industrial, Inc. ("Fancy"), a Texas corporation and wholly-owned subsidiary of Fanthing, the Company, at its option, may repurchase 151,794 shares owned by Fancy Industrial, Inc. for an aggregate purchase price of $137,774. The Company has no intention of reacquiring any shares from Fancy at this time. The Company believes that its relationship with Fanthing and its ability to supply quality ceiling fans at competitive prices have been critical to the success of the Company. The Company believes its relationship with Fanthing to be excellent and foresees no reason, based on its association to date, for such relationship to deteriorate. If for any reason Fanthing were to discontinue its relationship with the Company in the future or should it be unable to continue to supply sufficient amounts of Craftmade products, the Company would be required to seek alternative sources of supply. There can be no assurance that any such alternative source of supply will produce products of comparable quality to those produced by Fanthing, or that any such source will sell products to the Company at prices and on terms as favorable as those presently applicable to purchases made by the Company from Fanthing.

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

DISTRIBUTION

The Company's products are marketed through in excess of 1,500 lighting showroom and electrical wholesaler locations specializing in sales to the new home construction, remodelling and replacement markets. The Company's ceiling fans, light kits and accessory parts are distributed through 33 independent sales representative groups on a national basis (except for Alaska and Hawaii). Each sales representative group is selected to represent the Company in a specific market area. The independent sales representative groups comprise a sales force for the Company's products of approximately 58 sales representatives. Sales representatives represent the Company exclusively in the sale of ceiling fans. Sales representatives are paid commissions on such sales. During the fiscal year ended June 30, 1998, no single lighting showroom or electrical wholesaler accounted for more than 2% of the Company's sales.

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

As of June 30, 1998, of the Company's lamps sold to major retail chains and catalog houses to be distributed under private brand labels, approximately 85% were sold to Bombay Company. The balance of these lamp sales are made to other retail chains including Tuesday Morning, the Horchow Mail Order Catalog and Old America Stores.

In fiscal year 1997, the lamp division experienced a decrease in lamp sales to the lamp division's primary customer from which it has not recovered. Although orders to that customer appear to have stabilized over the last twelve months, this division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers . The Company's management originally anticipated that this inventory reduction could be accomplished by June 30,1998; however, due to a limited resource of labor available, the Company's management has reevaluated the time frame and estimates completion between December 1998 and March 1999. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. Management currently believes that the net lamp inventory existing at June 30, 1998 of $1,676,371 can be liquidated at a small profit.

The Company acts as a distributor for various overseas manufacturers of a range of cable components for use with computers and telephone board circuitry, which account for approximately 3% of the Company's total product sales.

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

PRODUCT EXPANSION

The Company continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products.

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

Related to the Company's product expansion plans, effective July 1,1998, the Company entered into an agreement and plan of merger with Trade Source International, Inc. a California corporation (TSI California) engaged in the wholesale distribution of outdoor lighting fixtures to mass merchandisers. As a result, the Company acquired TSI California from its existing shareholders and merged it into the Company's wholly-owned subsidiary, Trade Source International, Inc., a Delaware corporation (TSI Delaware). The total purchase price was approximately $11 million paid in a combination of approximately $3.6 million cash and approximately 656,000 shares of Craftmade's common stock that had previously been repurchased by the Company related to the Company's stock repurchase program. This transaction will be accounted for under the purchase method of accounting and the results of operations of TSI Delaware will be consolidated subsequent to July 1, 1998. The Company will pursue opportunities to cross-market products between TSI Delaware and the Company's ceiling fan division.

The Company's management will continue to search for opportunities for product expansion, both internally and through acquisitions, that it considers complementary to the Company's existing product lines.

 The Company's product sales, particularly ceiling fans, are somewhat seasonal with sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters.

BACKLOG

As substantially all of the Company's ceiling fan and lighting kit products are shipped to customers within 48 hours following receipt of orders, backlog is not material to the Company's operations. The Company at present is accepting orders for ceiling fans, bathstrip lighting, and light kits based on product availability.

COMPETITION

The ceiling fan and lighting fixture market is highly competitive at all levels of operation. Some of the major companies in this industry include Casablanca, Hunter, Monte Carlo, Quorum, Emerson Electric and Fasco. A number of other well established companies are also currently engaged in activities that compete directly with those of the Company. Some of the Company's competitors are better established, have longer operating histories, have substantially greater financial resources or have greater name recognition than the Company; however, the Company believes that the quality of its products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable the Company to compete successfully in these highly competitive markets.

INDEPENDENT SAFETY TESTING

All of the ceiling fans, light kits and lamps sold by the Company in the United States are tested by Underwriter's Laboratores (UL), which is an independent non-profit corporation which tests certain products, including ceiling fans and lighting fixtures, for public safety. Under its agreement with UL, the Company voluntarily submits its products to UL, and UL tests the products for safety. If the product is acceptable, UL issues a listing report which provides a technical description of the product. UL provides the manufacturers with procedures to follow in manufacturing the products. Electrical products which are manufactured in accordance with the designated procedures display the UL listing mark, which is generally recognized by consumers as an indication of a safe product and which is often required by various governmental authorities to comply with local codes and ordinances. The contract between the Company and UL provides for automatic renewal unless either party cancels as a result of default or gives applicable prior notice.

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

PATENTS AND TRADEMARKS

The Company does not believe that patent protection is significant to most of the Company's products or current business operations. The Company holds a patent on its Cathedral Ceiling Adapter and the license on the patents for the Crescent, Wellington, Cameo, and Quest Series of fans and the Carousel light kit. The Company also holds certain other license agreements which is in the ordinary course of its business. Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the

Company does not believe that such patents are material to the production of Craftmade products. The Company's trademarks, Craftmade (R),Accolade (R) and Durocraft (R), are registered with the United States Patent and Trademark office.

EMPLOYEES

As of July 31, 1998, the Company employed a total of 75 full time employees, including three executive officers, fourteen managers, ten clerical and administrative personnel, ten marketing, twenty-five warehouse and thirteen production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

Item 2. Properties

The Company's headquarters are located in Coppell, Texas . The facility consists of approximately 378,000 square feet of general office and warehouse space. The Company purchased this facility at a price of approximately $9,200,000, which the Company financed through a financial institution at an interest rate of 8.125% for a term of twelve years. Approximately 80,000 square feet of this facility was leased to a related party,TSI California, at an annual rate of $240,000. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

The Company also leases permanent display facilities at the Dallas Trade Mart. The lease will expire in September 2003 and provides for monthly rental payments of $3,175.

Item 3. Legal Proceedings

The Company is currently not a party to any material legal or administrative proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Since the initial public offering of the Company's Common Stock at $2.33 per share,adjusted for the Company's three-for-two stock split on April 16, 1990, the Common Stock has been traded on NASDAQ under the symbol CRFT. On July 16, 1992, the Company was approved for inclusion in the National Market System of NASDAQ.

The following table sets forth for the periods indicated the high and low closing sales prices per share of Common Stock on the NASDAQ National Market System, as reported by NASDAQ. On September 26, 1997, the Board of Directors declared a three-for-two split of the Company's common stock effected in the form of a 50% stock dividend. New shares were issued November 15, 1997 to holders of record as of the close of business on October 31, 1997. These prices have been restated to reflect the Company's stock split.


                                                                               High          Low
                                                                               ----          ---
                  Fiscal Year Ended June 30, 1997:
                      First Quarter                                             5              4
                      Second Quarter                                            4 5/6          3 11/12
                      Third Quarter                                             6              4 1/3
                      Fourth Quarter                                            5 5/12         4 7/12

                  Fiscal Year Ended June 30, 1998:
                      First Quarter                                             9 1/12         5
                      Second Quarter                                           12 1/2          8 2/3
                      Third Quarter                                            14 3/4         10 3/8
                      Fourth Quarter                                           17 5/8         14 3/8

                  Fiscal Year Ended June 30, 1999:
                      First Quarter (Through July 31, 1998)                    19 3/8         17 1/2


On July 31, 1998, there were 101 holders of record of the Company's Common
Stock.

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

                      [PRICE PERFORMANCE CHART SHOWN HERE]

                               Russell 2000               NASDAQ Composite    Craftmade International

4/16/90                           100.00                       100.00                100.00
1990                              104.06                       105.86                169.96
1991                              103.01                       108.99                112.86
1992                              116.03                       129.06                164.38
1993                              143.58                       161.42                282.83
1994                              147.85                       161.66                255.79
1995                              174.52                       213.75                228.76
1996                              213.30                       271.36                200.43
1997                              243.89                       330.22                228.33
1998                              281.44                       433.88                762.23


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

Item 6. Selected Financial Data

The selected financial data in the tables below are for the five fiscal years ended June 30, 1998. The data should be read in conjunction with the financial statements and notes, which are included elsewhere herein. The amounts listed below are in thousands (except per share amounts). Diluted earnings per share, book value per common share and diluted common shares outstanding have been restated for all years prior to June 30,1998 to reflect the Company's three for two stock split effective October 31, 1997.

                                                                     For the years ended
                                              -----------------------------------------------------------------
                                               June 30,       June 30,      June 30,      June 30,      June 30,
                                                 1994          1995          1996          1997          1998
                                              --------       --------      --------      --------      --------
Selected Operating Results:

Net sales                                   $   32,130       $  34,353     $  36,320      $ 39,523       $ 40,903
Gross profit                                    11,729          12,381        12,884        14,261         16,325
Income before income taxes                       3,688           2,977         2,850         3,310          4,780
Net income                                       2,385           1,903         1,826         2,113          3,046
Diluted earnings per share                         .46             .37           .37           .46            .70
Cash dividends declared
   per common share                         $      .02       $     .04     $     .04      $    .05       $    .08
Diluted common
    shares outstanding                           5,208           5,147         4,884          4,558         4,372

                                               June 30,      June 30,      June 30,      June 30,      June 30,
                                                 1994          1995          1996          1997          1998
                                              --------       --------      --------      --------      --------
Summary Balance Sheet:

Current assets                               $   14,878     $   16,720     $  17,835      $ 20,431      $ 18,973
Current liabilities                               6,444          8,065         8,799        11,487         8,837
Long-term debt                                        -              -         8,519         7,989         6,077
Total assets                                     15,853         17,631        27,996        30,278        28,358
Shareholders' equity                              9,373          9,565        10,633        10,720        13,338
Book value per common share                  $     1.81     $     1.93     $    2.21      $   2.44      $   3.04

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical information, the matters discussed herein contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers including, but not limited to, Durocraft's relationship with its major customer, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, unfavorable economic and political developments in the Republic of Taiwan, the location of the Company's principal vendor, declining conditions in the home construction industry, resolution of the Year 2000 issue, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. In addition, the forward-looking statements do not reflect any potential impact the acquisition of TSI California ( see "Subsequent Events") may have on the Company's operations.

Year Ended June 30, 1998 compared to June 30, 1997

Net sales increased to $40,902,587 for the year ended June 30,1998 from $39,523,383 for the year ended June 30, 1997, representing an increase of $1,379,204 or 3.5%. This increase in sales was primarily the result of an increase of approximately $1,850,000 in bathstrip lighting as this product line gained strong acceptance from the fan division's customer base in fiscal 1998. Sales from the fan division, excluding bathstrip lighting sales, increased .2%. The fan division established a very aggressive marketing strategy in fiscal 1998 by retooling several of this division's core products to provide added features and aesthetics; introducing new, proprietary products that have innovative designs and features; revising the product mix in order to meet customer and market demands; and providing a price decrease to this division's customer base effective March 1998. The Company's management anticipates that this aggressive marketing strategy, coupled with the positive impact of the bathstrip lighting product line, will yield strong growth consistent with prior years and will provide the fan division with a very receptive customer base for future product expansion. In addition, management does not believe that the Company will be negatively impacted by unfavorable financial developments in the countries in which its suppliers operate. The sales increase provided by the fan division was partially offset by approximately $450,000 in lamp sales to a "seconds" retailer in fiscal 1997 that did not reoccur in fiscal 1998. In addition, orders from the lamp division's primary customer have not recovered from an internal restructuring by that customer in 1997. Although orders to that customer appear to have stabilized over the last twelve months, this division is continuing its aggressive strategy of inventory reduction through select "seconds" retailers. The Company's management originally anticipated that this inventory reduction could be accomplished by June 30, 1998; however, due to a limited resource of labor available, the Company's management has reevaluated the time frame and estimates completion between December 1998 and March 1999. Management will continue to closely monitor this division and its financial results to determine the feasibility of continuing this division as a single-customer manufacturer with limited overhead or dissolving this division. Management currently believes that the net lamp inventory existing at June 30, 1998 of $1,676,371 can be liquidated at a small profit.

Gross profit increased to $16,324,637,or 39.9% of net sales, for the year ended June 30, 1998 from $14,261,203, or 36.1% of net sales, for the year ended June 30, 1997. This increase was primarily attributable to the benefit of price concessions received from the Company's suppliers located in the Orient, partially offset by the price decreases the fan division passed on to its customer base effective March 1998. The Company's management anticipates that gross margins will stabilize at current levels, provided that the Company continues to benefit from favorable product costs and increasing customer demand and that the aggressive inventory reduction of the lamp division does not adversely affect overall Company margins.

Total selling, general and administrative expenses increased $612,371 to $10,060,750, or 24.6% of net sales, for the year ended June 30, 1998 from $9,448,379, or 23.9% of net sales, for the year ended June 30,1997. This increase was primarily attributable to increases in commissions and certain other costs directly correlated to the increase in sales, higher transportation costs and the expensing of certain costs associated with the acquisition of TSI California (see "Subsequent Events") and the Company's stock split. The Company's management anticipates that, in the future, selling, general and administrative expenses as a percentage of net sales will remain fairly constant.

Net interest expense decreased $124,169 to $1,231,169 for the year ended June 30, 1998 from $1,355,338 for the year ended June 30, 1997. This decrease was the result of the Company's utilization of excess cash flow to decrease the outstanding balance on its line of credit by $3,000,000 and to pay down its facility note payable by an additional $1,200,000. The Company's management intends to continue this strategy of debt reduction as excess cash flow is available.

The provision for income taxes increased to $1,733,221 or 36.3% of income before income taxes, for the year ended June 30, 1998 from $1,196,821, or 36.2% of income before income taxes, for the year ended June 30, 1997.

Net income increased to $3,046,444, or diluted earnings per share of $.70 , for the year ended June 30,1998 from $2,113,136, or diluted earnings per share of $.46 , for the year ended June 30, 1997. Diluted earnings per share for the year ended June 30, 1997 retroactively reflects the Company's three-for-two stock split effective October 31, 1997. This increase in net income was primarily attributable to the increase in gross margins.

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

Gross profit increased to $14,261,203, or 36.1% of net sales, for the year ended June 30, 1997 from $12,884,051, or 35.5% of net sales, for the year ended June 30, 1996. This increase was primarily attributable to the success of the fan division's higher end product line and the initial benefit of price concessions received from this division's suppliers located in the Orient received in the fourth quarter of fiscal 1997.

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

Net income increased to $2,113,136 for the year ended June 30, 1997 from $1,825,567 for the year ended June 30, 1996. This increase was primarily attributable to the increase in sales and gross margins. In addition, the per share amount also benefitted from treasury stock purchases by reducing the number of shares outstanding.

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

Net income decreased slightly to $1,825,567 for the year ended June 30, 1996 from $1,903,117 for the year ended June 30, 1995. The decrease in net income was primarily the result of the decrease in the Company's gross profit percentage, increases in selling, general and administrative expenses and the increase in interest expense, partially offset by the sales increase.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 1998-The Company's cash increased $309,368, from $615,173 at June 30, 1997 to $924,541 at June 30, 1998. The Company's operating activities provided cash of $5,596,038 during fiscal 1998 compared to $310,511 during fiscal 1997. This increase in cash flows was primarily attributable to a $1,417,052 decrease in inventory as a result of the Company's management reevaluating required stocking needs and the continued liquidation of the lamp division's inventory, supported by improved operating results.

In order to meet its own delivery policies and to ensure that it has a sufficient allotment of goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. Management believes that the Company has sufficient amounts of working capital, trade credit, and availability under its bank line to fund this level of inventory.

Cash used for investing activities of $94,994 related to the purchase of warehouse equipment and computer upgrades.

Cash used for financing activities of $5,191,676 was primarily the result of the paydown of $3,000,000 on the Company's line of credit, principal payments of $1,763,181 made towards the facility note, the repurchase of 32,000 shares of the Company's common stock in connection with the Company's stock repurchase plan at an aggregate cost of $244,000 and cash dividends of $320,120, partially offset by proceeds of $135,625 from the exercise of employee stock options.

At June 30, 1998, subject to continued compliance with certain covenants and restrictions, the Company had $12 million available on its line of credit, of which $7 million had been utilized. On July 1, 1998, in connection with the TSI California acquisition (see "Subsequent Events"), the Company negotiated an increase in the availability of its line of credit to $14 million. The Company's management believes that the increased availability under its current line of credit, combined with cash flows from operations, is adequate to fund the cash portion of the TSI California acquisition, repay TSI California's $900,000 line of credit, fund the Company's current operating needs, make annual payments under the facility note payable approximating $1,400,000, fund the cost of ensuring that the Company's systems are Year 2000 compliant, as well as fund its projected growth over the next twelve months. In addition, the Company has begun to utilize excess cash flow to reduce outstanding indebtedness, decreasing such indebtedness by an additional $4,200,000 during the year ended June 30, 1998. It is management's intention to continue this strategy of debt reduction as excess cash flow is made available.

At June 30, 1998, $6,755,950 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company leased 80,000 square feet of this facility to TSI California at a lease rate of $20,000 per month. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

The Company's ceiling fan manufacturer has provided the Company with a $1,000,000 credit facility, pursuant to which it will manufacture and ship ceiling fans prior to receipt of payment from the Company. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately one month's supply of ceiling fans and represents a supplier commitment which, in the opinion of the Company, is unusual for the industry. This manufacturer is not required to provide this credit facility under its agreement with the Company, and it may discontinue this arrangement at any time.

The Company has discontinued its stock repurchase program. Pursuant to this program, the Company had purchased a total of 601,269 shares of the Company's common stock prior to the Company's three-for-two stock split effective October 31, 1997, at an aggregate cost of $4,576,623.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has purchased an upgrade for its current computer software to resolve this issue, the cost of which was approximately $12,000, and plans to implement and test this upgrade within the next six months. The Company is currently investigating all systems that could potentially be affected by this issue, including facility systems, telephone hardware and software, out- sourced services , suppliers and customers. Within the next twelve months, the Company plans to upgrade and test systems, as needed, that will already be Year 2000 compliant. At this time, the Company's management can not estimate the cost of any systems upgrades that might be required. There can be no assurances that the Company's suppliers, vendors and customers will address and satisfactorily resolve their Year 2000 issues in a timely manner such that the Company's results of operations, financial position and cash flow would not be materially adversely affected.

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


ACCOUNTING CHANGES

Earnings Per Share - FAS 128

In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share." This statement requires interim and annual presentation of "basic" and "diluted" earnings per share (EPS) by all entities that have issued common stock or potential common stock if those securities trade in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted this statement in the second quarter ended December 31, 1997 at which time all prior period EPS data presented were restated to conform with the provisions of this statement. Such adoption had no impact on the Company's presentation of earnings per share.

INFLATION

Generally inflation has not had, and the Company does not expect it to have, a material impact upon operating results. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

SUBSEQUENT EVENTS

Effective July 1,1998, the Company entered into an agreement and plan of merger with Trade Source International Inc., a California corporation (TSI California) engaged in the wholesale distribution of outdoor lighting fixtures to mass merchandisers. As a result, the Company acquired TSI California from its existing shareholders and merged it into the Company's wholly-owned subsidiary, Trade Source International, Inc., a Delaware corporation (TSI Delaware). The total purchase price was approximately $11 million paid in a combination of approximately $3.6 million cash and approximately 656,000 shares of Craftmade's common stock that had previously been repurchased by the Company related to the Company's stock repurchase program. This transaction will be accounted for under the purchase method of accounting, and the results of operations of TSI Delaware will be consolidated subsequent to July 1, 1998. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $5.6 million, will be recorded as goodwill and amortized over 15 years.

The unaudited pro forma combined condensed balance sheet of the Company and TSI
- Delaware as of June 30, 1998 after giving effect to certain pro forma adjustments is as follows:

ASSETS

Current Assets                                                       $ 29,155,431
Property and Equipment, Net                                             9,602,393
Goodwill                                                                5,593,998
Other                                                                     239,326
                                                                     ------------
                                                                     $ 44,591,148
                                                                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                                  $ 17,691,762
Other Non-Current Liabilities                                           6,182,752
Shareholders' Equity                                                   20,716,634
                                                                     ------------
                                                                     $ 44,591,148
                                                                     ============

The unaudited pro forma combined results of operations of the Company and TSI - Delaware for the year ended June 30, 1998 after giving effect to certain pro forma adjustments are as follows

Net Sales                                                            $ 67,755,665
                                                                     ============
Net Income                                                             $3,753,472
                                                                     ============
Earnings per share
    Basic and Diluted                                                $        .75
                                                                     ============

Weighted average shares outstanding
     Basic                                                              5,018,625
                                                                     ============
     Diluted                                                            5,027,504
                                                                     ============

In connection with this transaction, on July 1, 1998 the Company negotiated an increase in the availability of its line of credit to $14 million. Proceeds of the line were used to facilitate the cash portion of the acquisition and to pay TSI California's existing line of credit of approximately $900,000.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

                   Not Applicable

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 14(a)(1) and (2) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, specifically the discussion under the heading "Election of Directors." It is currently anticipated that the Proxy Statement will be publicly available and mailed to shareholders in September 1998.

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

   (b)   Exhibits

         10.1 - Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.2 - Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.3 - Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.4 - Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.5 - Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.6 - Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended June 30, 1996, and herein incorporated by reference.

         10.7 - Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.8 - Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.9 - Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association (formerly named Texas Commerce Bank, National Association) and Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.10 - Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.11 - Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, and Neall Humphrey, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.12 - Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, and Leslie Humphrey, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.13 - Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, and John DeBlois, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.14 - Registration Rights Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Neall and Leslie Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         21     - Subsidiaries of the Registrant.

         27.1   - Financial Data Schedule.

         27.2   - Restated Financial Data Schedules.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 1998.

International, Inc.



By:  /s/ James Ridings
     ------------------------------------------
     James Ridings, Chairman of the Board,
     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                                  Capacity                                    Date
----------                                  --------                                    ----
 /s/ James Ridings                          Chairman of the Board, President,           September 14, 1998
---------------------------                 Chief Executive Officer and
 James Ridings                              Director (Principal Executive
                                            Officer)




/s/  Clifford Crimmings                     Vice President of Sales and                 September 14, 1998
---------------------------                 Director
 Clifford Crimmings




/s/  Ken Cancienne                          Chief Financial Officer, Principal          September 14, 1998
---------------------------                 Accounting Officer and Director
 Ken Cancienne


/s/  Jerry E. Kimmel                        Director                                    September 14, 1998
---------------------------
 Jerry E. Kimmel


/s/ A. Paul Knuckley                        Director                                    September 14, 1998
---------------------------
A. Paul Knuckley


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  PAGE
FINANCIAL STATEMENTS:
   Report of Independent Accountants                                              F-2
   Consolidated Statements of Income                                              F-3
   Consolidated Balance Sheets                                                    F-4
   Consolidated Statements of Cash Flows                                          F-6
   Consolidated Statements of Changes in Shareholders' Equity                     F-8
   Notes to Consolidated Financial Statements                                     F-9



   Financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Craftmade International, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Craftmade International, Inc. and its wholly-owned subsidiaries (the "Company") at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers  LLP


Fort Worth, Texas
August 19, 1998

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                                   FOR THE YEARS ENDED
                                                        JUNE 30,        JUNE 30,          JUNE 30,
                                                         1996             1997             1998
                                                      ------------     ------------     ------------


Net sales                                             $ 36,320,034     $ 39,523,383     $ 40,902,587
Cost of goods sold                                      23,435,983       25,262,180       24,577,950
                                                      ------------     ------------     ------------
Gross profit                                            12,884,051       14,261,203       16,324,637
Selling, general and administrative
    expenses                                             8,975,954        9,448,379       10,060,750
Depreciation and amortization                              282,133          387,529          493,198
                                                      ------------     ------------     ------------
Operating  profit                                        3,625,964        4,425,295        5,770,689
Other (income) expense:
    Interest expense                                       895,931        1,355,338        1,231,169
    Other, net                                            (120,000)        (240,000)        (240,145)
                                                      ------------     ------------     ------------
Income before income taxes                               2,850,033        3,309,957        4,779,665
Provision for income taxes                               1,024,466        1,196,821        1,733,221
                                                      ------------     ------------     ------------
         Net income                                   $  1,825,567     $  2,113,136     $  3,046,444
                                                      ============     ============     ============
Basic and diluted earnings per common share                  $. 37     $        .46     $        .70
                                                      ============     ============     ============






                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                            JUNE 30,        JUNE 30,
                                                             1997             1998
                                                         ------------     ------------
Current assets:
   Cash                                                  $    615,173     $    924,541
   Accounts receivable - trade, net of allowance
   of $275,000 and $200,000, respectively                   7,599,775        7,562,404
   Inventory                                               10,925,342        9,508,290
   Deferred income taxes                                      544,160          475,731
   Prepaid expenses and other current assets                  746,343          502,432
                                                         ------------     ------------

Total current assets                                       20,430,793       18,973,398
                                                         ------------     ------------

Property and equipment, at cost:
Land                                                        1,534,894        1,534,894
Building                                                    7,714,033        7,726,213
Office furniture and equipment                              1,177,377        1,257,891
Leasehold improvements                                         58,739           61,039
                                                         ------------     ------------
                                                           10,485,043       10,580,037
Less:  accumulated depreciation                              (953,640)      (1,273,719)
                                                         ------------     ------------

Total property and equipment, net                           9,531,403        9,306,318

Goodwill, net of accumulated amortization
  of $398,210 and $569,781, respectively                      171,571             --
Other assets                                                  143,913           78,044
                                                         ------------     ------------
Total other assets                                          9,846,887        9,384,362
                                                         ------------     ------------

                                                         $ 30,277,680     $ 28,357,760
                                                         ============     ============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  JUNE 30,         JUNE 30,
                                                                    1997            1998
                                                                ------------     ------------
   Current liabilities:
   Note payable, facility - current portion                     $    529,872     $    679,369
   Revolving line of credit                                       10,000,000        7,000,000
   Accounts and commissions payable                                  510,007          497,806
   Income taxes payable                                              204,191          366,997
   Accrued liabilities                                               243,410          293,151
                                                                ------------     ------------
       Total current liabilities                                  11,487,480        8,837,323

Other non-current liabilities:
  Deferred income taxes                                               81,205          106,171
  Note payable, facility - long term portion                       7,989,259        6,076,581
                                                                ------------     ------------


           Total liabilities                                      19,557,944       15,020,075
                                                                ------------     ------------

Shareholders' equity:
   Series A cumulative, convertible, callable preferred
     stock, $1.00 par value, 2,000,000 shares authorized;
     32,000 shares issued                                             32,000           32,000
   Common stock, $.01 par value, 15,000,000 shares
      authorized, 4,110,683 and 5,197,025 shares issued,
      respectively                                                    41,107           61,970
   Additional paid-in capital                                      7,095,571        7,210,333
   Retained Earnings                                              11,186,507       13,912,831
                                                                ------------     ------------
                                                                  18,355,185       21,217,134
   Less: treasury stock, 1,178,683 and 1,616,025 common
     shares at cost, respectively,
     and  32,000 preferred shares at cost                         (7,635,449)      (7,879,449)
                                                                ------------     ------------
                                                                  10,719,736       13,337,685
                                                                ------------     ------------
 Commitments and contingencies
   (Notes 9 and 10)
                                                                $ 30,277,680     $ 28,357,760
                                                                ============     ============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE YEARS ENDED
                                                                -------------------------------------------
                                                                   JUNE 30,        JUNE 30,       JUNE 30,
                                                                    1996            1997            1998
                                                                -----------     -----------     -----------
Cash flows from operating activities:
Net income                                                      $ 1,825,567     $ 2,113,136     $ 3,046,444
  Adjustments to reconcile net income to net
       cash provided by  operating activities:
         Depreciation and amortization                              282,133         387,529         493,198
  Change in assets and liabilities
     providing (using) cash:
     Accounts receivable                                           (821,448)       (360,318)         37,371
     Inventory                                                     (101,955)     (2,244,717)      1,417,052
     Prepaid expenses and other assets                             (217,412)        179,662         308,232
        Accounts and commissions payable                            118,936          44,768         (12,201)
     Income taxes payable                                          (105,448)        204,191         162,806
     DEFERRED INCOME TAXES                                           93,987        (112,376)         93,395
     Accrued liabilities                                             62,492          98,636          49,741
                                                                -----------     -----------     -----------
Net cash provided by operating activities                         1,136,852         310,511       5,596,038
                                                                -----------     -----------     -----------

Cash flows used for investing activities:
     Additions to property and equipment                         (9,152,822)       (143,508)        (94,994)
                                                                -----------     -----------     -----------
Cash flows from financing activities:
  Proceeds from note payable, facility                            9,200,000            --              --
  Principal payments for note payable, facility                    (192,808)       (488,656)     (1,763,181)
  Net (payments to) proceeds from  line of credit                   220,000       2,300,000      (3,000,000)
  STOCK REPURCHASE                                                 (699,955)     (1,875,350)       (244,000)
  Cash dividends                                                   (129,653)       (150,881)       (320,120)
  Proceeds from exercise of employee stock options                   12,740            --           135,625
                                                                -----------     -----------     -----------
Net cash provided by (used for) financing activities              8,410,324        (214,887)     (5,191,676)
                                                                -----------     -----------     -----------

Net increase (decrease) in cash                                     394,354         (47,884)        309,368
Cash at beginning of year                                           268,703         663,057         615,173
                                                                -----------     -----------     -----------
Cash at end of year                                             $   663,057     $   615,173     $   924,541
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

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosures of cash flow
 information:

                                                      FOR THE YEARS ENDED
                                            --------------------------------------
                                             JUNE 30,       JUNE 30,     JUNE 30,
                                               1996          1997          1998
                                            ----------    ----------    ----------
Cash paid during the year for:
   Interest                                 $  895,931    $1,355,338    $1,231,169
                                            ==========    ==========    ==========
   Income taxes                             $1,016,346    $1,097,170    $1,440,063
                                            ==========    ==========    ==========









                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL INC. AND ITS SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE THREE YEARS ENDED JUNE 30, 1998


                                                     Voting
                                                   Common Stock              Series A       Additional
                                            ----------------------------     Preferred       Paid-in           Retained
                                              Shares          Amount           Stock          Capital           Earnings
                                            ------------    ------------    ------------    ------------     ------------

Balance as of June 30, 1995                    4,092,483    $     40,925    $     32,000    $  7,024,265     $  7,528,338

Exercise of employee
     stock options                                18,200             182            --            71,306             --
Stock repurchase                                    --              --              --              --               --
Cash dividends                                      --              --              --              --           (129,653)
Net income for the year ended
     June 30, 1996                                  --              --              --              --          1,825,567
                                            ------------    ------------    ------------    ------------     ------------

Balance as of June 30, 1996                    4,110,683          41,107          32,000       7,095,571        9,224,252

Stock repurchase                                    --              --              --              --               --
Cash dividends                                      --              --              --              --           (150,881)
Net income for the year ended
     June 30, 1997                                  --              --              --              --          2,113,136
                                            ------------    ------------    ------------    ------------     ------------

Balance as of June 30, 1997                    4,110,683          41,107          32,000       7,095,571       11,186,507

Stock repurchase                                    --              --              --              --               --
Exercise of employee stock options                31,000             310            --           135,315             --
Cash dividends                                      --              --              --              --           (320,120)
Stock split                                    2,055,342          20,553            --           (20,553)            --
Net income for year ended
      June 30, 1998                                 --              --              --              --          3,046,444
                                            ------------    ------------    ------------    ------------     ------------
Balance as of June 30, 1998                    6,197,025    $     61,970    $     32,000    $  7,210,333     $ 13,912,831
                                            ============    ============    ============    ============     ============





                                                      Treasury Stock
                                               ----------------------------       Total
                                                 Shares          Amount        ------------
                                               ------------    ------------

Balance as of June 30, 1995                       833,414    ($ 5,060,144)    $  9,565,384

Exercise of employee
     stock options                                   --              --             71,488
Stock repurchase                                  106,500        (699,955)        (699,955)
Cash dividends                                       --              --           (129,653)
Net income for the year ended
     June 30, 1996                                   --              --          1,825,567
                                             ------------    ------------     ------------

Balance as of June 30, 1996                       939,914      (5,760,099)      10,632,831

Stock repurchase                                  270,769      (1,875,350)      (1,875,350)
Cash dividends                                       --              --           (150,881)
Net income for the year ended
     June 30, 1997                                   --              --          2,113,136
                                             ------------    ------------     ------------

Balance as of June 30, 1997                     1,210,683      (7,635,449)      10,719,736

Stock repurchase                                   32,000        (244,000)        (244,000)
Exercise of employee stock options                   --              --            135,625
Cash dividends                                       --              --           (320,120)
Stock split                                       605,342            --               --
Net income for year ended
      June 30, 1998                                  --              --          3,046,444
                                             ------------    ------------     ------------
Balance as of June 30, 1998                     1,848,025    ($ 7,879,449)    $ 13,337,685
                                             ============    ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Craftmade International, Inc. ("Craftmade") was incorporated in the state of Texas in July 1985 and reincorporated in the state of Delaware in December 1991.

Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, bathstrip lighting and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling and new home construction markets, as well as the restaurant and commercial building market. Primarily all of the fans and accessories are provided to Craftmade through one supplier. In addition to the principal business of ceiling fans, Durocraft International, Inc. ("Durocraft"), a wholly-owned subsidiary of Craftmade, has two divisions. The Durocraft Design Manufacturing division assembles build-to-order floor and table lamps primarily for sale to a mid-price retailer with locations in the United States and Canada. The other division, Global Electronics, Inc., imports and distributes a variety of cables and components for telephone and communications industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements of the Company include the accounts of Craftmade International, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of the fan division's customers are lighting showrooms; however, credit risk is limited due to this division's large number of customers and their dispersion across many different geographic locations. As of June 30, 1998, the fan division had no significant concentration of credit risk. The lamp division's customer base consists primarily of one mid-price retailer with locations in the United States and Canada.

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

GOODWILL - Goodwill related to the Company's acquisition of DMI Products, Inc. in 1990 was being amortized using the straight-line method over 10 years. Accordingly, goodwill amortization has been recorded in the accompanying consolidated statements of income of $55,643 for each of the years ended June 30, 1996 and 1997. During the year ended June 30, 1998, the Company determined that events had made recovery of the goodwill unlikely, pursuant to its impairment policy of long-lived assets described below, and the remaining balance of $171,571 was expensed.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows undiscounted and before interest from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value.

ADVERTISING COST - The Company's advertising expenditures are expensed in the period the advertising first occurs. Advertising expense for the fiscal years ended June 30, 1996, 1997, and 1998 was $338,744, $471,258, and $577,842,
respectively.

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

STOCK-BASED COMPENSATION - Effective July 1, 1996, the Company adopted the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation". The Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

EARNINGS PER COMMON SHARE AND STOCK SPLIT - Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during each period after giving effect to the three-for-two stock split effected in the form of a 50% stock dividend declared by the Board of Directors on September 26, 1997 and all potentially dilutive common shares resulting from stock options. All earnings per share have been given retroactive effect, reflecting the stock split in the consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share." This statement requires interim and annual presentation of "basic" and "diluted" earnings per share (EPS) by all entities that have issued common stock or potential common stock if those securities trade in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted this statement in the second quarter ended December 31, 1997, at which time all prior period EPS data presented was restated to conform with the provisions of this statement.

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


NOTE 3 - REVOLVING LINE OF CREDIT

At June 30, 1998, the Company has a $12 million line of credit with a financial institution at an interest rate of LIBOR plus 1.25% (6.9375% at June 30, 1998). The line of credit is due on demand; however, if no demand is made, it is scheduled to mature November 30, 1999. The line of credit contains certain financial covenants, which include consolidated debt to consolidated tangible net worth, funded debt of EBDIT ratio and capital expenditures and restricts the Company's payment of quarterly dividends to 40% of the Company's net profit before taxes, of which the Company is in compliance at June 30, 1998. This line of credit is secured by inventory, accounts receivable and equipment.

In connection with the transaction described in Note 13-Subsequent Events, the Company negotiated an increase in the availability of its line of credit to $14 million.

NOTE 4 - NOTE PAYABLE, FACILITY

On December 21, 1995 the Company obtained a $9,200,000 recourse term loan to finance the purchase of its new facility. The loan bears interest at 8.125% and is payable in equal monthly installments of principal and interest of $100,280 until it matures on January 1, 2008. The loan is secured by the building and land.

Scheduled maturities of the facility note payable are as follows:

                1999                  $  679,369
                2000                     736,670
                2001                     798,805
                2002                     866,179
                2003                     939,238
            Thereafter                 2,735,689
                                      ----------
                                      $6,755,950
                                      ==========

NOTE 5 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 1996, 1997 and 1998 consist of the following:

                                                          1996           1997            1998
                                                      -----------    -----------     -----------
Current Expense:
         Federal                                      $   836,983    $ 1,268,440     $ 1,572,541
         State                                             33,760         40,757          67,285
         Charge in Lieu of Income Taxes Payable            39,638           --              --
                                                      -----------    -----------     -----------
Total Current Expense                                     910,381      1,309,197      1 ,639,826
                                                      -----------    -----------     -----------

Total Deferred (Benefit) Expense                          114,085       (112,376)         93,395
                                                      -----------    -----------     -----------
Total Provision                                       $ 1,024,466    $ 1,196,821     $ 1,733,221
                                                      ===========    ===========     ===========

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 1996, 1997 and 1998 are as follows:


                                                           1996            1997           1998
                                                      -----------     -----------    -----------
Inventory                                             $   322,203     $   401,151    $   312,597
Freight reserves                                           55,760          93,500         68,000
Other                                                      25,345          57,261        102,886
                                                      -----------     -----------    -----------
Total deferred tax assets                                 403,308         551,912        483,483
                                                      -----------     -----------    -----------
Total deferred tax liabilities - depreciation             (44,977)        (81,205)      (106,171)
                                                      -----------     -----------    -----------
Deferred tax assets valuation allowance                      --              --             --
                                                      -----------     -----------    -----------
                                                      $   358,331     $   470,707    $   377,312
                                                      ===========     ===========    ===========

The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 1996, 1997 and 1998 are as follows:

                                                          1996           1997           1998
                                                      -----------    -----------    -----------
Tax at the statutory corporate rate                   $   969,011    $ 1,125,385    $ 1,625,086
State income taxes, net of federal benefit                 22,282         26,900         44,408
Other                                                      33,173         44,536         63,727
                                                      -----------    -----------    -----------
   Provision for income taxes                         $ 1,024,466    $ 1,196,821    $ 1,733,221
                                                      ===========    ===========    ===========

      Effective tax rate                                       36%            36%            36%
                                                      ===========    ===========    ===========

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

On December 31, 1992, the Company granted to two additional key employees options to purchase an aggregate of 45,000 shares of common stock of the Company at $4.375 per share, the average market value of common stock at date of grant. The option price and aggregate shares have been adjusted to reflect the Company's three-for-two stock split effective October 31, 1997. Under the terms of the grant, the right to exercise such options fully vested in fiscal 1994, provided such individuals remained in the employ of the Company.

The options are exercisable for a five-year period subsequent to vesting, except that following departure from the Company, exercisable options that have accrued must be exercised within three months of termination of employment. The exercise period is accelerated in the event of death, disability or early retirement.

A summary of outstanding options are as follows:

                                                   NUMBER OF SHARES
                                       ----------------------------------------
                                          1989           1992
                                          PLAN           PLAN           TOTAL
                                       ----------     ----------     ----------
Outstanding at June 30, 1995               18,200         30,000         48,200
Exercised                                 (18,200)          --          (18,200)
                                       ----------     ----------     ----------
Outstanding at June 30, 1996                 --           30,000         30,000
Exercised                                    --             --             --
                                       ----------     ----------     ----------
Outstanding at June 30, 1997                 --           30,000         30,000
Effect of stock split                        --           15,000         15,000
Exercised                                    --          (31,000)       (31,000)
                                       ----------     ----------     ----------
Outstanding at June 30, 1998                 --           14,000         14,000
                                       ==========     ==========     ==========
Exercisable at June 30, 1998                 --           14,000         14,000
                                       ==========     ==========     ==========

Price range at June 30, 1998                          $    4.375
                                                      ==========

STOCK REPURCHASE

On January 27, 1995, and as subsequently amended, the Company's Board of Directors authorized the Company's management to repurchase up to 1,200,000 shares of the Company's outstanding common stock. During the years ended June 30, 1996, 1997 and 1998, the Company acquired 106,500, 270,769 and 32,000 shares, respectively, of its common stock related to this repurchase program at an aggregate cost of $699,955, $1,875,350, and $244,000, respectively. These repurchased shares are reflected as treasury stock on the accompanying consolidated balance sheets. On September 26, 1997, the Company's Board of Directors elected to discontinue the stock repurchase plan.

NOTE 7 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:


                                         FOR THE YEAR ENDED   FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                            JUNE 30,1996        JUNE 30, 1997       JUNE 30, 1998
                                            ------------        -------------       -------------
Basic and Diluted EPS:

Numerator: Net Income                        $1,825,567          $2,113,136          $3,046,444
                                             ----------          ----------          ----------

Basic Denominator:
Common Shares Outstanding                     4,880,876           4,556,164           4,362,718
                                             ----------          ----------          ----------

Basic EPS:                                   $      .37          $      .46          $      .70
                                             ==========          ==========          ==========

Diluted Denominator:
Common Shares Outstanding                     4,880,876           4,556,164           4,362,718
Options                                           2,700               2,318               8,879
                                             ----------          ----------          ----------
  Total Shares                                4,883,576           4,558,482           4,371,597
                                             ----------          ----------          ----------
Diluted EPS:                                 $      .37          $      .46          $      .70
                                             ==========          ==========          ==========




The treasury stock method is used to determine the dilutive potential of common shares outstanding related to stock options. Options which, based on their exercise price, would be anti-dilutive are not considered in the treasury stock method calculation. There have been no options excluded from the EPS calculations above due to their anti-dilutive nature.

NOTE 8 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts and commissions payable, accrued liabilities and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 1998 because of their short-term nature and/or variable interest rates. In the case of the facility note payable at June 30, 1998, fair value is estimated as $8,245,000 and carrying value is $6,755,950.

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments.

The Company incurred rental expense under its operating lease agreements of $372,576, $38,998 and $40,187 for fiscal 1996, 1997,and 1998, respectively.

The Company leased 80,000 square feet of its facility to an affiliated company, TSI California, for $20,000 a month. Effective July 1, 1998, TSI California became a wholly-owned subsidiary of the Company. See Note 13-Subsequent Events. As a result, going forward the Company will not be earning this lease income.

NOTE 10- CONTINGENCIES

In fiscal year 1997, the lamp division experienced a decrease in lamp sales to the lamp division's primary customer from which it has not recovered. Although orders to that customer appear to have stabilized over the last twelve months, this division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers. The Company's management originally anticipated that this inventory reduction could be accomplished by June 30, 1998; however, due to a limited resource of labor available, the Company's management has reevaluated the time frame and estimates completion between December 1998 and March 1999. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. Management currently believes that the net lamp inventory existing at June 30, 1998 of $1,676,371 can be liquidated at a small profit.

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

NOTE 11 - 401(K) DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) defined contribution plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees are allowed to tax defer the lesser of 10% of their annual compensation or $9,500. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the years ended June 30, 1996, 1997 and 1998 aggregated approximately $47,000, $41,000 and $46,000, respectively.

NOTE 12 - MAJOR SUPPLIER, MAJOR CUSTOMER AND RELATED PARTY

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

Fans and accessories manufactured and sold to the Company by the Supplier account for approximately 85%, 95% and 96% of the Company's purchases in fiscal 1996, 1997 and 1998, respectively. As of June 30, 1997 and 1998, the Supplier owned 151,794 shares of the Company's common stock, adjusted for the Company's three-for-two stock split, representing 3.5% of outstanding common stock. The Company, at its option, may repurchase the shares for an aggregate purchase price of $137,774.

Sales during fiscal 1998 to one of Durocraft's customers aggregated $1,323,886. Sales to this customer represented approximately 85% of that division's fiscal 1998 net sales.


NOTE 13- SUBSEQUENT EVENTS

Effective July 1, 1998, the Company entered into an agreement and plan of merger with Trade Source International, Inc., a California corporation ( TSI California) engaged in the wholesale distribution of outdoor lighting fixtures to mass merchandisers. As a result, the Company acquired TSI California from its existing shareholders and merged it into the Company's wholly-owned subsidiary, Trade Source International, Inc., a Delaware corporation (TSI Delaware). The total purchase price was approximately $11 million paid in a combination of approximately $3.6 million cash and approximately 656,000 shares of Craftmade's common stock that had previously been repurchased by the Company related to the Company's stock repurchase program. This transaction will be accounted for under the purchase method of accounting and the results of operations of TSI Delaware will be consolidated subsequent to July 1, 1998. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $5.6 million, will be recorded as goodwill and amortized over 15 years.

The unaudited pro forma combined condensed balance sheet of the Company and TSI
- Delaware as of June 30, 1998 after giving effect to certain pro forma adjustments is as follows:

ASSETS

Current Assets                                         $29,155,431
Property and Equipment, Net                              9,602,393
Goodwill                                                 5,593,998
Other                                                      239,326
                                                       -----------
                                                       $44,591,148
                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                    $17,691,762
Other Non-Current Liabilities                            6,182,752
Shareholders' Equity                                    20,716,634
                                                       -----------
                                                       $44,591,148
                                                       ===========

The unaudited pro forma combined results of operations of the Company and TSI - Delaware for the year ended June 30, 1998 after giving effect to certain pro forma adjustments are as follows:

Net Sales                                         $67,755,665
                                                  ===========
Net Income                                        $ 3,753,472
                                                  ===========
Earnings per share
    Basic and Diluted                             $       .75
                                                  ===========

Weighted average shares outstanding
     Basic                                          5,018,625
                                                  ===========
     Diluted                                        5,027,504
                                                  ===========

In connection with the TSI California acquisition, on July 1, 1998 the Company negotiated an increase in the availability under its line of credit to $14 million.

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------

         10.1   - Earnest Money contract and Design/Build Agreement dated May 8,
                  1995, between MEPC Quorum Properties II, Inc. and Craftmade
                  International, Inc. (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.2 - Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life
                  Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.3   - Deed of Trust, Mortgage and Security Agreement made by
                  Craftmade International, Inc., dated December 21, 1995, to
                  Patrick M. Arnold, as trustee for the benefit of Allianz Life
                  Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.4   - Second Amended and Restated Credit Agreement dated November
                  14, 1995, among Craftmade International, Inc., Nations Bank of
                  Texas, N.A., as Agent and the Lenders defined therein
                  (including exhibits), previously filed as an exhibit in Form
                  10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.5   - Lease Agreement dated November 30, 1995, between Craftmade
                  International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.6 - Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended
                  June 30, 1996, and herein incorporated by reference.

         10.7 - Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source
                  International, Inc., a Delaware corporation. Neall and Leslie
                  Humphrey, John DeBlois, the Wiley Family Trust, James
                  Bezzerides, the Bezzco Inc. Employee Retirement Trust and
                  Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company's Current Report on Form
                  8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.8   - Voting Agreement, dated July 1, 1998, by and among James R.
                  Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15,
                  1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.9 - Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association
                  (formerly named Texas Commerce Bank, National Association) and
                  Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company's Current Report on Form
                  8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.10 - Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K filed July 15, 1998 (File No.
                  33-33594-FW) and herein incorporated by reference.

         10.11  - Employment Agreement, dated July 1, 1998, by and among
                  Craftmade International, Inc., Trade Source International,
                  Inc., a Delaware corporation, and Neall Humphrey, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed
                  July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.12  - Employment Agreement, dated July 1, 1998, by and among
                  Craftmade International, Inc., Trade Source International,
                  Inc., a Delaware corporation, and Leslie Humphrey, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed
                  July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.13  - Employment Agreement, dated July 1, 1998, by and among
                  Craftmade International, Inc., Trade Source International,
                  Inc., a Delaware corporation, and John DeBlois, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed
                  July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.14 - Registration Rights Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Neall and Leslie Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K filed July 15, 1998 (File No.
                  33-33594-FW) and herein incorporated by reference.

         21     - Subsidiaries of the Registrant.

         27.1   - Financial Data Schedule.

         27.2   - Restated Financial Data Schedules.