Form 10-Q
period 1998-09-30
CRAFTMADE INTERNATIONAL INC
filed 1998-11-13
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

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


Registrants' telephone number, including area code (972) 393-3800
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .
                                      ---    ---

5,036,909 shares of Common Stock were outstanding as of October 23, 1998.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months ended September 30, 1998 and 1997.

                  Condensed Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998.

                  Condensed Consolidated Statement of Changes in Shareholders' Equity for the three months ended September 30, 1998.

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997.

                  Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3.  Quantitative and qualitative disclosures about market risk

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                          FOR THE THREE MONTHS ENDED
                                       --------------------------------
                                       September 30,       September 30,
                                           1997                1998
                                       ------------        ------------
Net Sales                              $ 11,532,102        $ 23,552,381
Cost of goods sold                        6,939,553          15,792,681
                                       ------------        ------------

Gross profit                              4,592,549           7,759,700
                                       ------------        ------------
Selling, general and
  administrative expenses                 2,302,054           3,278,103
Interest expense, net                       357,386             407,662
Depreciation and amortization                95,211             202,062
                                       ------------        ------------

     Total Expenses                       2,754,651           3,887,827
                                       ------------        ------------

Income before income taxes
  and minority interest                   1,837,898           3,871,873

Provision for income taxes                  659,472           1,410,466
                                       ------------        ------------

Income before minority interest           1,178,426           2,461,407

Minority interest,
  net of taxes                                   --            (265,615)
                                       ------------        ------------

Net income                             $  1,178,426        $  2,195,792
                                       ============        ============

Basic and diluted
  earnings per common share            $        .18        $        .29
                                       ============        ============


Cash dividends declared
  per common share                     $        .02        $        .02
                                       ============        ============




                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                        September 30,
                                        June 30,             1998
                                          1998           (Unaudited)
                                      -----------        -----------
Current assets:
  Cash                                $   924,541        $ 3,204,635
  Accounts receivable - trade,
    net of allowance                    7,562,404         14,599,102
  Inventory                             9,508,290         11,799,090
  Prepaid expenses and other
    current assets                        978,163          1,691,060
                                      -----------        -----------

   Total current assets                18,973,398         31,293,887
                                      -----------        -----------


Property and equipment, net             9,306,318          9,570,429
                                      -----------        -----------

Other assets:
  Goodwill, net                                --          5,781,184
  Other assets                             78,044             72,270
                                      -----------        -----------

Total other assets                         78,044          5,853,454
                                      -----------        -----------

                                      $28,357,760        $46,717,770
                                      ===========        ===========







                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         September 30,
                                                      June 30,               1998
                                                       1998               (Unaudited)
                                                    ------------         ------------
Current liabilities:
  Note payable, facility-
    current portion                                 $    679,369         $    692,549
  Revolving line of credit                             7,000,000           11,500,000
  Accounts payable - trade and
    commissions                                          497,806            2,423,232
  Income taxes payable                                   366,997            2,371,234
  Other accrued liabilities                              293,151              904,467
                                                    ------------         ------------

Total current liabilities                              8,837,323           17,891,482
                                                    ------------         ------------

  Note payable, facility -
    long term portion                                  6,076,581            5,907,130
  Other liabilities                                      106,171              106,171
                                                    ------------         ------------

  Total liabilities                                   15,020,075           23,904,783
                                                    ------------         ------------

Shareholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued                       32,000               32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   9,295,535 and 6,197,025 shares
   issued as of September 30,1998
   and June 30, 1998, respectively                        61,970               92,955
Additional paid-in capital                             7,210,333           12,392,030
Retained earnings                                     13,912,831           16,009,157
                                                    ------------         ------------
                                                      21,217,134           28,526,142
 Less:  treasury stock, 1,740,174
   and 1,816,025 common shares at cost as of
   September 30, 1998 and June 30, 1998,
   respectively and 32,000 preferred shares
        at cost                                       (7,879,449)          (5,713,155)
                                                    ------------         ------------

         Total shareholders' equity                   13,337,685           22,812,987
                                                    ------------         ------------

                                                    $ 28,357,760         $ 46,717,770
                                                    ============         ============






                      SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)




                                            Voting          Series A    Additional                Treasury
                                         Common Stock      Preferred     Paid-In       Retained     Stock
                                     Shares      Amount      Stock       Capital       Earnings    Amount         Total
                                     ------      ------      -----       -------       --------    ------         -----

Balance as of June 30, 1998         6,197,025     $61,970   $32,000    $7,210,333   $13,912,831  ($7,879,449)  $13,337,685

TSI Acquisition                            --          --        --     5,212,682            --    2,166,294     7,378,976

Cash Dividends                             --          --        --            --       (99,466)          --       (99,466)

Stock Split                         3,098,510      30,985        --       (30,985)           --           --            --

Net Income for the three months
ended September 30, 1998                   --          --        --            --     2,195,792           --     2,195,792
                                   ----------   ---------  --------   -----------   -----------  -----------   -----------

                                    9,295,535     $92,955   $32,000   $12,392,030   $16,009,157  ($5,713,155)  $22,812,987
                                   ==========   =========  ========   ===========   ===========  ===========   ===========







      SEE ACCOMPANING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            FOR THE THREE MONTHS ENDED
                                                         ---------------------------------
                                                         September 30,       September 30,
                                                             1997                1998
                                                         -------------       -------------
Net cash provided by operating
activities:                                               $ 1,720,692         $ 3,225,097
                                                          -----------         -----------

Cash flows from investing activities:
  TSI acquisition                                                  --          (2,040,569)
  Net additions to equipment                                       --             (36,296)
                                                          -----------         -----------
Net cash used for investing activities                             --          (2,076,865)
                                                          -----------         -----------

Cash flows from financing activities:
  Net (payments towards) proceeds from
    Revolving line of credit                               (1,000,000)          1,728,955
    Principal payments for
      note payable, facility                                 (629,811)           (156,271)
    Stock repurchase                                         (244,000)                 --
    Cash dividends                                            (58,000)            (99,466)
    Distributions to minority interest                             --            (341,356)
                                                          -----------         -----------
Net cash provided by (used for)
  financing activities                                     (1,931,811)          1,131,862
                                                          -----------         -----------
Net increase (decrease) in cash                              (211,119)          2,280,094
Cash at beginning of period                                   615,173             924,541
                                                          -----------         -----------
Cash at end of period                                     $   404,054         $ 3,204,635
                                                          ===========         ===========


Supplemental disclosures of cash flow information:

                                                            FOR THE THREE MONTHS ENDED
                                                         ---------------------------------
                                                         September 30,       September 30,
                                                             1997                1998
                                                         -------------       -------------
Cash paid during the period for:
  Interest                                                $   357,386         $   407,662
                                                          ===========         ===========
  Income taxes                                            $   165,063         $   300,000
                                                          ===========         ===========




                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)





Non-cash disclosure:

On July 1, 1998, the Company acquired Trade Source International, Inc. for approximately $11 million in a combination of approximately $3.6 million in cash and approximately 656,000 shares of Craftmade's common stock valued at $11.25 per share. In connection with the acquisition, cash was paid as follows:


          Fair value of assets acquired
            (including goodwill)               $19,479,017
          Liabilities assumed                   (8,478,991)
          Stock issued                          (7,378,976)
          Cash paid                              3,621,050
          Less:  cash acquired                   1,580,481
          Net cash paid for acquisition        $ 2,040,569















                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.


Note 2 - TRADE SOURCE INTERNATIONAL, INC. ACQUISITION


On July 1, 1998, the Company consummated the plan of merger with Trade Source International, Inc., a California corporation (TSI California) engaged in the wholesale distribution of outdoor lighting fixtures to mass merchandisers. As a result, the Company acquired TSI California from its existing shareholders and merged it into the Company's wholly-owned subsidiary, Trade Source International, Inc., a Delaware corporation (TSI Delaware). The total purchase price was approximately $11 million paid in a combination of approximately $3.6 million cash and approximately 656,000 shares of Craftmade's common stock, valued at approximately $7.4 million, that had previously been repurchased by the Company related to the Company's stock repurchase program. This transaction has been accounted for under the purchase method of accounting, and the results of operations of TSI Delaware have been consolidated since July 1, 1998. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $5.8 million, has been recorded as goodwill and is being amortized over 15 years.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                  (Unaudited)




Note 2 - TRADE SOURCE INTERNATIONAL, INC. ACQUISITION (CONT'D)



Pro forma results from continuing operations, as if the acquisition had occurred at the beginning of fiscal 1998, is as follows:

                                                 Three Months Ended
                                                   September 30,
                                                       1997
                                                    -----------
        Revenues                                    $18,050,991
                                                    ===========

        Net income                                  $ 1,591,846
                                                    ===========
        Basic and diluted
          earnings per common share                 $       .21
                                                    ===========



Note 3 - MINORITY INTEREST


At TSI's acquisition date, TSI held a 50% ownership of Prime Home Impressions
(PHI), a corporation established for the purpose of selling ceiling fan accessories. The Company is able to exert control over the operations of PHI by virtue of having a majority of the Board of Directors. As a result, the assets, liabilities and earnings of PHI have been included in the Company's consolidated financial statements. The non-company owned shareholder interest has been accounted for as minority interest. The minority interest in the accompanying Consolidated Balance Sheet at September 30, 1998 approximates $75,000. Shareholder distributions are limited to proportionate interest in the earnings of PHI.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                  (Unaudited)




Note 4 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:

                                 FOR THE THREE MONTHS ENDED
                                September 30,   September 30,
                                    1997            1998
                                 ----------      ----------
Basic and diluted EPS:
Numerator: Net income            $1,178,426      $2,195,792
                                 ==========      ==========

Denominator:  Common
  shares outstanding              6,525,783       7,544,669
                                 ==========      ==========

Basic EPS                        $      .18      $      .29
                                 ==========      ==========

Denominator:  Common
  shares outstanding              6,525,783       7,544,669
Options                              15,451          l5,196
                                 ----------      ----------
Total shares                      6,541,234       7,559,865
                                 ==========      ==========

Diluted EPS                      $      .18      $      .29
                                 ==========      ==========


Note 5 - STOCK SPLIT

On September 30, 1998, the Board of Directors declared a three-for-two split of the Company's Common Stock effected in the form of a 50% stock dividend. New shares will be issued November 16, 1998 to holders of record as of the close of business on October 30, 1998. Common Stock issued, additional paid-in capital and treasury stock as of September 30, 1998 and earnings per share and weighted average share data for the three months ended September 30, 1998 and 1997 have been restated to reflect the stock split.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (Unaudited)




Note 6 - CONTINGENCIES

The lamp division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers. The Company's management believes that this process will be completed between December 1998 and March 1999. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished at a slight profit.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed under "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive condition, changes in relationships with customers including, but not limited to, the lamp division's relationship with its major customer, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, unfavorable economic and political developments in the Republic of Taiwan, the location of the Company's principal vendor, declining conditions in the home construction industry,resolution of the Year 2000 issue, and other uncertainties, all of which are difficult to predict and many of which are beyond the control the Company.

On July 1, 1998, the Company acquired Trade Source International, Inc. (TSI). As a result, the operations and financial position of TSI have been included in the operations and financial position of the Company for the quarter ended September 30, 1998.

Results of Operations

Net sales increased $12,020,279, to $23,552,381 for the three month period ended September 30, 1998 from $11,532,102 for the same period last year. Net sales of TSI represented $11,333,706 of this increase. The remaining increase of $686,573 was primarily the result of a 4.6% increase in sales from the fan division. This increase was attributed to this division's marketing strategy of competitive pricing and innovative product design, coupled with the continuing success of the bathstrip lighting product line. The Company's management anticipates that this division's marketing strategy, along with selective expansion of its distribution base and new product introductions, will yield growth consistent with prior years, provided that new home construction does not experience a downturn similar to 1995. In addition, the Company's management anticipates that bathstrip lighting will continue to provide an immediate impact to the fan division's sales growth as this product line gains market share. Lamp sales increased approximately $237,000 as this division continues its aggressive strategy of inventory reduction through select seconds retailers.

The Company's management anticipates that the inventory reduction will be completed within this fiscal year at a small profit. Management will continue to closely monitor this division and its financial results to determine the feasibility of continuing this division as a single-customer manufacturer with limited overhead or dissolving this division.

Gross profit for the three month period ended September 30 increased to $7,759,700, or 33.0% of net sales, in 1998 from $4,592,549, or 39.8% of net sales, in 1997. Gross profit from TSI represented $2,470,307 of this increase. The remaining increase of $696,844 was primarily the result of increasing margins in the fan division, to 44.5% for the three months ended September 30, 1998 from 41.0% for the same three month period last year. This increase was primarily attributable to the benefit of price concessions received from the fan division's overseas suppliers, partially offset by price decreases the fan division passed on to its customer base effective March 1998. The Company's management anticipates that gross margins will stabilize at current levels, for the near term, provided that the Company continues to benefit from favorable product costs and increasing customer demand and that the aggressive inventory reduction of the lamp division does not adversely affect overall Company margins.

Total selling, general and administrative expenses increased to $3,278,103, or 13.9% of net sales, for the three months ended September 30, 1998, compared to $2,302,054, or 20.0% of net sales, for the same three month period last year. Total selling, general and administrative expenses from TSI represented $630,034 of the total $976,049 increase. The remaining increase was primarily the result of increases in certain costs directly correlated to sales and the expensing of certain costs associated with the acquisition of TSI. Due to the nature of TSI's business, commissions and freight expense incurred by TSI are insignificant, thereby reducing selling, general and administrative expenses as a percentage of net sales for the Company as a whole. The Company's management anticipates that, for the near term, selling general and administrative expenses as a percentage of net sales will be fairly consistent with the current level.

Net interest expense increased $50,276 to $407,662 for the three months ended September 30, 1998 from $357,386 for the same three month period last year. Net interest expense from TSI for the three months ended September 30, 1998 was $61,214. The Company utilized funds from its line of credit to provide the approximately $3.6 million in cash required for the TSI acquisition. During the quarter the Company paid down $1 million on its line of credit by utilizing the Company's excess cash flow. The Company's management intends to continue this strategy of debt reduction as excess cash flow is available.

The $265,615 minority interest represents the 50% ownership of Prime Home Impressions by a non-company owned shareholder.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $2,280,094, from $924,541 at June 30, 1998 to $3,204,635 at September 30, 1998. The Company's operating activities provided cash of $3,225,097, primarily attributable to the Company's improved operations.

The $2,076,865 of cash used for investing activities related to the $2,040,569 of net cash paid for the TSI acquisition and the purchase of general warehouse and office equipment for $36,296.

The $1,131,862 of cash used for financing activities was primarily the result of the paydown of approximately $1,000,000 on the Company's line of credit, distributions of $341,356 made to the minority interest of Prime Home Impressions, a 50% owned subsidiary of TSI, and principal payments of $156,271 made towards the facility note.

On July 1, 1998, the Company acquired TSI for approximately $11 million in a combination of approximately $3.6 million cash and approximately 656,000 shares of Craftmade's common stock. This transaction has been accounted for under the purchase method of accounting, and the results of operations of TSI have been consolidated for the quarter ended September 30, 1998.

At September 30, 1998, subject to continued compliance with certain covenants and restrictions, the Company had $14,000,000 available on its line of credit of which $9,500,000 had been utilized. In addition, TSI had $2,000,000 available on its line of credit, of which $2,000,000 had been utilized. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, make annual payments under the facility note payable approximating $1,400,000, fund the costs associated with Year 2000 compliance, as well as fund its projected growth over the next twelve months. In addition, the Company is utilizing excess cash flow to reduce outstanding indebtedness. It is management's intention to continue this strategy of debt reduction as excess cash flow is made available.

At September 30, 1998, $6,599,679 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. The Year 2000 Issue potentially not only impacts information technology systems, such as traditional computer systems, but also non-information technology systems containing microcontrollers or other embedded technology, such as elevators and other equipment and machinery. The Year 2000 Issue could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, the Year 2000 Issue could have a material adverse impact on the Company's business and its customers in ways that cannot be fully determined at this time.

State of Readiness and Costs. The Company's analysis of the Year 2000 Issue encompasses four phases: assessment, renovation, testing and implementation. The assessment phase involves an investigation of the Company's systems for potential Year 2000 Issues. The renovation phase involves the modification of the Company's current systems, and the testing phase involves the validation of these modifications. The implementation phase involves the ultimate use of the converted systems by the Company.

The Company is currently assessing all systems that could potentially be affected by the Year 2000 Issue, including facility systems, telephone hardware and software, out-sourced services, suppliers and customers. In anticipation of the renovation of the Company's systems, the Company has purchased the upgrade for its current computer software, the cost of which was approximately $12,000. The Company plans to install and test this upgrade within the next six months. Within the next twelve months, the Company plans to upgrade and test systems, as needed,that will already be Year 2000 compliant. At this time, the Company's management cannot estimate the cost of any systems upgrades that might be required. However, the Company anticipates that these costs are not expected to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

In addition to the current assessment of its systems, the Company is working with its key suppliers, vendors, customers and other third parties with which it has a material relationship to assist such parties in achieving compliance with respect to the Year 2000 Issue in those systems affecting the Company's operations. Although the Company believes that such persons are working diligently to properly address the Year 2000 Issue, the Company cannot guarantee that these third parties will convert their systems in a timely manner, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

Risks and Contingency Plans. The Company is not currently able to estimate the effect on its results of operations, liquidity and financial condition in the event that its plan to address the Year 2000 Issue and its discussions with key third parties are not successful.

Because the Company is not able to estimate the full impact of any potential failure of its systems as a result of the Year 2000 Issue, the Company has not to date developed a contingency plan with respect to such potential failures. However, the Company intends to create such a contingency plan within the next twelve months.

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

Item 6.           Exhibits and Reports of Form 8-K

                  a).      Exhibits

                           27       Financial Data Schedule

                  b).      Reports on Form 8-K

                  1). On July 15, 1998, the Company filed a current report on Form 8-K reporting under Item 2 the acquisition by the Company of Trade Source International,Inc. (TSI), a California corporation, and the merger of TSI into the Company's wholly-owned subsidiary, Trade Source International, Inc., a Delaware corporation, on July 1, 1998.

                  2). On September 14, 1998, the Company filed an amendment to its Form 8-K filed on July 1, 1998, reporting under Item 7 the audited financial statements of TSI for the year ended December 31, 1997 and the unaudited pro forma condensed consolidated financial statements of the Company for the year ended June 30, 1998, assuming the TSI acquisition was completed July 1, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CRAFTMADE INTERNATIONAL, INC.
                                             -----------------------------
                                                     (Registrant)



Date     November 13, 1998                   /s/   JAMES R. RIDINGS
     ------------------------                -----------------------------
                                                   JAMES R. RIDINGS
                                                  President and Chief
                                                   Executive Officer

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                  DESCRIPTION
 -------                 -----------
   27               Financial Data Schedule
