Form 10-Q
period 1998-12-31
CRAFTMADE INTERNATIONAL INC
filed 1999-02-04
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER, 31 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

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

7,555,331 shares of Common Stock were outstanding as of January 25, 1999.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months and six months ended December 31, 1998 and 1997.

                  Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998.

                  Condensed Consolidated Statement of Changes in Shareholders' Equity for the six months ended December 31, 1998.

                  Condensed Consolidated Statements of Cash Flows for the six months ended December 31,1998 and 1997.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                              -----------------------------      ----------------------------
                              December 31,     December 31,      December 31,     December 31,
                                  1997             1998              1997            1998
                              ------------     ------------      ------------     ------------
Net Sales                     $  9,005,351     $ 17,609,457      $ 20,537,453     $ 41,161,838
Cost of goods sold               5,432,765       11,368,543        12,372,318       27,161,224
                              ------------     ------------      ------------     ------------

  Gross profit                   3,572,586        6,240,914         8,165,135       14,000,614
                              ------------     ------------      ------------     ------------

Selling, general
 and administrative
 expenses                        2,380,552        3,550,966         4,682,606        6,829,069
Interest expense,net               310,336          320,209           667,722          727,871
Depreciation and
 amortization                       93,914          193,670           189,125          395,732
                              ------------     ------------      ------------     ------------

    Total expenses               2,784,802        4,064,845         5,539,453        7,952,672
                              ------------     ------------      ------------     ------------

Income before
 income taxes                      787,784        2,176,069         2,625,682        6,047,942
and minority interest

Provision for
 income taxes                      283,603          559,344           943,075        1,969,810
                              ------------     ------------      ------------     ------------

Income before
minority interest                  504,181        1,616,725         1,682,607        4,078,132
 Minority interest                      --         (357,810)               --         (623,425)
                              ------------     ------------      ------------     ------------

Net income                    $    504,181     $  1,258,915      $  1,682,607     $  3,454,707
                              ============     ============      ============     ============


Basic and diluted
 earnings per share           $        .08     $        .17      $        .26     $        .46
                              ============     ============      ============     ============

Cash dividends
declared
per common share              $        .02     $        .02      $        .04     $        .04
                              ============     ============      ============     ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                         December 31,
                                           June 30,         1998
                                            1998         (Unaudited)
                                        ------------     ------------
Current assets:
  Cash                                  $    924,541     $  4,115,047
  Accounts receivable - trade,
    net of allowance                       7,562,404       11,327,696
  Note receivable - employee                      --          500,000
  Inventory                                9,508,290       12,025,423
  Prepaid expenses and other
    current assets                           978,163        1,785,190
                                        ------------     ------------

   Total current assets                   18,973,398       29,753,356
                                        ------------     ------------


Property and equipment, net                9,306,318        9,662,508
                                        ------------     ------------

Other assets:
  Goodwill, net                                   --        5,684,256
  Other assets                                78,044           66,501
                                        ------------     ------------

         Total other assets                   78,044        5,750,757
                                        ------------     ------------

                                        $ 28,357,760     $ 45,166,621
                                        ============     ============













                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    December 31,
                                                     June 30,          1998
                                                      1998          (Unaudited)
                                                  ------------     -------------
Current liabilities:
  Note payable, facility-
    current portion                               $    679,369      $    706,712
  Revolving line of credit                           7,000,000        10,500,000
  Accounts payable - trade and
    commissions                                        497,806         2,842,763
  Income taxes payable                                 366,997           987,001
  Other accrued liabilities                            293,151           377,354
                                                  ------------      ------------

         Total current liabilities                   8,837,323        15,413,830
                                                  ------------      ------------

  Note payable, facility -
    long term portion                                6,076,581         5,725,052
  Other liabilities                                    106,171           107,105
                                                  ------------      ------------

  Total liabilities                                 15,020,075        21,245,987
                                                  ------------      ------------

Shareholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued                     32,000            32,000
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   9,295,535 and 6,197,025 shares
   issued as of December 31,1998
   and June 30, 1998, respectively                      61,970            92,955
Additional paid-in capital                           7,210,333        12,392,030
Retained earnings                                   13,912,831        17,116,804
                                                  ------------      ------------
                                                    21,217,134        29,633,789
 Less:  treasury stock, 1,740,174 and
   1,816,025 common shares at cost as
   of December 31, 1998 and June 30, 1998,
   respectively and 32,000 preferred shares
        at cost                                     (7,879,449)       (5,713,155)
         Total shareholders' equity                 13,337,685        23,920,634
                                                  ------------      ------------

                                                  $ 28,357,760      $ 45,166,621
                                                  ============      ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)




                                       Voting
                                    Common Stock        Series A      Additional                       Treasury
                               ---------------------    Preferred      Paid-In         Retained         Stock
                                  Shares      Amount      Stock        Capital         Earnings         Amount          Total
                               ------------  -------   -----------   ------------    ------------    ------------    ------------

Balance as of June 30, 1998      6,197,025   $61,970   $    32,000   $  7,210,333    $ 13,912,831    ($ 7,879,449)   $ 13,337,685

TSI Acquisition                       --        --            --        5,212,682            --         2,166,294       7,378,976

Cash Dividends                        --        --            --             --          (250,734)           --          (250,734)

Stock Split                      3,098,510    30,985          --          (30,985)           --              --              --

Net Income for the six months
ended December  31, 1998              --        --            --             --         3,454,707            --         3,454,707
                               -----------   -------   -----------   ------------    ------------    ------------    ------------

                                 9,295,535   $92,955   $    32,000   $ 12,392,030    $ 17,116,804    ($ 5,713,155)   $ 23,920,634
                               ===========   =======   ===========   ============    ============    ============    ============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     FOR THE SIX MONTHS ENDED
                                                  ------------------------------
                                                  December 31,      December 31,
                                                      1997              1998
                                                  ------------      ------------
Net cash provided by
  operating activities                            $  3,961,072      $  5,713,390
                                                  ------------      ------------


Cash flows from investing activities:
  TSI acquisition                                           --        (2,040,569)
  Net additions to equipment                           (33,414)         (225,118)
                                                  ------------      ------------

  Net cash used for investing activities               (33,414)       (2,265,687)
                                                  ------------      ------------

Cash flows from financing activities:
  Principal payments for
  Note payable                                        (771,354)         (332,697)
  Stock repurchase                                    (244,000)               --
  Net proceeds from (principal payments for)
  revolving line of credit                          (3,000,000)          777,555
  Cash dividends                                      (145,000)         (250,734)
  Distributions to minority interest
    shareholders in subsidiary                              --          (451,321)
                                                  ------------      ------------
Net cash used for financing activities
                                                    (4,160,354)         (257,197)
                                                  ------------      ------------

 Net (decrease) increase in cash                      (232,696)        3,190,506

Cash at beginning of year                              615,173           924,541
                                                  ------------      ------------

 Cash at end of period                            $    382,477      $  4,115,047
                                                  ============      ============


Supplemental disclosures of cash flow information:


                                                     FOR THE SIX MONTHS ENDED
                                                  -----------------------------
                                                     December 31, December 31,
                                                      1997             1998
                                                  ------------     ------------
Cash paid during the period for:
  Interest                                        $    667,722     $    727,871
                                                  ============     ============

  Income taxes                                    $  1,136,263     $  2,050,000
                                                  ============     ============



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)





Non-cash disclosure:

On July 1, 1998, the Company acquired Trade Source International, Inc. for approximately $11 million in a combination of approximately $3.6 million in cash and approximately 656,000 shares of Craftmade's common stock valued at $11.25 per share. In connection with the acquisition, cash was paid as follows:

         Fair value of assets acquired
           (including goodwill)              $19,479,017
         Liabilities assumed                  (8,478,991)
         Stock issued                         (7,378,976)
                                             -----------
         Cash paid                             3,621,050
         Less:  cash acquired                  1,580,481
                                             -----------
         Net cash paid for acquisition       $ 2,040,569
                                             ===========












                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                December 31, 1998
                                   (Unaudited)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                December 31, 1998
                                   (Unaudited)




Note 2 - TRADE SOURCE INTERNATIONAL, INC. ACQUISITION (CONT'D)



Pro forma results from continuing operations, as if the acquisition had occurred at the beginning of fiscal 1998, is as follows:


                                   Three Months Ended     Six Months Ended
                                      December 31,          December 31,
                                          1997                  1997
                                      ------------          ------------

     Revenues                         $ 13,369,990          $ 31,420,981
                                      ============          ============

     Net income                       $    276,076          $  1,867,922
                                      ============          ============
     Basic and diluted
       earnings per common share      $        .04          $        .25
                                      ============          ============



Note 3 - MINORITY INTEREST


At TSI's acquisition date, TSI held a 50% ownership of Prime Home Impressions
(PHI), a corporation established for the purpose of selling ceiling fan accessories. The Company is able to exert control over the operations of PHI by virtue of having a majority of the Board of Directors. As a result, the assets, liabilities and earnings of PHI have been included in the Company's consolidated financial statements. The non-company owned shareholder interest has been accounted for as minority interest. The minority interest in the accompanying Consolidated Balance Sheet at December 31, 1998 approximates $172,000. Shareholder distributions are limited to proportionate interest in the earnings of PHI.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                December 31, 1998
                                   (Unaudited)




Note 4 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:


                            FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                           -----------------------------     -----------------------------
                           December 31,     December 31,     December 31,     December 31,
                               1997             1998             1997             1998
                           ------------     ------------     ------------     ------------
Basic and  Diluted EPS
Numerator: Net Income

                           $    504,181     $  1,258,915     $  1,682,607     $  3,454,707
                           ------------     ------------     ------------     ------------
Denominator:
Common Shares
Outstanding
                              6,525,000        7,555,331        6,525,392        7,550,000
                           ------------     ------------     ------------     ------------

Basic EPS                  $        .08     $        .17     $        .26     $        .46
                           ============     ============     ============     ============

Denominator:
Common Shares
Outstanding                   6,525,000        7,555,331        6,525,392        7,550,000
Options                          28,599           15,831           26,876           15,514
                           ------------     ------------     ------------     ------------
Total Shares                  6,553,599        7,571,162        6,552,268        7,565,514
                           ============     ============     ============     ============

Diluted EPS                $        .08     $        .17     $        .26     $        .46
                           ============     ============     ============     ============


Note 5 - STOCK SPLIT

On September 30, 1998, the Board of Directors declared a three-for-two split of the Company's common stock effected in the form of a 50% stock dividend. New shares were issued November 16, 1998 to holders of record as of the close of business on October 30, 1998. Common stock, additional paid-in capital and treasury stock as of December 31, 1998 and earnings per share and weighted average share data for the three months and six months ended December 31, 1998 and 1997 have been adjusted to reflect the stock split.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                December 31, 1998
                                   (Unaudited)




Note 6 - RELATED PARTY TRANSACTION

On December 31, 1998, the Company loaned an officer of TSI $500,000. This note bears interest at prime (7.25% at December 31, 1998) and is payable in one installment on the earlier of (i) the date this individual sells an aggregate 55,000 shares of the Company's common stock pursuant to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 20, 1999 (File No. 333-70823), (ii) the last day of employment of the borrower, or (iii) 180 days from the date of the Registration Statement. This loan is secured by a perfected, first priority security interest in and to the 55,000 shares of the Company's common stock held by the borrower.


Note 7 - CONTINGENCIES

The lamp division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers. The Company's management believes that this process will be completed by March 1999. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished at a slight profit.

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

On July 1, 1998, the Company acquired Trade Source International, Inc. (TSI). As a result, the operations and financial position of TSI have been included in the operations and financial position of the Company for the three months and six months ended December 31, 1998.


Results of Operations

Net sales increased $8,604,106 for the three months ended December 31, 1998 to $17,609,457, up from $9,005,351 for the same period last year. Net sales of TSI represented $6,617,208 of this increase. For the six months ended December 31, 1998, net sales were $41,161,838, an increase of $20,624,385 from sales of $20,537,453 for the same six month period last year. Net sales of TSI represented $17,950,914 of this increase. The remaining increase of $1,986,898, or 23.1%, and $2,673,471, or 13.0%, for the three months ended and six months ended December 31, 1998, respectively, was primarily the result of an increase of 21.8% and 12.0%, respectively, in sales from the fan division. This growth has primarily been the result of an aggressive marketing strategy of competitive pricing, innovative product design, new product introduction and selective expansion of its distribution base. In addition, this division has benefited from a strong housing market. The Company's management anticipates that this marketing strategy will yield growth consistent with prior years. Net sales from the Company's lamp division increased approximately $250,000 for the three months ended December 31, 1998 and $487,000 for the six months ended December 31, 1998 as this division continues its aggressive strategy of inventory reduction through select "seconds" retailers. The Company's management anticipates that the inventory reduction will be completed within this fiscal year at a small profit. Management will continue to closely monitor this division and its financial results to determine the feasibility of continuing this division as a single-customer manufacturer with limited overhead or dissolving this division.

Gross profit for the three month period December 31, 1998 increased to $6,240,914, or 35.4% of net sales, in 1998 from $3,572,586, or 39.7% of net sales, in 1997. Gross profit from TSI represented $1,496,715 of this increase. For the six month period ended December 31, 1998, gross profit increased to $14,000,614, or 34.0% of net sales, in 1998 from $8,165,135, or 39.8% of sales, in 1997. Gross profit from TSI represented $3,967,022 of this increase. The remaining increases of $1,171,613 and $1,868,457 for the three months and six months ended December 31, 1998, respectively, were primarily the result of increasing margins in the fan division, to 44.7% for the six months ended December 31, 1998 from 40.9% for the same six month period last year. This increase was primarily attributable to the benefit of price concessions received from the fan division's overseas suppliers, partially offset by price decreases the fan division passed on to its customer base effective March 1998. The Company's management anticipates that gross margins will stabilize at current levels, for the near term, provided that the Company continues to benefit from favorable product costs and increasing customer demand and that the aggressive inventory reduction of the lamp division does not adversely affect overall Company margins.

Total selling, general and administrative expenses increased to $3,550,996, or 20.2% of net sales, for the three months ended December 31, 1998, compared to $2,380,552, or 26.4% of net sales, for the same three month period last year. Total selling, general and administrative expenses from TSI represented $849,714 of this $1,170,444 increase. Total selling, general and administrative expenses increased to $6,829,069, or 16.6% of net sales, for the six months ended December 31, 1998, compared to $4,682,606, or 22.8% of net sales, for the same six month period last year. Total selling, general and administrative expenses from TSI represented $1,479,748 of this $2,146,463 increase. The remaining increases were primarily the result of increases in certain costs directly correlated to sales and the expensing of certain costs associated with the acquisition of TSI. Due to the nature of TSI's business, commissions and freight expense incurred by TSI are insignificant, thereby reducing selling, general and administrative expenses as a percentage of net sales for the Company as a whole. The Company's management anticipates that, for the near term, selling, general and administrative expenses as a percentage of net sales will be fairly consistent with the current level.

Net interest expense increased $9,873 to $320,209 for the three months ended December 31, 1998 from $310,336 for the same three month period last year. Net interest expense from TSI represented $22,130 of this increase. For the six months ended December 31, 1998, net interest expense was $727,871, an increase of $60,149 from net interest expense of $667,722 for the same six month period last year. Net interest expense from TSI for the six months ended December 31, 1998 was $83,344. The Company utilized funds from its line of credit to provide the approximately $3.6 million in cash required for the TSI acquisition. During the six months the Company paid down $3 million on its line of credit by utilizing the Company's excess cash flow. The

Company's management intends to continue this strategy of debt reduction as excess cash flow is available.

The $623,425 minority interest represents the 50% ownership of Prime Home Impressions by a non-company owned shareholder.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $3,190,506, from $924,541 at June 30, 1998 to $4,115,047 at December 31, 1998. The Company's operating activities provided cash of $5,713,390 primarily attributable to the Company's improved operations.

The $2,265,687 of cash used for investing activities related to the $2,040,569 of net cash paid for the TSI acquisition and the purchase of general warehouse and office equipment for $225,118.

The $257,197 of cash used for financing activities was primarily the result of distributions of $451,321 made to the minority interest of Prime Home Impressions, a 50% owned subsidiary of TSI, cash dividends of $250,734 and principal payments of $332,697 made towards the notes payable, partially offset by the advance of $777,555 on the Company's line of credit.

On July 1, 1998, the Company acquired TSI for approximately $11 million in a combination of approximately $3.6 million cash and approximately 656,000 shares of Craftmade's common stock. This transaction has been accounted for under the purchase method of accounting, and the results of operations of TSI have been consolidated for the three months and six months ended December 31, 1998.

At December 31, 1998, subject to continued compliance with certain covenants and restrictions, the Company had $14,000,000 available on its line of credit of which $9,000,000 had been utilized. In addition, TSI had $2,000,000 available on its line of credit, of which $1,500,000 had been utilized. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, make annual payments under the facility note payable approximating $1,400,000, fund the costs associated with Year 2000 compliance, as well as fund its projected growth over the next twelve months. In addition, the Company is utilizing excess cash flow to reduce outstanding indebtedness. It is management's intention to continue this strategy of debt reduction as excess cash flow is made available.

At December 31, 1998, $6,431,764 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

YEAR 2000 ISSUE

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

The Company is currently assessing all systems that could potentially be affected by the Year 2000 Issue, including facility systems, telephone hardware and software, out-sourced services, suppliers and customers. In anticipation of the renovation of the Company's systems, the Company has purchased the upgrade for its current computer software, the cost of which was approximately $12,000. The Company plans to install and test this upgrade within the next three months. Within the next nine months, the Company plans to upgrade and test systems, as needed,that will already be Year 2000 compliant. At this time, the Company's management cannot estimate the cost of any systems upgrades that might be required. However, the Company anticipates that these costs are not expected to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

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

Because the Company is not able to estimate the full impact of any potential failure of its systems as a result of the Year 2000 Issue, the Company has not to date developed a contingency plan with respect to such potential failures. However, the Company intends to create such a contingency plan within the next nine months.

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

Item 6.                    Exhibits and Reports on Form 8-K

                           a).     Exhibits


         3.1 Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company's Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference therein.

         3.2 Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company's Form S-8 (File No. 333-44337) and incorporated by reference therein.

         3.3 Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company's Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference therein.

         4.1 Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference therein.

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

         10.5 Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.6 Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended June 30, 1996, and herein incorporated by reference.

         10.7 Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.8 Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.9 Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association (formerly named Texas Commerce Bank, National Association) and Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.10 Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.11 Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, and Neall Humphrey, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.12 Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, and Leslie Humphrey, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.13 Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, and John DeBlois, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.14 Registration Rights Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Neall and Leslie Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         27.1     Financial Data Schedule.


                      b). Reports on Form 8-K

                            None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CRAFTMADE INTERNATIONAL, INC.
                          ----------------------------
                                 (Registrant)



Date     January 25, 1999           /s/  James R. Ridings
    -------------------------       ---------------------
                                         JAMES R. RIDINGS
                                        President and Chief
                                         Executive Officer

                               INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------
  3.1                      Certificate of Incorporation of the Company, filed as Exhibit
                           3(a)(2) to the Company's Post Effective Amendment No. 1 to
                           Form S-18 (File No. 33-33594-FW) and incorporated by reference therein.

  3.2                      Certificate of Amendment of Certificate of Incorporation of
                           the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company's Form S-8 (File No. 333-44337) and incorporated by reference therein.

  3.3                      Amended and Restated Bylaws of the Company, filed as Exhibit
                           3(b)(2) to the Company's Post Effective Amendment No. 1 to
                           Form S-18 (File No. 33-33594-FW) and incorporated by reference therein.

  4.1                      Specimen Common Stock Certificate, filed as Exhibit 4.4 to the
                           Company's Registration Statement on Form S-3 (File No.
                           333-70823) and incorporated by reference therein.

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

  10.5                     Lease Agreement dated November 30, 1995, between Craftmade
                           International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December 31,
                           1995, and herein incorporated by reference.

  10.6                     Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended June 30,
                           1996, and herein incorporated by reference.

  10.7                     Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source
                           International, Inc., a Delaware corporation, Neall and Leslie
                           Humphrey, John DeBlois, the Wiley Family Trust, James
                           Bezzerides, the Bezzco Inc. Employee Retirement Trust and
                           Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company's Current Report on Form
                           8-K filed July 15, 1998 (File No.
                           33-33594-FW) and herein incorporated by reference.

  10.8                     Voting Agreement, dated July 1, 1998, by and among James R.
                           Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15,
                           1998 (File No. 33-33594-FW) and herein incorporated by
                           reference.

  10.9                     Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware
                           corporation, Trade Source International, Inc., a Delaware
                           corporation, Chase Bank of Texas, National Association
                           (formerly named Texas Commerce Bank, National Association) and
                           Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company's Current Report on Form
                           8-K filed July 15, 1998 (File No.
                           33-33594-FW) and herein incorporated by reference.

  10.10                    Consent to Merger by Chase Bank of Texas, National Association
                           and Frost National Bank, filed as Exhibit 2.1 to the Company's
                           Current Report on Form 8-K filed July 15, 1998 (File No.
                           33-33594-FW) and herein incorporated by reference.

  10.11                    Employment Agreement, dated July 1, 1998, by and among
                           Craftmade International, Inc., Trade Source International,
                           Inc., a Delaware corporation, and Neall Humphrey, filed as
                           Exhibit 2.1 to the Company's Current Report on Form 8-K filed
                           July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

  10.12                    Employment Agreement, dated July 1, 1998, by and among
                           Craftmade International, Inc., Trade Source International,
                           Inc., a Delaware corporation, and Leslie Humphrey, filed as
                           Exhibit 2.1 to the Company's Current Report on Form 8-K filed
                           July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

  10.13                    Employment Agreement, dated July 1, 1998, by and among
                           Craftmade International, Inc., Trade Source International,
                           Inc., a Delaware corporation, and John DeBlois, filed as
                           Exhibit 2.1 to the Company's Current Report on Form 8-K filed
                           July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

  10.14                    Registration Rights Agreement, dated July 1, 1998, by and
                           among Craftmade International, Inc., Neall and Leslie Humphrey
                           and John DeBlois, filed as Exhibit 2.1 to the Company's
                           Current Report on Form 8-K filed July 15, 1998 (File No.
                           33-33594-FW) and herein incorporated by reference.

  27.1                     Financial Data Schedule.