Form 10-Q
period 1999-03-31
CRAFTMADE INTERNATIONAL INC
filed 1999-05-13
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number
----------------------
       1-10471

                         CRAFTMADE INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                          75-2057054
----------------------------                            -------------------
(State or other jurisdiction                               (IRS Employer
of Incorporation or Organization)                       (Identification No.)

650 South Royal Lane, Suite 100, Coppell, Texas               75019
-----------------------------------------------              -------
  (Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code   (972) 393-3800
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  .  No    .
    ---     ---

7,458,831 shares of Common Stock were outstanding as of May 10, 1999.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q

Part I.           Financial Information

                  Item 1.     Financial Statements (unaudited)

                              Condensed Consolidated Statements of Income for the three months and nine months ended March 31, 1999 and 1998.

                              Condensed Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998.

                              Condensed Consolidated Statement of Changes in Shareholders' Equity for the nine months ended March 31, 1999.

                              Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998.

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

                  Item 4.     Submission of Matters to a Vote of Security
                              Holders

                  Item 5.     Other Information

                  Item 6.     Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                              --------------------------    -------------------------
                               March 31,      March 31,       March 31,      March 31,
                                 1998           1999            1998           1999
                              ---------      ---------       ---------      ----------
Net Sales                    $  9,189,898   $ 21,304,598   $ 29,727,351   $ 62,466,436
Cost of goods sold              5,539,644     12,843,513     17,911,962     40,004,737
                             ------------   ------------   ------------   ------------
   Gross profit                 3,650,254      8,461,085     11,815,389     22,461,699
                             ------------   ------------   ------------   ------------

Selling, general and
   administrative expenses      2,509,707      5,963,673      7,192,313     12,792,742
Interest expense, net             284,988        276,470        952,710      1,004,341
Depreciation and
   amortization                    94,414        202,593        283,539        598,325
                             ------------   ------------   ------------   ------------

Total expenses                  2,889,109      6,442,736      8,428,562     14,395,408
                             ------------   ------------   ------------   ------------

Income before
   income taxes and
   minority interest              761,145      2,018,349      3,386,827      8,066,291

Provision for
   income taxes                   274,012        736,905      1,217,087      2,706,715
                             ------------   ------------   ------------   ------------

Income before
   minority interest              487,133      1,281,444      2,169,740      5,359,576

Minority interest                    --            7,193           --         (616,232)
                             ------------   ------------   ------------   ------------

Net income                   $    487,133   $  1,288,637   $  2,169,740   $  4,743,344
                             ============   ============   ============   ============

Basic and diluted
   earnings per share        $       0.07   $       0.17   $       0.33   $       0.63
                             ============   ============   ============   ============

Cash dividends
   declared per
   common stock              $       0.02   $       0.02   $       0.06   $       0.06
                             ============   ============   ============   ============


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

               CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                             March 31,
                                                June 30,       1999
                                                  1998      (Unaudited)
                                               ---------   -----------
Current assets:
   Cash                                      $   924,541   $ 1,069,077
   Accounts receivable - trade,
      net of allowance                         7,562,404    14,536,270
   Inventory                                   9,508,290    14,190,143
   Prepaid expenses and other
      current assets                             978,163     1,609,244
                                             -----------   -----------

          Total current assets                18,973,398    31,404,734
                                             -----------   -----------

Property and equipment, net                    9,306,318     9,703,595
                                             -----------   -----------

Other assets:
      Goodwill, net                                 --       5,587,327
      Other assets                                78,044        60,732
                                             -----------   -----------
           Total other assets                     78,044     5,648,059
                                             -----------   -----------

                                             $28,357,760   $46,756,388
                                             ===========   ===========


                      SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           March 31,
                                                           June 30,          1999
                                                            1998          (Unaudited)
                                                          ---------       -----------
Current liabilities:
   Note payable, facility-
       current portion                                   $    679,369    $    772,459
   Revolving line of credit                                 7,000,000      10,000,000
   Accounts payable - trade and
   commissions                                                497,806       5,322,047
   Income taxes payable                                       366,997         973,906
   Other accrued liabilities                                  293,151         626,554
                                                         ------------    ------------

   Total current liabilities                                8,837,323      17,694,966
                                                         ------------    ------------

Note payable, facility - long term portion                  6,076,581       4,879,802
Other liabilities                                             106,171         107,105
                                                         ------------    ------------
        Total liabilities                                  15,020,075      22,681,873
                                                         ------------    ------------

Shareholders' equity:
   Series A cumulative, convertible, callable preferred
      stock, $1.00 par value, 2,000,000 shares
      authorized, 32,000 shares issued                         32,000          32,000
   Common stock, $.01 par value, 15,000,000 shares
      authorized, 9,299,035 and 6,197,025 shares
      issued as of March 31, 1999 and
      June 30, 1998, respectively                              61,970          92,990
   Additional paid-in capital                               7,210,333      12,402,215
   Retained earnings                                       13,912,831      18,254,264
                                                         ------------    ------------
                                                           21,217,134      30,781,469
   Less:  treasury stock, 1,806,174
      and 1,816,025 common shares at cost as
      of March 31, 1999 and June 30, 1998,
      respectively and 32,000 preferred shares
      at cost                                              (7,879,449)     (6,706,954)
                                                         ------------    ------------

      Total shareholders' equity                           13,337,685      24,074,515
                                                         ------------    ------------
                                                         $ 28,357,760    $ 46,756,388
                                                         ============    ============

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                      Voting Common Stock         Series A     Additional
                                    ------------------------      Preferred     Paid-In          Retained
                                    Shares           Amount         Stock       Capital          Earnings
                                    --------        --------     ----------  ------------      ------------
Balance as of June 30, 1998         6,197,025   $     61,970   $     32,000   $  7,210,333    $ 13,912,831

TSI Acquisition                          --             --             --        5,212,682            --

Cash Dividends                           --             --             --             --          (401,911)

Stock Split                         3,098,510         30,985           --          (30,985)           --

Stock Repurchase                         --             --             --             --              --

Exercise of Employee
Stock Options                           3,500             35           --           10,185            --

Net Income for the Nine Months
Ended March 31, 1999                     --             --             --             --         4,743,344
                                 ------------   ------------   ------------   ------------    ------------
                                    9,299,035   $     92,990   $     32,000   $ 12,402,215    $ 18,254,264
                                 ============   ============   ============   ============    ============


                                     Treasury
                                      Stock
                                      Amount          Total
                                    ----------     -----------
Balance as of June 30, 1998       $( 7,879,449)   $ 13,337,685

TSI Acquisition                      2,166,294       7,378,976

Cash Dividends                            --          (401,911)

Stock Split                               --              --

Stock Repurchase                      (993,799)       (993,799)

Exercise of Employee
Stock Options                             --            10,220

Net Income for the Nine Months

Ended March 31, 1999                      --         4,743,344
                                  ------------    ------------
                                  $( 6,706,954)   $ 24,074,515
                                  ============    ============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   FOR THE NINE MONTHS ENDED
                                                   -------------------------

                                                    March 31,      March 31,
                                                      1998           1999
                                                   ---------      ----------
Net cash provided by
      operating activities:                        $ 3,927,824    $ 5,283,257
                                                   -----------    -----------

Cash flows from investing activities:
      TSI acquisition                                     --       (2,040,569)
      Net additions to equipment                       (67,032)      (371,868)
                                                   -----------    -----------
      Net cash used for investing activities           (67,032)    (2,412,437)
                                                   -----------    -----------
Cash flows from financing activities:
      Principal payments on
         note payable                                 (915,791)    (1,140,637)
      Stock repurchase                                (244,000)      (993,799)
      Net proceeds from (principal payments for)
         revolving line of credit                   (3,000,000)       277,555
      Proceeds from exercise of
         stock options                                 109,375         10,220
      Distributions to minority interest
         shareholders in subsidiary                       --         (477,712)
      Cash dividends                                  (232,500)      (401,911)
                                                   -----------    -----------
      Net cash used for
         financing activities                       (4,282,916)    (2,726,284)
                                                   -----------    -----------
Net increase (decrease) in cash                       (422,124)       144,536
                                                   -----------    -----------
Cash at beginning of year                              615,173        924,541
                                                   -----------    -----------
Cash at end of period                              $   193,049    $ 1,069,077
                                                   ===========    ===========

                                                    FOR THE NINE MONTHS ENDED
                                                    -------------------------
Supplemental disclosures                            March 31,      March 31,
   of cash flow information:                           1998           1999
                                                   -----------    -----------
Cash paid during the period:
Interest                                           $   952,710    $ 1,004,341
                                                   ===========    ===========

Income Taxes                                       $ 1,436,263    $ 2,800,000
                                                   ===========    ===========

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

Non-cash disclosure:

On July 1, 1998, the Company acquired Trade Source International, Inc. for approximately $11 million in a combination of approximately $3.6 million in cash and approximately 656,000 shares of Craftmade's common stock valued at $11.25 per share. In connection with the acquisition, cash was paid as follows:

         Fair value of assets acquired
         (including goodwill)                                 $ 19,479,017
         Liabilities assumed                                    (8,478,991)
         Stock issued                                           (7,378,976)
                                                              ------------
         Cash paid                                               3,621,050
         Less:    cash acquired                                  1,580,481
                                                              ------------
         Net cash paid for acquisition                        $  2,040,569
                                                              ============


                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 1999
                                  (Unaudited)


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

                                 March 31, 1999
                                  (Unaudited)


Note 2 - TRADE SOURCE INTERNATIONAL, INC. ACQUISITION (CONT'D)

Pro forma results from continuing operations, as if the acquisition had occurred at the beginning of fiscal 1998, is as follows:

                                            Three Months Ended                  Nine Months Ended
                                              March 31, 1998                      March 31, 1998
                                            ------------------                  ------------------
Revenues                                          $17,271,143                     $48,692,124
                                                  ===========                     ===========

Net Income                                        $   762,806                     $ 2,630,728
                                                  ===========                     ===========
Basic and diluted
   earnings per common share                      $       .10                     $       .35
                                                  ===========                     ===========

Note 3 - MINORITY INTEREST

At TSI's acquisition date, TSI held a 50% ownership of Prime Home Impressions
(PHI), a corporation established for the purpose of selling ceiling fan accessories. The Company is able to exert control over the operations of PHI by virtue of having a majority of the Board of Directors. As a result, the assets, liabilities and earnings of PHI have been included in the Company's consolidated financial statements. The non-company owned shareholder interest has been accounted for as minority interest. The minority interest in the accompanying Consolidated Balance Sheet at March 31, 1999 approximates $259,000. Shareholder distributions are limited to proportionate interest in the earnings of PHI.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 1999
                                  (Unaudited)


Note 4 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                              --------------------------    -------------------------
                               March 31,      March 31,       March 31,      March 31,
                                 1998           1999            1998           1999
                              ---------      ---------       ---------      ----------
Basic and Diluted EPS

Numerator:
Net Income                    $  487,133     $1,288,637      $2,169,740     $4,743,344
                              ----------     ----------      ----------     ----------

Denominator:
Common Shares
Outstanding                    6,551,625      7,551,489       6,534,137      7,550,496
                              ----------     ----------      ----------     ----------

Basic EPS                     $      .07     $      .17      $      .33     $      .63
                              ==========     ==========      ==========     ==========

Denominator:
Common Shares
Outstanding                    6,551,625      7,551,489       6,534,137      7,550,496
Options                           12,674         14,262          21,777         15,097
                              ----------     ----------      ----------     ----------
Total Shares                   6,564,299      7,565,751       6,555,914      7,565,593
                              ==========     ==========      ==========     ==========

Diluted EPS                   $      .07     $      .17      $      .33     $      .63
                              ==========     ==========      ==========     ==========

Note 5 - STOCK SPLIT

On September 30, 1998, the Board of Directors declared a three-for-two split of the Company's common stock effected in the form of a 50% stock dividend. New shares were issued November 16, 1998 to holders of record as the close of business on October 30, 1998. Common stock, additional paid-in capital and treasury stock as of March 31, 1999 and earnings per share and weighted average share data for the three months and nine months ended March 31, 1999 and 1998 have been adjusted to reflect the stock split.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 1999
                                  (Unaudited)

Note 6 - STOCK REPURCHASE

On March 17, 1999, the Company's Board of Directors authorized the Company to buy back up to 200,000 shares of the Company's common stock. At March 31,1999, the Company had repurchased 66,000 shares at an aggregate cost of $993,799.

Note 7 -  RELATED PARTY TRANSACTION

On December 31, 1998, the Company loaned an officer of TSI $500,000, bearing interest at prime and secured by a perfected, first priority security interest in and to 55,000 shares of the Company's common stock held by the borrower. This loan has been repaid as of March 31,1999.

Note 8 - CONTINGENCIES

The lamp division is currently pursuing an aggressive strategy of inventory reduction through select "seconds" retailers. The Company's management believes that this process will be completed within this fiscal year. Management will continue to closely monitor this division and its financial results to determine the feasibility of this division continuing as a single-customer manufacturer with limited overhead or the dissolution of this division. At the current time, management believes that the continued reduction of inventory can be accomplished at a slight profit.

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

On July 1, 1998, the Company acquired Trade Source International, Inc. (TSI). As a result, the operations and financial position of TSI have been included in the operations and financial position of the Company for the three months and nine months ended March 31, 1999.

Results of Operations

Net sales increased $12,114,700 for the three months ended March 31, 1999 to $21,304,598 from $9,189,898 for the same period last year. Net sales of TSI represented $10,071,939 of this increase. For the nine months ended March 31, 1999, net sales were $62,466,436, an increase of $32,739,085 from sales of $29,727,351 for the same nine month period last year. Net sales of TSI represented $28,022,853 of this increase. The remaining increase of $2,042,761, or 22.2%, and $4,716,232, or 15.9%, for the three months and nine months ended March 31, 1999, respectively, was primarily the result of an increase of 24.4% and 15.8%, respectively, in sales from the fan division. This growth has primarily been attributable to a combination of the success of this division's aggressive marketing strategy, initiated towards the end of fiscal 1998, of innovative product design, competitive pricing and selective expansion of its distribution base, and a strong housing market. The Company's management anticipates that this marketing strategy, combined with the cross-marketing of TSI's products through the fan division's distribution base, will yield growth consistent with prior years. The Company's lamp division is continuing its aggressive strategy of inventory reduction through select

"seconds" retailers. The Company's management anticipates that the inventory reduction will be completed within this fiscal year at a small profit. Management will continue to closely monitor this division and its financial results to determine the feasibility of continuing this division as a single-customer manufacturer with limited overhead or dissolving this division.

Gross profit for the three month period ended March 31 increased to $8,461,085, or 39.7% of net sales, in 1999 from $3,650,254, or 39.7% of net sales, in 1998. Gross profit from TSI represented $3,649,806 of this increase. For the nine months ended March 31, 1999, gross profit increased to $22,461,699, or 36.0% of net sales, from gross profit of $11,815,389, or 39.7% of net sales, for the same nine month period last year. Gross profit from TSI represented $7,616,828 of this increase. Total gross profit as a percentage of sales decreased compared to last year, primarily as a result of the lower margins generated by TSI's sales to mass merchandisers; however, these lower margins were partially offset by increasing sales and margins in the fan division. The increase in margins in the fan division, to 44.4% for the nine months ended March 31, 1999 from 41.0% for the same nine month period last year, was primarily attributable to the success of this division's innovative, proprietary products that carry higher margins. The Company's management anticipates that gross margins will stabilize at current levels, for the near term, provided that the Company continues to benefit from customer demand for its proprietary products and that the aggressive inventory reduction of the lamp division does not adversely affect overall Company margins.

Total selling, general and administrative expenses increased to $5,963,673, or 28.0% of net sales, for the three months ended March 31, 1999, from $2,509,707, or 27.3% of net sales, for the same three month period last year. Total selling, general and administrative expenses from TSI represented $2,756,360 of this $3,453,966 increase. Total selling, general and administrative expenses increased to $12,792,742, or 20.5% of net sales, for the nine months ended March 31, 1999, from $7,192,313, or 24.2% of net sales, for the same nine month period last year. Total selling, general and administrative expenses from TSI represented $4,236,108 of this $5,600,429 increase. The remaining increases were primarily attributable to increases in certain costs directly correlated to sales, an increase in the Company's labor force, and its related costs, necessary to support the Company's increasing sales and the additional responsibilities resulting from the TSI acquisition, and the expensing of certain costs associated with the TSI acquisition. Due to the relatively fixed nature of the majority of the Company's selling, general, and administrative expenses and the addition of TSI's sales, selling, general and administration expenses as a percentage of sales has decreased compared to last year. The Company's management anticipates that, for the near term, selling, general and administrative expenses as a percentage of sales will begin to stabilize at the current level.

Net interest expense decreased $8,518 to $276,470 for the three months ended March 31, 1999 from $284,988 for the same three month period last year. Net interest expense from

TSI represented $16,299 of the net interest expense for the three months ended March 31, 1999. Net interest expense for the nine months ended March 31,1999 increased $51,631 to $1,004,341, compared to $952,710 for the same nine month period last year. Net interest expense from TSI represented $99,643 of this increase. The Company utilized funds from its line of credit to provide the approximately $3.6 million in cash required for the TSI acquisition. During the nine months ended March 31, 1999, the Company paid down $3.5 million on its line of credit and an additional $600,000 on its facility note payable by utilizing the Company's excess cash flow. The Company's management intends to continue this strategy of debt reduction as excess cash flow is available.

The $616,232 minority interest represents the 50% ownership of Prime Home Impressions by a non-company owned shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $144,536, from $924,541 at June 30, 1998 to $1,069,077 at March 31, 1999. The Company's operating activities provided cash of $5,283,257, primarily attributable to the Company's improved operations.

The $2,412,437 of cash used for investing activities related to the $2,040,569 of net cash paid for the TSI acquisition and the purchase of general warehouse and office equipment for $371,868.

The $2,726,284 of cash used for financing activities was primarily the result of the repurchase of 66,000 shares of the Company's common stock at an aggregate cost of $993,799, distributions made to the minority interest of Prime Home Impressions, LLC (PHI), a 50% owned subsidiary of TSI, of $477,712, cash dividends of $401,911 and principal payments of $1,140,637 made towards the notes payable, partially offset by the advance of $277,555 on the Company's line of credit.

On July 1, 1998, the Company acquired TSI for approximately $11 million in a combination of approximately $3.6 million cash and approximately 656,000 shares of Craftmade's common stock. This transaction has been accounted for under the purchase method of accounting, and the results of operations of TSI have been consolidated for the three months and nine months ended March 31, 1999.

At March 31, 1999, subject to continued compliance with certain covenants and restrictions, the Company had $14,000,000 available on its line of credit of which $8,500,000 had been utilized. In addition, PHI had $2,000,000 available on its line of credit, of which $1,500,000 had been utilized. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, make annual payments under the facility note payable approximating $1,400,000, fund stock repurchases, provided that the Company's stock continues to represent an attractive investment to the Company, fund the costs associated with Year 2000 compliance, as well as fund its projected growth over the next twelve months. In addition, the Company is utilizing excess cash flow to reduce outstanding indebtedness. It is management's intention to continue this strategy of debt reduction as excess cash flow is made available.

At March 31, 1999, $5,652,261 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

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

State of Readiness and Costs. The Company's analysis of the Year 2000 Issue encompasses four phases: assessment, renovation, testing and implementation. The assessment phase involves an investigation of the Company's systems for potential Year 2000 Issues. The renovation phase involves the modification of the Company's current systems, and the testing phase involves the validation of these modifications. The implementation phase involves the ultimate use of the converted system by the Company.

The Company is currently assessing all systems that could potentially be affected by the Year 2000 Issue, including facility systems, telephone hardware and software, out-sourced services, suppliers and customers. In anticipation of the renovation of the Company's systems, the Company has purchased the upgrade for its current computer software, the cost of which was approximately $12,000. The Company plans to install and test this upgrade within the next three months. By December 31,1999, the Company plans to upgrade and test systems, as needed, that will already be Year 2000 compliant. At this time, the Company's management cannot estimate the cost of any additional systems upgrades that might be required. However, the Company anticipates that these costs are not expected to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

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

Because the Company is not able to estimate the full impact of any potential failure of its systems as a result of the Year 2000 Issue, the Company has not to date developed a contingency plan with respect to such potential failures. However, the Company intends to create a contingency plan by December 31, 1999.

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

Item 6.                    Exhibits and Reports on Form 8-K

                           a).      Exhibits

          3.1 Certificate of Incorporation of the Company, filed as Exhibit 3 (a) (2) to the Company's Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

          3.2 Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company's Form S-8 (File No. 333-44337) and incorporated by reference herein.

          3.3 Amended and Restated Bylaws of the Company, filed as Exhibit 3 (b) (2) to the Company's Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

          4.1 Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

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

         10.4 Second Amended and Restated Credit Agreement dated November 14, 1995 among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

         10.5 Lease Agreement dated November 30, 1995 between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

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

         10.8 Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as Exhibit
                  2.1 to the Company's Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

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


                                     CRAFTMADE INTERNATIONAL, INC.
                                     -----------------------------
                                             (Registrant)



Date     May 13, 1999                /s/ James R. Ridings
     ------------------              -----------------------------

                                     JAMES R. RIDINGS
                                     President and Chief
                                     Executive Officer

                                INDEX TO EXHIBIT

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
 27.1               Financial Data Schedule