Form 10-K405
period 1999-06-30
CRAFTMADE INTERNATIONAL INC
filed 1999-09-27
CIK 856250

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1999           COMMISSION FILE NUMBER 1-10471

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
                                                NASDAQ NATIONAL MARKET SYSTEM

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES  X   NO
                                        ----    ----

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    X
                              ----

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 31, 1999, WAS $66,581,550.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK AS OF JULY 31, 1999, WAS 7,398,861.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT PERTAINING TO THE REGISTRANT'S 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                      INDEX

PART I
       Item 1.   Business.......................................................   1

       Item 2.   Properties.....................................................   7

       Item 3.   Legal Proceedings..............................................   7

       Item 4.   Submission of Matters to a Vote of Security Holders............   7


PART II

       Item 5.   Market for the Registrant's Common Stock and Related
                 Security Holder Matters........................................   8

       Item 6.   Selected Financial Data........................................  10

       Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................  11

       Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....  15

       Item 8.   Financial Statements and Supplementary Data....................  15

       Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure............................  15


PART III

       Item 10.  Directors and Executive Officers of the Registrant.............  16

       Item 11.  Executive Compensation.........................................  16

       Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management.................................................  16

       Item 13.  Certain Relationships and Related Transactions.................  16


PART IV

       Item 14.  Exhibits, Financial Statements, Financial Statement
                 Schedules and Reports on Form 8-K..............................  17

       Signatures  .............................................................  19

                                     PART 1

Item 1. Business

THE COMPANY

Craftmade International, Inc. ("Craftmade") was incorporated in the state of Texas on July 16, 1985 and reincorporated in the state of Delaware in December 1991. Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories to a nationwide network of over 1,600 lighting showrooms and electrical wholesalers specializing in sales to the remodeling and new home construction markets, as well as to the restaurant and commercial building market. An arrangement with Fanthing Electrical Corp. ("Fanthing"), Taichung, Taiwan was completed in August 1986 for the manufacture of ceiling fans designed to Craftmade's specifications. Craftmade's ceiling fan product line consists of over two dozen series of premium priced to lower priced ceiling fans and is distributed under the Craftmade(R) trade name. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bathstrip lighting and over forty designs of outdoor lighting are marketed under its Accolade(R) trade name. Craftmade purchases substantially all of its light kits from Sunlit Industries ("Sunlit"), Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management's judgement, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. Craftmade's national sales organization, which consists of 33 independent sales representative groups employing approximately 58 sales representatives, markets its products to its distribution network of lighting showrooms and electrical wholesalers. Craftmade also assembles build-to-order floor and table lamps primarily for sale to a mid-price retailer with locations in the United States and Canada and imports and distributes a variety of cables and components for telephone and communications industries.

Effective July 1, 1998, Craftmade entered into an agreement and plan of merger in which Trade Source International, Inc., a California corporation ("TSI California"), merged with and into Trade Source International, Inc., a Delaware corporation ("TSI"), and a wholly-owned subsidiary of Craftmade. TSI is principally engaged in the design, distribution and marketing of outdoor lighting and the sale of fan accessories to mass merchandisers.

Craftmade, TSI and their wholly-owned subsidiaries are collectively referred to as "the Company".

See Note 16 - Segment Information in the Notes to Consolidated Financial Statements.

PRODUCTS

CEILING FANS - Craftmade's ceiling fan product line consists of over two dozen fan series for sales to the new home construction, remodeling and replacement markets. Series are classified on the basis of cost, air movement and appearance. Craftmade fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Quest, Crescent and Wellington series to various low-end builder series. Craftmade's fans come in five motor sizes, five blade sizes and over three dozen different decorative finishes. The range of styles and colors give consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. All Craftmade fans carry a limited warranty against defects in workmanship and materials covering the entire ceiling fan for one year and also provides a 25 year warranty with respect to the motor contained in all fans except for all of the higher-end series, which carry a limited lifetime warranty. In addition, while Craftmade's agreement with Fanthing does not contain provisions relating to adjustments or returns as a result of product defect, Fanthing has previously extended Craftmade full credit for any product returns during the period of their working relationship. Ceiling fans accounted for 32%, 68%, and 69% of the Company's sales for the years ended June 30, 1999, 1998 and 1997, respectively.

LIGHT KITS -- Craftmade markets nearly eighty models of light kits in various colors which may be utilized with Craftmade's ceiling fans or other ceiling fans. These kits, which consist of the glass shades and fitters, presently represent less than 10% of the Company's fiscal 1999 sales and 15% and 16% of the Company's fiscal 1998 and 1997 sales, respectively. Since demand for Craftmade's Elegance Collection, which includes lead crystal and alabaster designer shades, has increased, the Company plans to continue to expand these premium lines.

BATHSTRIP LIGHTING - Craftmade markets nearly two dozen series of bathstrip lighting in different lengths and decorative finishes under the Accolade(R) trade name. Bathstrip lighting represents less than 10% of the Company's fiscal 1999, 1998 and 1997 sales. Craftmade will add finishes and series based on customer demand.

OUTDOOR LIGHTING - Craftmade markets over forty designs of outdoor lighting in different decorative finishes under the Accolade(R) trade name. Introduced during the year ended June 30, 1999, outdoor lighting represents less than 10% of the Company's fiscal 1999 sales. Craftmade will add finishes and designs based on customer demand.

TSI markets over sixty designs of outdoor lighting in different decorative finishes to the mass merchandiser market. TSI's sales of outdoor lighting represent 34% of the Company's fiscal 1999 sales.

ACCESSORIES -- Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal downrods for use with ceiling fans. Accessory sales represent less than 10% of the Company's fiscal 1999, 1998 and 1997 sales.

TSI also markets various fan accessories, including universal downrods, pullchains and ceiling medallions, to the mass merchandiser market. TSI's accessories sales represent 10% of the Company's fiscal 1999 sales.

LAMPS - Craftmade assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses to be sold under private brand labels. The lamps are assembled at the Company's facilities in Coppell, Texas and consist of wood, solid brass, zinc coated, crystal, ceramic and porcelain table, floor and desk lamps as well as hanging lantern kits. Craftmade's lamp sales represent less than 10% of the Company's fiscal 1999, 1998 and 1997 sales.

CABLE COMPONENTS - Craftmade distributes various cable components, including connectors, switches and compatibles acquired from Far East manufacturers for use with computers and telephone board circuitry. Sales of cable components represent less than 10% of the Company's fiscal 1999, 1998 and 1997 sales.

MANUFACTURING

Craftmade's ceiling fans, bathstrip lighting and substantially all of its light kits and certain accessories are produced by Fanthing and Sunlit. Craftmade selected Fanthing in August 1986 to manufacture all of its ceiling fans and certain fan accessories based on Fanthing's proven capability to produce and ship a wide variety of product on a cost effective basis while at the same time maintaining excellent quality control in the manufacturing process. On December 7, 1989, Craftmade and Fanthing entered into a formal written agreement that is terminable on 180 days prior notice. The written agreement does not obligate Fanthing to produce and sell fans to Craftmade in any specified quantity, nor does it obligate Fanthing to sell products to Craftmade at a fixed price. Fanthing is permitted under the arrangement to manufacture ceiling fans for other distribution provided such ceiling fans are not a replication of Craftmade's series or models. Fanthing also manufactures certain ceiling fan accessories, such as downrods, which are sold by Craftmade independently of its ceiling fans.

Fanthing has provided Craftmade with a $1,000,000 credit facility, pursuant to which Fanthing will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately three week's supply of ceiling fans and represents a supplier commitment that in the opinion of the Company's management, is unusual for the industry. Fanthing is not required to provide this credit facility under its agreement with Craftmade, and Fanthing may discontinue this arrangement at any time. Craftmade places orders with Fanthing in anticipation of normally recurring orders. In the ordinary course of business, orders are filled within 60 days which includes approximately 20 days for transport. All orders are in U.S. dollars. In the event of any fluctuation in exchange rates exceeding approximately 5%, any future orders placed by Craftmade may be adjusted accordingly. Ceiling fans are shipped in container-size lots, generally consisting of 1,600 fan units. Delivery is made in Dallas, Texas upon presentment of documents by Craftmade's designated freight forwarder following payment for such containers at Fanthing's bank in Taiwan.

Under a stock purchase agreement between the Company and Fancy Industrial, Inc. ("Fancy"), a Texas corporation and wholly-owned subsidiary of Fanthing, the Company, at its option, may repurchase 227,691 shares owned by Fancy for an aggregate purchase price of $138,000. The Company has no intention to reacquire any shares from Fancy at this time. The Company's management believes that Craftmade's relationship with Fanthing and its ability to supply quality ceiling fans at competitive prices have been critical to the success of Craftmade. The Company's management believes Craftmade's relationship with Fanthing to be excellent and foresees no reason, based on its association to date, for such relationship to deteriorate. If for any reason Fanthing were to discontinue its relationship with Craftmade in the future or should it be unable to continue to supply sufficient amounts of Craftmade products, Craftmade would be required to seek alternative sources of supply.

Craftmade purchases its bathstrip lighting and substantially all of its light kits from Sunlit. Light kit orders are placed independently of ceiling fan orders, but are also received in container-size lots generally consisting of up to 4,500 light kit units under payment and delivery arrangements similar to those for ceiling fans. Craftmade offers a variety of light kits in various finishes and colors, as well as a variety of fixtures designed for ceiling fans. Craftmade also offers a variety of glass selections for the various light fixtures, including blown glass, beveled glass and crystal. Fixtures and glass are shipped from Sunlit in the light kit containers.

Craftmade and TSI purchase outdoor lighting from several manufacturers located in Asia. Outdoor lighting orders are received in container-size lots, similar to light kit and ceiling fan orders. However, the outdoor lighting manufacturers require payment seven days after notification of shipment of the order. Craftmade and TSI offer a wide variety of outdoor lighting styles in various finishes, colors and sizes and are designed for either wall mounting or as post-mounted fixtures.

Craftmade's wall controls, timers and switches as well as certain of its ceiling fan blades, are manufactured by companies based in the United States. Craftmade offers a variety of custom blade sets in various sizes and finishes, including unfinished oak, ash and other wood grains and in clear, mirror, gold mirror, black, smoke and antique white acrylic. The finished products are packaged and labeled under the Company's Craftmade brand name.

Craftmade assembles its lamps at its Coppell facility. This assembly includes the placement of the base, cap and shade together with the necessary wiring. Substantially all of the components are manufactured by domestic and foreign manufacturers located in Taiwan, China and Germany; however, Craftmade does undertake limited manufacturing of certain shade components. Craftmade purchases its components on a non-exclusive basis from such suppliers on either open account or through letters of credit, and no individual manufacturer accounts for in excess of 3% of such components.

TSI purchases most of its ceiling fan accessories from several manufacturers located in Asia, with the exception of ceiling medallions which are purchased from a manufacturer located in the United States. These products are also shipped on containers, either to the Company's facility in Coppell, Texas or directly to the customer. All of TSI's foreign vendors require payment seven days after notification of shipment of product from Asia.

DISTRIBUTION

Craftmade's products are marketed through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, outdoor lighting and accessories are distributed through 33 independent sales representative groups on a national basis (except for Alaska and Hawaii). Each sales representative group is selected to represent Craftmade in a specific market area. The independent sales representative groups comprise a sales force for Craftmade's products of approximately 58 sales representatives, which represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During the fiscal year ended June 30, 1999, no single lighting showroom or electrical wholesaler accounted for more than 2% of Craftmade's sales.

Sales representatives are carefully selected and continually evaluated in order to promote high level representation of Craftmade's products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market its products. Additional training is provided on a regular basis, especially for new product series, at semi-annual trade shows held throughout the United States. Management believes it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to Craftmade and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of Craftmade's products as well as the ongoing administrative and marketing support that Craftmade provides to its sales representatives.

Craftmade also acts as a distributor for various overseas manufacturers of a range of cable components for use with computers and telephone board circuitry.

All of TSI's sales are to mass merchandisers, with 85% of those sales to three of their customers. Primarily all of TSI's sales are by direct shipment. The remaining sales are shipped from the Company's Coppell, Texas facility. TSI utilizes an internal sales force to market its products and sales representatives to service specific mass merchandiser locations.

MARKETING

Craftmade relies primarily on the reputation of its ceiling fans, outdoor lighting and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of its products. The principal market for Craftmade's products is the new home construction, remodeling and replacement market. Craftmade utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog. Craftmade also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (January and June) and maintains a showroom at the Dallas Trade Mart. Craftmade provides the same 25-year limited warranty on the fan motor for each series of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. Craftmade also provides a limited lifetime warranty on its higher-end series of fans. The Company's management believes these warranties are highly attractive to dealers and consumers alike.

TSI relies primarily on the reputation of its products and the relationship it has with its mass merchandiser customers to increase its sales. TSI participates in advertising programs and special promotions performed by its customers. TSI also promotes its product line at semi-annual trade shows in Dallas (January and June) and utilizes Craftmade's showroom at the Dallas Trade Mart.

The Company has a 48-hour product shipment policy. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

PRODUCT EXPANSION

Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During fiscal 1999, Craftmade introduced four new series of fans and several new designer finishes. Craftmade will continue to revise its ceiling fan line to meet market demands, and has several new series that Craftmade intends to introduce over the next twelve months.

Craftmade's proposed expansion of its light kit product line will include the development of new lighting fixture product lines to be marketed under the Craftmade name, including under cabinet lighting, low voltage outdoor lighting and additional parts and accessories complementing its various product lines. Craftmade believes that such proposed new product lines will complement its light kit product line and that such product lines can be marketed through the same sales representatives, showrooms and electrical wholesalers which presently distribute its ceiling fans and light kit products. Craftmade is continuing discussions with Sunlit and other manufacturers for the production of such new lighting fixture lines.

Related to the Company's product expansion plans, the Company acquired TSI on July 1, 1998. During fiscal 1999, the Company began cross-marketing selected TSI products through Craftmade's distribution channel. Over the next year, the Company will seek to enlarge its presence in the mass merchandise market by introducing new lines of interior lighting products to TSI's customer base. In addition, the Company will continue to seek opportunities to cross-market products between the two companies without jeopardizing existing business.

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

BACKLOG

As substantially all of the Company's products are shipped to customers within 48 hours following receipt of orders, backlog is not material to the Company's operations. The Company at present is accepting orders based on product availability.

COMPETITION

The ceiling fan and lighting fixture market is highly competitive at all levels of operation. Some of the major companies in this industry include Casablanca, Hunter, Monte Carlo, Quorum, Emerson Electric and Fasco. A number of other well established companies are also currently engaged in activities that compete directly with those of Craftmade. Some of Craftmade's competitors are better established, have longer operating histories, substantially greater financial resources or greater name recognition than Craftmade. However, the Company's management believes that the quality of Craftmade's products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable Craftmade to compete successfully in these highly competitive markets.

The mass merchandiser market is also highly competitive. TSI competes with numerous companies located both within the United States and outside of the country, particularly in Asia. In addition, mass merchandisers themselves will, at times, compete directly against TSI by purchasing private label product from TSI vendors. However, the Company's management believes that TSI has positioned itself with its customers to minimize the risks involved of competing in the mass merchandiser market.

INDEPENDENT SAFETY TESTING

All of the ceiling fans, outdoor lighting, light kits and lamps sold by the Company in the United States are tested by Underwriter's Laboratories (UL), which is an independent non-profit corporation which tests certain products, including ceiling fans and lighting fixtures, for public safety. Under its agreement with UL, the Company voluntarily submits its products to UL, and UL tests the products for safety. If the product is acceptable, UL issues a listing report that provides a technical description of the product. UL provides the manufacturers with procedures to follow in manufacturing the products. Electrical products which are manufactured in accordance with the designated procedures display the UL listing mark, which is generally recognized by consumers as an indication of a safe product and which is often required by various governmental authorities to comply with local codes and ordinances. The contract between the Company and UL provides for automatic renewal unless either party cancels as a result of default or gives applicable prior notice.

PRODUCT LIABILITY

The Company is engaged in businesses that could expose it to possible claims for injury resulting from the failure of its products sold. While no material claims have been made against the Company since its inception and the Company maintains $11,000,000 in product liability insurance, there can be no assurance that claims will not arise in the future or that the coverage of such policy will be sufficient to pay such claims.

PATENTS AND TRADEMARKS

The Company does not believe that patent protection is significant to most of its products or current business operations. Craftmade holds a patent on its Cathedral Ceiling Adapter and the license on the patents for the Crescent, Wellington, Cameo, and Quest series of fans and the Carousel light kit, as well as certain other license agreements in the ordinary course of its business. Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company's management does not believe that such patents are material to the production of Craftmade products. The Company's trademarks, Craftmade (R), Accolade (R) and Durocraft (R), are registered with the United States Patent and Trademark Office.

EMPLOYEES

As of July 31, 1999, the Company employed a total of 109 full time employees, including three executive officers, two TSI officers, fourteen managers, twenty-four clerical and administrative personnel, twenty marketing, thirty-one warehouse and fifteen production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

Item 2. Properties

The Company's headquarters are located in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space. The Company's management believes that this Company-owned facility will be sufficient for its purposes for the foreseeable future. See Note 5 - Note Payable, Facility in the Notes to Consolidated Financial Statements.

The Company also leases permanent display facilities at the Dallas Trade Mart. The lease will expire in September 2003 and provides for monthly rental payments of $4,167.

TSI leases office space from an employee of TSI. This lease is for $4,500 per month and expires June 30, 2001.

Item 3. Legal Proceedings

The Company is currently not a party to any material legal or administrative proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The initial public offering of the Company's common stock was April 16, 1990 at $1.55 per share, adjusted for the Company's three-for-two stock splits effective October 30, 1998 and October 31, 1997. The common stock trades on NASDAQ under the symbol CRFT. On July 16, 1992, the Company was approved for inclusion in the National Market System of NASDAQ.

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of common stock on the NASDAQ National Market System, as reported by NASDAQ and adjusted for the Company's three-for-two stock splits.

                                                              Dividends
                                             High     Low     per share
                                            ------   ------   ---------
Fiscal Year Ended June 30, 1998:
    First Quarter                           $ 6.06   $ 3.33   $  .02
    Second Quarter                            8.33     5.78      .02
    Third Quarter                             9.83     6.92      .02
    Fourth Quarter                           11.75     9.58      .02

Fiscal Year Ended June 30, 1999:
    First Quarter                            12.92     8.45      .02
    Second Quarter                           16.63     7.67      .02
    Third Quarter                            17.13    13.81      .02
    Fourth Quarter                           14.50    11.69      .02

Fiscal Year Ended June 30, 2000:
    First Quarter (Through July 31, 1999)    14.31    12.38


On July 31, 1999, there were 106 holders of record of the Company's common stock.

Harris Trust and Savings Bank, 311 West Monroe Street, Second Floor, Chicago, Illinois 60606, is the transfer agent and registrar for the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

On July 1, 1998, the Company acquired all of the outstanding capital stock of TSI California through the merger of TSI California with and into TSI, a wholly-owned subsidiary of Craftmade. Pursuant to the merger, the Company issued 595,450 and 388,411 shares of common stock to Neall and Leslie Humphrey and John DeBlois, respectively, the former shareholders of TSI California, as adjusted for the Company's three-for-two stock split effective October 30, 1998. The shares were issued pursuant to a private offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

COMPANY COMMON STOCK PRICE PERFORMANCE GRAPH

The following graph provides an indicator of and compares the percentage change of cumulative total shareholder return of the Company's common stock against the cumulative total return of the Russell 2000 Index and the NASDAQ Composite Index. This graph assumes $100 was invested on June 30, 1994 in the Company's common stock, the Russell 2000 Index and the NASDAQ Composite Index. Both the Russell 2000 Index and the NASDAQ Composite Index exclude the Company. This graph also assumes that the Company's quarterly dividend was reinvested in the Company's stock.


                     RUSSELL         NASDAQ
 DATE                 2000          COMPOSITE      CRAFTMADE
--------             -------        ---------      ---------
06/30/94              100.00           100.00        100.00
06/30/95              118.04           132.22         89.93
06/30/96              144.26           167.86         79.19
06/30/97              164.95           204.27         88.14
06/30/98              190.35           268.39        296.31
06/30/99              190.47           380.49        331.71

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

Item 6. Selected Financial Data

The selected financial data in the tables below are for the five fiscal years ended June 30, 1999. The data should be read in conjunction with the financial statements and notes, which are included elsewhere herein. Basic and diluted earnings per common share, book value per common share and basic and diluted common shares outstanding have been restated for all years prior to June 30,1999 to reflect the Company's three-for-two stock split effective October 30, 1998.

                                             For the years ended
                                      (in thousands, except per share data)
                             ----------------------------------------------------
                             June 30,   June 30,   June 30,   June 30,   June 30,
                               1999       1998       1997      1996        1995
                             --------   --------   --------   -------    --------
Selected Operating Results:
--------------------------

Net sales                    $ 84,986   $ 40,903   $ 39,523   $ 36,320   $ 34,353
Gross profit                   30,295     16,325     14,261     12,884     12,381
Net income                      5,689      3,046      2,113      1,826      1,903
Basic and diluted earnings
   per common share               .76        .46        .31        .25        .25
Cash dividends declared
   per common share          $    .08   $    .08   $    .05   $    .04   $    .04
Basic common
      shares outstanding        7,523      6,544      6,834      7,321      7,688
Diluted common
    shares outstanding          7,535      6,557      6,838      7,326      7,721


                             June 30,   June 30,   June 30,   June 30,   June 30,
                               1999       1998       1997      1996        1995
                             --------   --------   --------   -------    --------
Summary Balance Sheet:
---------------------

Current assets                $ 31,435   $ 18,974   $ 20,431   $ 17,835   $ 16,720
Current liabilities             18,128      8,837     11,487      8,799      8,065
Long-term debt                   4,677      6,077      7,989      8,519         --
Total assets                    46,717     28,350     30,278     27,996     17,631
Stockholders' equity            23,363     13,338     10,720     10,633      9,565
Book value per common share   $   3.16   $   2.03   $   1.63   $   1.47   $   1.29

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical information, the matters discussed in this Item 7 and elsewhere in this document contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, resolution of the Year 2000 issue, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

On July 1, 1998, Craftmade acquired Trade Source International, Inc. ("TSI"). As a result, the operations and financial position of TSI are included in the operations and financial position of the Company for the year ended June 30, 1999 only. See Liquidity and Capital Resources and Note 3 in the Notes to Consolidated Financial Statements for details of the acquisition.

Year ended June 30, 1999 compared to June 30, 1998

Net sales increased to $84,986,000 for the year ended June 30, 1999 from $40,903,000 for the year ended June 30, 1998, representing an increase of $44,083,000. Net sales of TSI represented $37,260,000 of this increase. The remaining increase of $6,823,000 or 16.7% was primarily the result of an increase in sales from Craftmade, which continues to receive the benefits from a strong housing market and the aggressive marketing strategy begun in fiscal 1998 of revising product mix to meet market demands, providing more competitive pricing for its customer base and introducing innovatively-designed, proprietary products across all product lines. In connection with this strategy, Craftmade introduced four new styles of fans that generated an additional $1,589,000 in sales for fiscal 1999. Also, sales from Craftmade's bathstrip lighting product line increased 37% to $3,348,000 this fiscal year, as this product line continues to gain market share. The Company's management anticipates that Craftmade will continue to benefit from its marketing strategy of selective expansion of its distribution base and the dynamic updating of Craftmade's product lines. In addition, the Company's strategy of marketing selected TSI products through Craftmade's distribution channel produced approximately $850,000 in net sales for Craftmade in fiscal 1999. The Company's management believes that this group of TSI products will achieve acceptance from Craftmade's customer base and its growth rate will be similar to the bathstrip lighting product. TSI's sales were strong through the first three quarters of this fiscal year. However, TSI experienced a temporary weakness in orders in the fourth quarter from a major customer while that customer reduced inventory stocking levels. The Company's management does not anticipate that this reevaluation of on-hand inventory needs by that customer will negatively impact future periods.

In fiscal year 1997, Craftmade experienced a decrease in lamp sales to its primary lamp customer from which it has not recovered. Although orders to that customer appear to have stabilized, Craftmade is continuing a strategy of lamp inventory reduction through select "seconds" retailers.

Gross profit increased to $30,295,000 for the year ended June 30, 1999 compared to $16,325,000 for the year ended June 30, 1998. Gross profit from TSI represented $9,757,000 of this increase. The remaining increase of $4,213,000 was primarily the result of Craftmade's increasing sales. The decline in gross profit margin from 39.9% for the year ended June 30, 1998 to 35.6% for the year ended June 30, 1999 is primarily attributable to the TSI acquisition. TSI's gross profit margin was 26.2% for the year ended June 30, 1999. TSI's customer base of mass merchandisers requires aggressive pricing. In addition, most of TSI's sales are by direct shipment from vendor factories in Asia. These shipments are at lower margins than domestic shipments due to discounted selling prices, since TSI does not incur warehousing or carrying costs related to the inventory. The Company's management anticipates that gross margins for TSI will remain at current levels in order for TSI to remain competitive. TSI will also seek opportunities within its customer base to introduce proprietary products that would carry higher margins. Craftmade's gross profit margin increased from 39.9% last year to

43.0% this year. This increase in gross margins is attributable to the success of Craftmade's higher-end, proprietary products that carry higher margins. The Company's management anticipates that Craftmade's gross margins will stabilize at current levels provided that it continues to benefit from the increasing demand for its proprietary products.

Total selling, general and administrative expenses increased $8,161,000 to $18,222,000, or 21.4% of net sales, for the year ended June 30, 1999 from $10,061,000, or 24.6% of net sales, for the year ended June 30, 1998. Total selling, general and administrative expenses from TSI represented $6,067,000 of this increase. Total selling, general and administrative expenses as a percentage of sales for TSI was 16.3% for the year ended June 30, 1999 and included a charge of $427,000 related to the uncollectibility of an accounts receivable balance from one of its customers that filed bankruptcy. Lower selling, general and administrative expenses as a percentage of sales are achieved by TSI due to sales via direct shipments from vendor facilities. The Company's management anticipates that this trend will continue, enabling TSI to maintain selling, general and administrative costs at or below the current level. The remaining increase of $2,094,000 was primarily attributable to increases in commissions and certain other costs directly correlated to the sales increase experienced by Craftmade and to the increase in employee costs related to the growth in the Company's labor force necessary to meet its increased sales. Total selling, general and administrative expenses as a percentage of sales, excluding TSI, was 25.5% for the year ended June 30, 1999 compared to 24.6% for the year ended June 30, 1998. This increase as a percentage of sales is attributable to Craftmade incurring certain costs necessary to support the additional responsibilities resulting from the TSI acquisition and the expensing of certain costs associated with the TSI acquisition. The Company's management anticipates that, for the near term, selling, general and administrative expenses as a percentage of sales for Craftmade will approximate the current level.

Net interest expense increased $62,000 to $1,293,000 for the year ended June 30, 1999 from $1,231,000 for the year ended June 30, 1998. Net interest expense from TSI represented $113,000 of the interest expense for the year ended June 30, 1999 and related to interest expense from PHI's line of credit. Craftmade's interest expense decreased $51,000 as a result of additional facility note payments of $600,000 and a more favorable borrowing rate. Craftmade utilized funds from its line of credit to provide the $3,621,000 in cash required for the TSI acquisition. The Company's management intends to continue a strategy of debt reduction as excess cash flow is available.

The provision for income taxes increased to $3,336,000, or 37% of net income before taxes but after minority interest, for the year ended June 30, 1999 from $1,734,000, or 36% of net income before taxes, for the year ended June 30, 1998. The increase in the effective rate relates to higher state income taxes associated with operations in California.

Minority interest of $950,000 for the year ended June 30, 1999 represented the 50% ownership of PHI by a non-company owned shareholder. The non-company owned shareholder interest has been accounted for as minority interest. TSI is able to exert control over the operations of PHI by virtue of having a majority of the Board of Directors.

Net income increased to $5,689,000, or diluted earnings per common share of $.76, for the year ended June 30, 1999 from $3,046,000, or diluted earnings per common share of $.46, for the year ended June 30, 1998. Diluted earnings per common share for the year ended June 30, 1998 has been adjusted for the Company's three-for-two stock split effective October 30, 1998. This increase in net income was primarily attributable to the net income of $1,250,000 that TSI generated for fiscal 1999 and the increases in sales and gross profit margin achieved by Craftmade.


Year Ended June 30, 1998 compared to June 30, 1997

Net sales increased to $40,903,000 for the year ended June 30, 1998 from $39,523,000 for the year ended June 30, 1997, representing an increase of $1,380,000 or 3.5%. This increase in sales was primarily the result of an increase of approximately $1,850,000 in bathstrip lighting as this product line gained strong acceptance from Craftmade's customer base in fiscal 1998. Sales from Craftmade, excluding bathstrip lighting sales, increased .2%. Craftmade established a very aggressive marketing strategy in fiscal 1998 by retooling several of its core products to provide added features and aesthetics; introducing new, proprietary products that have innovative designs and features; revising the product mix in order to meet customer and market demands; and providing a price decrease to its customer base effective March 1998. The sales increase provided by Craftmade was partially offset by approximately $450,000 in lamp sales to a "seconds" retailer in fiscal 1997 that did not reoccur in fiscal 1998. In addition, orders from Craftmade's primary lamp customer have not recovered from an internal restructuring by that customer in 1997.

Gross profit increased to $16,325,000, or 39.9% of net sales, for the year ended June 30, 1998 from $14,261,000, or 36.1% of net sales, for the year ended June 30, 1997. This increase was primarily attributable to the benefit of price concessions received from Craftmade's suppliers located in Asia, partially offset by the price decreases Craftmade passed on to its customer base effective March 1998.

Total selling, general and administrative expenses increased $613,000 to $10,061,000, or 24.6% of net sales, for the year ended June 30, 1998 from $9,448,000, or 23.9% of net sales, for the year ended June 30, 1997. This increase was primarily attributable to increases in commissions and certain other costs directly correlated to the increase in Craftmade's sales, higher transportation costs and the expensing of certain costs associated with the acquisition of TSI and the Company's stock split.

Net interest expense decreased $124,000 to $1,231,000 for the year ended June 30, 1998 from $1,355,000 for the year ended June 30, 1997. This decrease was the result of the Company's utilization of excess cash flow to decrease the outstanding balance on its line of credit by $3,000,000 and to pay down its facility note payable by an additional $1,200,000.

The provision for income taxes increased to $1,734,000, or 36% of income before income taxes, for the year ended June 30, 1998 from $1,197,000, or 36% of income before income taxes, for the year ended June 30, 1997.

Net income increased to $3,046,000 for the year ended June 30, 1998 from $2,113,000 for the year ended June 30, 1997. This increase in net income was primarily attributable to the increase in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 1999 - The Company's cash increased $638,000, from $925,000 at June 30, 1998 to $1,563,000 at June 30, 1999. The Company's
operating activities provided cash of $5,919,000 during fiscal 1999 compared to $5,596,000 during fiscal 1998. This cash flow was primarily attributable to the Company's net income from operations, partially offset by changes in inventory levels.

In order to meet its own delivery policies and to ensure that it has a sufficient allotment of goods on hand from its overseas suppliers, the Company maintains a significant level of inventory totaling $13,779,000 at June 30, 1999. Management believes that the Company has sufficient amounts of working capital, trade credit and availability under its bank lines to fund this level of inventory.

Cash used for investing activities of $2,474,000 is primarily related to $2,041,000 of net cash paid for the TSI acquisition. On July 1, 1998, Craftmade acquired TSI for $11,000,000 in a combination of $3,621,000 in cash and 983,861 shares of Craftmade's common stock, as adjusted for the Company's three-for-two stock split effective October 30, 1998, valued at $7,379,000. Included in the assets acquired was $1,580,000 of cash. This transaction has been accounted for under the purchase method of accounting, and the results of operations of TSI have been consolidated for the year ended June 30, 1999. The remaining $433,000 of cash used for investing activities is related to the purchase of general warehouse, office and computer equipment.

Cash used for financing activities of $2,807,000 was primarily the result of principal payments of $1,329,000 on the notes payable, the repurchase of 177,500 shares of the Company's common stock in connection with the Company's stock repurchase plan, approved by the Board of Directors on March 17, 1999, at an aggregate cost of $2,548,000, distributions to PHI's minority interest shareholder of $614,000 and cash dividends of $556,000, partially offset by the net advance of $2,179,000 on the Company's line of credit. It is management's intention to repurchase its common stock under Board approved plans as long as it continues to present an attractive investment for the Company.

At June 30, 1999, subject to continued compliance with certain covenants and restrictions, the Company had $14,000,000 available on its line of credit, of which $10,000,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $1,950,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, make annual payments under the facility note payable of approximately $1,400,000, fund the stock repurchase program, anticipated capital expenditures, as well as, its projected growth over the next twelve months. In addition, it is management's intention to continue to utilize excess cash flow to reduce outstanding indebtedness.

Craftmade's ceiling fan manufacturer has provided Craftmade with a $1,000,000 credit facility, pursuant to which it will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately three weeks' supply of ceiling fans and represents a supplier commitment, which, in the opinion of the Company, is unusual for the industry. This manufacturer is not required to provide this credit facility under its agreement with Craftmade, and it may discontinue this arrangement at any time.

At June 30, 1999, $5,465,000 remained outstanding under the twelve-year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

The Year 2000 Issue- is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue potentially not only impacts information technology systems such as traditional computer systems, but also non-information technology systems containing microcontrollers or other embedded technology, such as elevators and other equipment and machinery. The Year 2000 Issue could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, the Year 2000 Issue could have a material adverse impact on the Company's business and its customers in ways that cannot be fully determined at this time.

State of Readiness and Costs. The Company's analysis of the Year 2000 Issue encompasses four phases: assessment, renovation, testing and implementation. The assessment phase involves an investigation of the Company's system for potential Year 2000 Issues. The renovation phase involves the modification of the Company's current systems, and the testing phase involves the validation of these modifications. The implementation phase involves the ultimate use of the converted system by the Company.

The Company has assessed all systems that could potentially be affected by the Year 2000 Issue, including the facility systems, telephone hardware and software, outsourced services, suppliers and customers. The Company purchased and is in the process of installing an upgrade for its computer software at a cost of $12,000 and plans to test this upgrade in October 1999. By October 31, 1999, the Company plans to have upgraded, as needed, and tested all systems for Year 2000 compliance. At this time, the Company's management cannot estimate the cost of any additional system upgrades that may be required. However, the Company anticipates that these costs are not expected to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

In addition to the current assessment of its systems, the Company is working with its key suppliers, vendors, customers and other third parties with which it has a material relationship to assist such parties in achieving compliance with respect to the Year 2000 Issue in those systems affecting the Company's operations. Although the Company believes that such persons are working diligently to properly address the Year 2000 Issue, the Company cannot guarantee that these third parties will convert their systems in a timely manner, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company's management believes that, although the nature of business of Craftmade's primary vendor limits its exposure to the Year 2000 Issue, the distribution channels utilized by that vendor could present risk as it relates to the Year 2000 Issue.

Risks and Contingency Plans. The Company intends to create a contingency plan by October 31, 1999 in case the Company's efforts to address the Year 2000 Issue are not successful. Should the Company's Year 2000 efforts be unsuccessful, the Company is not currently able to estimate the effects on its results of operations, liquidity and financial condition.

Fiscal year ended June 30, 1998-The Company's cash increased $310,000, from $615,000 at June 30, 1997 to $925,000 at June 30, 1998. The Company's operating activities provided cash of $5,596,000 during fiscal 1998 compared to $311,000 during fiscal 1997. This increase in cash flows was primarily attributable to a $1,417,000 decrease in inventory as a result of the Company's management reevaluating required stocking needs and the continued liquidation of lamp inventory, supported by improved operating results.

Cash used for investing activities of $95,000 related to the purchase of warehouse equipment and computer upgrades.

Cash used for financing activities of $5,191,000 was primarily the result of the paydown of $3,000,000 on the Company's line of credit, principal payments of $1,763,000 made towards the facility note, the repurchase of 32,000 shares of the Company's common stock in connection with the Company's stock repurchase plan at an aggregate cost of $244,000 and cash dividends of $320,000, partially offset by proceeds of $136,000 from the exercise of employee stock options.

INFLATION

Generally, inflation has not had, and the Company does not expect it to have, a material impact upon operating results. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk


Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 14(a)(1) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, specifically the discussion under the headings "Election of Directors", "Nominees", "TSI Acquisition and Voting Agreement", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance". It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in October 1999.

Item 11. Executive Compensation

The discussion under "Director Compensation", "Board Compensation Committee Report on Executive Compensation", "Executive Compensation", "Option Exercises and Holdings", "Employee Stock Options", "Employment Contracts and Termination of Employment Arrangements" and "Stock Performance Graph" in the Company's Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The discussion under "Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

  (a)    The following documents are filed as a part of this report:

         1. Financial Statements - The financial statements listed in the "Index to Consolidated Financial Statements" described at F-1.

         2. Financial Statement Schedule - The financial statement schedule listed in the "Index to Consolidated Financial Statements" described at F-1.

         3. Exhibits - Refer to (b) below.

  (b)    Reports on Form 8-K

         A Form 8-K was filed on July 9, 1999 announcing that Craftmade International, Inc. instituted a Stockholder Rights Plan effective June 23, 1999.

  (c)    Exhibits

          3.1   -   Certificate of Incorporation of the Company, filed as
                    Exhibit 3 (a) (2) to the Company's Post Effective Amendment
                    No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

          3.2   -   Certificate of Amendment of Certificate of Incorporation of
                    the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company's Form S-8 (File No. 333-44337) and incorporated by reference herein.

          3.3   -   Amended and Restated Bylaws of the Company, filed as Exhibit
                    3 (b) (2) to the Company's Post Effective Amendment No. 1 to
                    Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

          4.1   -   Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (File No.
                    333-70823) and incorporated by reference herein.

          4.2   -   Rights Agreement, dated as of June 23, 1999, between
                    Craftmade International, Inc. and Harris Trust and Savings
                    Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

         10.1   -   Earnest Money contract and Design/Build Agreement dated May
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

         10.10  -   Consent to Merger by Chase Bank of Texas, National l
                    Association and Frost National Bank, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998
                    (File No. 33-33594-FW) and herein incorporated by reference.

         10.11  -   Employment Agreement, dated July 1, 1998, by and among
                    Craftmade International, Inc., Trade Source International,
                    Inc., a Delaware corporation and Neall Humphrey, filed as
                    Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.12  -   Employment Agreement, dated July 1, 1998, by and among
                    Craftmade International, Inc., Trade Source International,
                    Inc., a Delaware corporation and Leslie Humphrey, filed as
                    Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.13  -   Employment Agreement, dated July 1, 1998, by and among
                    Craftmade International, Inc., Trade Source International,
                    Inc., a Delaware corporation and John DeBlois, filed as
                    Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.14   -  Registration Rights Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Neall and Leslie Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         21      -  Subsidiaries of the Registrant

         27      -  Financial Data Schedule


(d) All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1999.

Craftmade International, Inc.


By:  /s/ James Ridings
     ----------------------------------------------
         James Ridings, Chairman of the Board,
         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                  CAPACITY                               DATE
----------                  --------                               ----
/s/ James Ridings           Chairman of the Board, President,      September 27, 1999
-----------------------     Chief Executive Officer and
    James Ridings           Director (Principal Executive
                            Officer)


/s/ Clifford Crimmings      Vice President Marketing and           September 27, 1999
-----------------------     Director
    Clifford Crimmings


/s/ Ken Cancienne           Chief Financial Officer, Principal     September 27, 1999
-----------------------     Accounting Officer and Director
    Ken Cancienne

/s/ Neall Humphrey          President of Trade Source              September 27, 1999
-----------------------     International, Inc. and Director
    Neall Humphrey

/s/ John DeBlois            Executive Vice President of Trade      September 27, 1999
-----------------------     Source International, Inc. and
    John DeBlois            Director


/s/ A. Paul Knuckley        Director                               September 27, 1999
-----------------------
    A. Paul Knuckley


/s/ Jerry E. Kimmel         Director                               September 27, 1999
-----------------------
    Jerry E. Kimmel


/s/ Lary Snodgrass          Director                               September 27, 1999
-----------------------
    Lary Snodgrass

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----
FINANCIAL STATEMENTS:
   Report of Independent Accountants                                    F-2
   Consolidated Statements of Income                                    F-3
   Consolidated Balance Sheets                                          F-4
   Consolidated Statements of Cash Flows                                F-6
   Consolidated Statements of Changes in Stockholders' Equity           F-8
   Notes to Consolidated Financial Statements                           F-9

Financial Statement Schedule:
       II - Valuation and Qualifying Accounts and Reserves              F-20


   All other financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Craftmade International, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Craftmade International, Inc. and its wholly-owned subsidiaries (the "Company") at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers  LLP


Fort Worth, Texas
September 7, 1999

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                FOR THE YEARS ENDED JUNE 30,
                                              --------------------------------
                                                1999        1998        1997
                                              --------    --------    --------
                                             (In thousands, except per share data)

Net sales                                     $ 84,986    $ 40,903    $ 39,523
Cost of goods sold                              54,691      24,578      25,262
                                              --------    --------    --------
Gross profit                                    30,295      16,325      14,261
Selling, general and administrative
    expenses                                    18,222      10,061       9,448
Depreciation and amortization                      805         493         388
                                              --------    --------    --------
Operating  profit                               11,268       5,771       4,425
Other (income) expense:
    Interest expense, net                        1,293       1,231       1,355
    Other, net                                      --        (240)       (240)
                                              --------    --------    --------
Income before income taxes
     and minority interest                       9,975       4,780       3,310
Provision for income taxes                       3,336       1,734       1,197
                                              --------    --------    --------
                                                 6,639       3,046       2,113
Minority interest                                 (950)         --          --
                                              --------    --------    --------

         Net income                           $  5,689    $  3,046    $  2,113
                                              ========    ========    ========

Basic and diluted earnings per common share      $. 76    $    .46    $    .31
                                              ========    ========    ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                   JUNE 30,    JUNE 30,
                                                     1999        1998
                                                   --------    --------
                                                       (In thousands)
Current assets:
   Cash                                            $  1,563    $    925
   Accounts receivable - trade, net of allowance
       of $1,336,000 and $200,000, respectively      14,586       7,562
   Inventory                                         13,779       9,508
   Deferred income taxes                                441         476
   Prepaid expenses and other current assets          1,066         503
                                                   --------    --------

     Total current assets                            31,435      18,974
                                                   --------    --------

Property and equipment, at cost:
   Land                                               1,535       1,535
   Building                                           7,726       7,726
   Office furniture and equipment                     2,167       1,258
   Leasehold improvements                               231          61
                                                   --------    --------
                                                     11,659      10,580

Less:  accumulated depreciation                      (1,968)     (1,274)
                                                   --------    --------

     Total property and equipment, net                9,691       9,306

Goodwill, net of accumulated amortization
   of $396,000                                        5,543          --
Other assets                                             48          70
                                                   --------    --------
     Total other assets                              15,282       9,376
                                                   --------    --------

                                                   $ 46,717    $ 28,350
                                                   ========    ========


                   The accompanying notes are an integral part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            JUNE 30,   JUNE 30,
                                                             1999        1998
                                                           --------    --------
                                                              (In thousands)
Current liabilities:
  Note payable, facility - current portion                 $    788    $    679
  Revolving lines of credit                                  11,950       7,000
  Accounts and commissions payable                            4,518         498
  Income taxes payable                                          446         367
  Accrued liabilities                                           426         293
                                                           --------    --------
    Total current liabilities                                18,128       8,837

Other non-current liabilities:
  Deferred income taxes                                          83          98
  Note payable, facility - long term portion                  4,677       6,077
  Minority interest                                             466          --
                                                           --------    --------

      Total liabilities                                      23,354      15,012
                                                           --------    --------

Stockholders' equity:
  Series A cumulative, convertible, callable preferred
    stock, $1.00 par value, 2,000,000 shares authorized;
    32,000 shares issued                                         32          32
  Common stock, $.01 par value, 15,000,000 shares
    authorized, 9,316,535 and 6,197,025 shares issued,
    respectively                                                 93          62
  Additional paid-in capital                                 12,453       7,210
  Retained earnings                                          19,046      13,913
                                                           --------    --------
                                                             31,624      21,217
  Less: treasury stock, 1,917,677 and 1,816,025 common
    shares at cost, respectively,
    and 32,000 preferred shares at cost                      (8,261)     (7,879)
                                                           --------    --------
                                                             23,363      13,338
                                                           --------    --------
 Commitments and contingencies
  (Notes 11 and 12)                                        $ 46,717    $ 28,350
                                                           ========    ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              FOR THE YEARS ENDED JUNE 30,
                                                             -----------------------------
                                                               1999       1998       1997
                                                             -------    -------    -------
                                                                     (In thousands)
Cash flows from operating activities:
Net income                                                   $ 5,689    $ 3,046    $ 2,113
  Adjustments to reconcile net income to net
   cash provided by  operating activities:
   Depreciation and amortization                                 805        493        388
   Provision for bad debts                                       612        114        131
   Minority interest                                             950         --         --
  Change in assets and liabilities providing (using) cash:
   Accounts receivable                                          (562)       (76)      (491)
   Inventory                                                    (590)     1,417     (2,245)
   Prepaid expenses and other current assets                     (66)       308        180
   Accounts and commissions payable                             (321)       (12)        45
   Income taxes payable                                         (273)       163        204
   Deferred income taxes                                          19         93       (112)
   Accrued liabilities                                          (344)        50         98
                                                             -------    -------    -------
Net cash provided by operating activities                      5,919      5,596        311
                                                             -------    -------    -------
Cash flows used for investing activities:
   TSI Acquisition                                            (2,041)        --         --
   Additions to property and equipment                          (433)       (95)      (144)
                                                             -------    -------    -------
Net cash used for investing activities                        (2,474)       (95)      (144)
                                                             -------    -------    -------
Cash flows from financing activities:
    Principal payments for notes payable                      (1,329)    (1,763)      (489)
    Net (payments to) proceeds from lines of credit            2,179     (3,000)     2,300
    Stock repurchase                                          (2,548)      (244)    (1,875)
    Distribution to minority interest
       shareholders in subsidiary                               (614)        --         --
    Cash dividends                                              (556)      (320)      (151)
    Proceeds from exercise of employee stock options              61        136         --
                                                             -------    -------    -------
Net cash used for financing activities                        (2,807)    (5,191)      (215)
                                                             -------    -------    -------
Net increase (decrease) in cash                                  638        310        (48)
Cash at beginning of year                                        925        615        663
                                                             -------    -------    -------
Cash at end of year                                          $ 1,563    $   925    $   615
                                                             =======    =======    =======

       The accompanying notes are an integral part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosures of cash flow information:

                                  FOR THE YEARS ENDED JUNE 30,
                                  ----------------------------
                                   1999       1998       1997
                                 --------   --------   --------
                                         (In thousands)
Cash paid during the year for:
   Interest                      $  1,349   $  1,239   $  1,358
                                 ========   ========   ========
   Income taxes                  $  3,400   $  1,440   $  1,097
                                 ========   ========   ========


Supplemental disclosure of non-cash investing activity:

On July 1, 1998 the Company acquired the assets and assumed certain liabilities of Trade Source International, Inc. In connection with the acquisition, cash was paid as follows (in thousands):


Fair value of assets acquired
(including purchased goodwill)   $ 19,269
Liabilities assumed                (8,269)
Stock issued                       (7,379)
                                 --------
Cash paid                           3,621
Less: cash acquired                (1,580)
                                 --------
Net cash paid for acquisition    $  2,041
                                 ========


                   The accompanying notes are an integral part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE THREE YEARS ENDED JUNE 30, 1999


                                                          Series A   Additional
                                           Voting         Preferred    Paid-in   Retained
                                        Common Stock        Stock      Capital   Earnings       Treasury Stock        Total
                                     -------------------   --------   --------   --------     -------------------    --------
                                      Shares     Amount                                        Shares     Amount
                                     --------   --------                                      --------   --------
(In thousands)
Balance as of June 30, 1996             4,111   $     41   $     32   $  7,095    $  9,224         940    ($ 5,760)   $ 10,632

Stock repurchase                           --         --         --         --          --         271      (1,875)     (1,875)
Cash dividends                             --         --         --         --        (150)         --          --        (150)
Net income for the year ended
     June 30, 1997                         --         --         --         --       2,113          --          --       2,113
                                     --------   --------   --------   --------    --------    --------    --------    --------

Balance as of June 30, 1997             4,111         41         32      7,095      11,187       1,211      (7,635)     10,720

Stock repurchase                           --         --         --         --          --          32        (244)       (244)
Exercise of employee stock options         31         --         --        136          --          --          --         136
Cash dividends                             --         --         --         --        (320)         --          --        (320)
Stock split                             2,055         21         --        (21)         --         605          --          --
Net income for the year ended
     June 30, 1998                         --         --         --         --       3,046          --          --       3,046
                                     --------   --------   --------   --------    --------    --------    --------    --------
Balance as of June 30, 1998             6,197         62         32      7,210      13,913       1,848      (7,879)     13,338

TSI Acquisition                            --         --         --      5,213          --        (656)      2,166       7,379

Stock repurchase                           --         --         --         --          --         178      (2,548)     (2,548)
Exercise of employee stock options         21         --         --         61          --          --          --          61
Cash dividends                             --         --         --         --        (556)         --          --        (556)
Stock split                             3,099         31         --        (31)         --         580          --          --
Net income for year ended
      June 30, 1999                        --         --         --         --       5,689          --          --       5,689
                                     --------   --------   --------   --------    --------    --------    --------    --------
Balance as of June 30, 1999             9,317   $     93   $     32   $ 12,453    $ 19,046       1,950    ($ 8,261)   $ 23,363
                                     ========   ========   ========   ========    ========    ========    ========    ========

                  The accompanying notes are an integral part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Craftmade International, Inc. ("Craftmade") was incorporated in the state of Texas in July 1985 and reincorporated in the state of Delaware in December 1991. Effective July 1, 1998, Craftmade acquired Trade Source International, Inc. ("TSI"). See Note 3 - TSI Acquisition. Craftmade, TSI and their wholly-owned Subsidiaries, are collectively referred to as the "Company".

Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling and new home construction markets, as well as to the restaurant and commercial building market. Primarily all of the fans and accessories are provided to Craftmade through one supplier. Craftmade assembles build-to-order floor and table lamps primarily for sale to a mid-price retailer with locations in the United States and Canada and imports and distributes a variety of cables and components for telephone and communications industries. TSI is principally engaged in the design, distribution and marketing of outdoor lighting and sales of fan accessories to mass merchandisers.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements of the Company include the accounts of Craftmade International, Inc., its two wholly-owned subsidiaries and Prime Home Impressions, LLC ("PHI"), of which the Company holds a 50% controlling interest. See Note 14 - Minority Interest. All intercompany accounts and transactions have been eliminated. The functional currency of TSI's wholly-owned subsidiaries domiciled in Hong Kong is the United States dollar.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of trade receivables. Substantially all of Craftmade's customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 1999, Craftmade had no significant concentration of credit risk. The customer base of TSI consists entirely of mass merchandisers, with approximately 85% of their sales from three customers (37% of consolidated sales).

INVENTORIES - Inventories are stated at the lower of cost or market, with cost being determined using the average cost method which approximates the first-in, first-out (FIFO) method. The cost of inventory includes freight-in and duties on imported goods.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, as follows:

               Building                           40 years
               Office furniture and equipment     5 to 7 years

Leasehold improvements are amortized over the life of the lease or its useful life, whichever is shorter.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

GOODWILL - Goodwill related to Craftmade's acquisition of TSI is being amortized using the straight-line method over 15 years. Accordingly, goodwill amortization of $396,000 for the year ended June 30, 1999 has been recorded in the accompanying consolidated statements of income.

Goodwill related to Craftmade's acquisition of DMI Products, Inc. in 1990 was being amortized using the straight-line method over 10 years. Accordingly, goodwill amortization of $56,000 for the year ended June 30, 1997 has been recorded in the accompanying consolidated statements of income. During the year ended June 30, 1998, Craftmade determined that events had made recovery of the goodwill unlikely; thus, pursuant to its impairment policy of long-lived assets described below, the remaining balance of $172,000 was expensed.

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

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. Research and development expense for the fiscal year ended June 30, 1999 was $ 86,000 and $0 for each of the fiscal years ended June 30, 1998 and 1997.

ADVERTISING COST - The Company's advertising expenditures are expensed as incurred. Advertising expense for the fiscal years ended June 30, 1999, 1998, and 1997 was $1,722,000, $578,000, and $471,000 respectively. Prepaid advertising costs at June 30, 1999 and 1998 were $300,000 and $82,000, respectively, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Income taxes have been provided on unremitted earnings from foreign subsidiaries.

STOCK-BASED COMPENSATION - The Company follows the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation". However, the Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

EARNINGS PER COMMON SHARE AND STOCK SPLIT - Earnings per common share have been given effect for the three-for-two stock splits effected in the form of a 50% stock dividend declared by the Board of Directors on September 30, 1998 and September 26, 1997.

In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share". This statement requires interim and annual presentation of "basic" and "diluted" earnings per share (EPS) by all entities that have issued common stock or potential common stock if those securities trade in a public market. The objective of basic EPS is to measure the performance of an entity over the reporting period. The objective of diluted EPS is to measure the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted this statement in the second quarter ended December 31, 1997, at which time all prior period EPS data presented was restated to conform with the provisions of this statement.

SEGMENT INFORMATION - In fiscal 1999, the Company adopted Statement of Financial Accounting Standards FAS 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management approach". The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect the results of operations or financial position but did affect the disclosure of segment information. See Note 16 - Segment Information.

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

RECLASSIFICATIONS - Certain amounts for fiscal 1998 and 1997 have been reclassified to conform with the current year presentation.


NOTE 3 - TSI ACQUISITION

Effective July 1, 1998, Craftmade entered into an agreement and plan of merger with Trade Source International, Inc., a California corporation ("TSI California"). The total purchase price was $11,000,000, paid in a combination of $3,621,000 cash and 983,861 shares of Craftmade's common stock, as adjusted for the Company's three-for-two stock split effective October 30, 1998, valued at $7,379,000. This transaction has been accounted for under the purchase method of accounting and the results of operations of TSI have been consolidated beginning July 1, 1998. The excess of the purchase price over the estimated fair value of the acquired net assets of $5,939,000 has been recorded as goodwill and is being amortized over 15 years.

Unaudited pro forma results of operations, as if the acquisition had occurred at the beginning of fiscal 1998, is as follows (in thousands, except per share data):

                                                      Year ended
                                                     June 30, 1998
                                                     -------------
Net Sales                                               $72,387
Net Income                                                3,739
Basic and diluted earnings per common share                 .74

NOTE 4 - REVOLVING LINES OF CREDIT

At June 30, 1999, the Company has a $14,000,000 line of credit with a financial institution at an interest rate of LIBOR plus 1.25% (6.38% at June 30, 1999), of which $10,000,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature November 30, 1999. The line of credit contains certain financial covenants, which include consolidated debt to consolidated tangible net worth, funded debt of EBITDA ratio and capital expenditures and restricts the Company's payment of quarterly dividends to 40% of the Company's net profit before taxes, of which the Company is in compliance at June 30, 1999. The line of credit also contains a minimum quarterly EBITDA covenant for TSI, of which TSI was not in compliance for the quarter ended June 30, 1999. The financial institution has waived the Company's violation of this covenant. Management believes that it is probable the Company will be in compliance with all covenants at applicable measurement dates prior to maturity. This line of credit is collateralized by inventory, accounts receivable and equipment.

Management believes that it will be able to renew this line of credit or obtain similar funding from another financial institution.

In addition, PHI has a $3,000,000 line of credit with a financial institution at an interest rate of the one month LIBOR plus 2% (6.93% at June 30, 1999), of which $1,950,000 was outstanding at June 30, 1999. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature February 23, 2000. This line of credit is collateralized by inventory and accounts receivable of PHI.


NOTE 5 - NOTE PAYABLE, FACILITY

Craftmade has a recourse term loan to finance its facility, bearing interest at 8.125% and payable in equal monthly installments of principal and interest of $100,000 until it matures on January 1, 2008. The loan is collateralized by the building and land.

Scheduled maturities of the facility note payable are as follows (in thousands):

FISCAL YEAR
-----------
    2000                     $   788
    2001                         855
    2002                         927
    2003                       1,005
    2004                       1,090
THEREAFTER                       800
                             -------
                             $ 5,465
                             =======

NOTE 6 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 1999, 1998 and 1997 consist of the following:

                                     1999      1998      1997
                                   -------   -------   -------
                                          (In thousands)
 Current expense:
         Federal                   $ 2,904   $ 1,573   $ 1,268
         State                         188        67        41
         Foreign                       225        --        --
                                   -------   -------   -------
Total current expense                3,317     1,640     1,309

Total deferred (benefit) expense        19        94      (112)
                                   -------   -------   -------
Total provision                    $ 3,336   $ 1,734   $ 1,197
                                   =======   =======   =======

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 1999 and 1998 are as follows:

                                           1999     1998
                                          -----    -----
                                          (In thousands)
Inventory                                 $ 429    $ 312
Accounts receivable reserves                278       68
Other                                        76      103
                                          -----    -----
Total deferred tax assets                   783      483
                                          -----    -----
Depreciation                                (91)    (106)
Foreign taxes                              (334)      --
                                          -----    -----
Total deferred tax liabilities             (425)    (106)
                                          -----    -----
Deferred tax assets valuation allowance      --       --
                                          -----    -----
                                          $ 358    $ 377
                                          =====    =====

The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                                            1999       1998        1997
                                                          -------     -------    -------
                                                                  (In thousands)
Tax at the statutory corporate rate                       $ 3,392     $ 1,625    $ 1,125
Minority interest at the statutory corporate rate            (323)         --         --
State income taxes, net of federal benefit                    124          45         27
Other                                                         143          64         45
                                                          -------     -------    -------
Provision for income taxes                                $ 3,336     $ 1,734    $ 1,197
                                                          =======     =======    =======

Effective tax rate (excluding minority interest income)        37%         36%        36%
                                                          =======     =======    =======

NOTE 7 - STOCKHOLDERS' EQUITY

EMPLOYEE STOCK OPTION PLANS

On December 31, 1992, the Company granted to two key employees options to purchase an aggregate of 67,500 shares of common stock of the Company at the average market value of common stock at date of grant, adjusted for the Company's three-for-two stock splits effective October 30, 1998 and October 31, 1997. Under the terms of the grant, the right to exercise such options fully vested in fiscal 1994, provided such individuals remained in the employ of the Company.

A summary of outstanding options are as follows:

                                NUMBER OF SHARES
                                ----------------
Outstanding at June 30, 1996         67,500
Exercised                                --
                                    -------
Outstanding at June 30, 1997         67,500
Exercised                           (46,500)
                                    -------
Outstanding at June 30, 1998         21,000
Exercised                           (21,000)
                                    -------
Outstanding at June 30, 1999             --
                                    =======


STOCK REPURCHASE

On January 27, 1995, and as subsequently amended, the Company's Board of Directors authorized the Company's management to repurchase up to 1,800,000 shares of the Company's outstanding common stock. The Company acquired a total of 1,352,855 shares of its common stock related to this repurchase program at an aggregate cost of $4,577,000. On September 26, 1997, the Company's Board of Directors elected to discontinue this stock repurchase plan.

On March 17, 1999, the Company's Board authorized the Company's management to repurchase up to 200,000 shares of the Company's outstanding common stock. At June 30, 1999, the Company had repurchased 177,500 shares at an aggregate cost of $2,548,000 related to this plan.

Repurchased shares under these plans have been adjusted to reflect the Company's three-for-two stock splits effective October 30, 1998 and October 31, 1997 for presentation as treasury stock on the accompanying consolidated balance sheets.

STOCKHOLDER RIGHTS PLAN

On June 23, 1999, the Company declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of Craftmade International, Inc.'s common stock. The dividend distribution was made on July 19, 1999 to stockholders of record on that date. The Rights become exercisable if a person or group acquires 15 percent or more of the Company's common stock or announces its intent to do so. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock, $1.00 par value per share, at an exercise price of $48. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price, (2) to purchase, at the Right's then current exercise price, a number of the Company's common shares having a market value of twice such price, or (3) at the option of the Company, to exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one-half share of common stock (or one-thousandth of a share of the Series A Preferred Stock) per Right. The Rights may be redeemed for $.001 each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 15 percent or more of the Company's common stock. The Rights will expire on June 23, 2009.


NOTE 8 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                             FOR THE YEARS ENDED JUNE 30,
                            ------------------------------
                              1999       1998       1997
                            --------   --------   --------
                         (In thousands, except per share data)
Basic and diluted EPS:

Numerator: net income       $  5,689   $  3,046   $  2,113
                            --------   --------   --------
Basic denominator:
Common shares outstanding      7,523      6,544      6,834
                            --------   --------   --------

Basic EPS:                  $    .76   $    .46   $    .31
                            ========   ========   ========
Diluted denominator:
Common shares outstanding      7,523      6,544      6,834
Options                           12         13          4
                            --------   --------   --------
Total shares                   7,535      6,557      6,838
                            --------   --------   --------
Diluted EPS:                $    .76   $    .46   $    .31
                            ========   ========   ========

The treasury stock method is used to determine the dilutive potential of common shares outstanding related to stock options. Options which, based on their exercise price, would be anti-dilutive are not considered in the treasury stock method calculation. There have been no options excluded from the EPS calculations above due to their anti-dilutive nature.


NOTE 9 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1999, TSI charged to expense $427,000 for the uncollectibility of an accounts receivable balance from one of its customers that filed bankruptcy. This amount is included in selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended June 30, 1999.

In addition, during the fourth quarter of fiscal 1999, the Company recognized $300,000 in inventory related adjustments.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts and commissions payable, accrued liabilities and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 1999 because of their short-term nature and/or variable interest rates. In the case of the facility note payable at June 30, 1999, fair value is estimated as $5,587,000 and carrying value is $5,465,000. The fair value is estimated using discounted cash flow analysis based on the current incremental borrowing rate the Company could obtain for a similar type of borrowing arrangement.


NOTE 11 - COMMITMENTS

Operating Leases

The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating lease agreements of $249,000, $40,000 and $39,000 for fiscal 1999, 1998, and 1997, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 1999 are as follows (in thousands):


                     FISCAL YEAR
                     -----------
                        2000              $ 213
                        2001                145
                        2002                 52
                        2003                 56
                        2004                 14
                                          -----
                                          $ 480
                                          =====

TSI leases office space from an employee of TSI, who previously had been a principal stockholder of TSI's predecessor company. This lease is for $4,500 per month and expires June 30, 2001.


NOTE 12 - CONTINGENCIES

Due to the nature of the Company's business, it could be a party in legal or administrative proceedings arising in the ordinary course of business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings and cash flow in the year of settlement, after consideration of the Company's insurance coverage, it is the opinion of management that the ultimate resolution would not have a materially adverse effect on the Company's financial position.

Craftmade provides a limited warranty against workmanship or materials for its ceiling fans for one year and also provides a 25 year warranty with respect to the motor contained in all fans except for certain high-end models which carry a limited lifetime warranty. Since inception of Craftmade's relationship with its major supplier of such fans, the supplier has extended Craftmade full credit for all product returns. Accordingly, no reserve for warranty has been accrued in the accompanying consolidated financial statements. Should Craftmade's relationship change in the future with respect to such supplier, Craftmade would be liable for any claims received during the warranty period. Based upon historical experience, management believes future claims resulting from defects in workmanship or materials are not significant to Craftmade's operations.

NOTE 13 - 401(k) DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) defined contribution plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees are allowed to tax defer the lesser of 10% of their annual compensation or $9,500. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the years ended June 30, 1999, 1998 and 1997 aggregated approximately $54,000, $46,000, and $41,000, respectively.


NOTE 14 - MINORITY INTEREST

As TSI is able to exert control over the operations of PHI by virtue of having a majority of the Board of Directors, the assets, liabilities and earnings of PHI have been included in the Company's consolidated financial statements. The non-company owned shareholder interest has been accounted for as minority interest. Shareholder distributions are limited to the proportionate interest in the earnings of PHI.


NOTE 15 - MAJOR SUPPLIER, MAJOR CUSTOMER AND RELATED PARTY

On December 7, 1989, Craftmade and its major Supplier (the "Supplier") entered into a written agreement, terminable on 180 days prior notice, pursuant to which the Supplier has agreed to manufacture Craftmade ceiling fans for Craftmade. The Supplier is permitted under the arrangement to manufacture ceiling fans for other distribution provided such ceiling fans are not a replication of the Craftmade series or models.

Fans and accessories manufactured and sold to Craftmade by the Supplier account for approximately 87%, 90%, and 88% of Craftmade's purchases (41%, 90% and 88% of consolidated purchases) in fiscal 1999, 1998 and 1997, respectively. As of June 30, 1999 and 1998, the Supplier owned 227,691 shares of the Company's common stock, adjusted for the Company's three-for-two stock splits, representing 3.1% of outstanding common stock. The Company, at its option, may repurchase the shares for an aggregate purchase price of $138,000.

Sales during fiscal 1999 to three of TSI's customers represented 85% of that company's net sales and 37% of consolidated sales.


NOTE 16 - SEGMENT INFORMATION

In fiscal 1999, the Company adopted FAS 131 and now presents two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The Company is organized primarily on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered through lighting showrooms and a retailer. The TSI segment derives its revenue from outdoor lighting and fan accessories marketed solely to mass merchandisers.

The following table presents information about the reportable segments (in thousands):

                                           CRAFTMADE    TSI       TOTAL
                                           ---------  --------   --------
For the fiscal year ended June 30, 1999:
---------------------------------------
Net sales from external customers          $ 47,726   $ 37,260   $ 84,986

Operating profit                              8,034      3,234     11,268

Net interest expense                          1,180        113      1,293

Depreciation and amortization                   350        455        805

Provision for income taxes                    2,414        922      3,336

For the fiscal year ended June 30, 1998:
---------------------------------------
Net sales from external customers          $ 40,903   $     --   $ 40,903

Operating profit                              5,771         --      5,771

Net interest expense                          1,231         --      1,231

Depreciation and amortization                   493         --        493

Provision for income taxes                    1,734         --      1,734

For the fiscal year ended June 30, 1997:
---------------------------------------
Net sales from external customers          $ 39,523   $     --   $ 39,523

Operating profit                              4,425         --      4,425

Net interest expense                          1,355         --      1,355

Depreciation and amortization                   388         --        388

Provision for income taxes                    1,197         --      1,197


The following is sales information by geographic area for the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):

                 1999       1998     1997
                -------   -------   -------
United States   $75,723   $40,903   $39,523
Foreign           9,263        --        --
                -------   -------   -------
                $84,986   $40,903   $39,523
                =======   =======   =======

Foreign revenue is based on the country in which the legal subsidiary is domiciled, which for fiscal 1999 is Hong Kong.

Long-lived assets totaled approximately $9,691,000 and $9,306,000 at June 30, 1999 and 1998, respectively. Approximately $61,000 and $0 of the long-lived assets at June 30, 1999 and 1998, respectively, are located in Hong Kong.


NOTE 17 - SUBSEQUENT EVENTS

STOCK REPURCHASE

On August 13, 1999, the Company's Board authorized the Company's management to repurchase up to 400,000 shares of the Company's outstanding stock, all of which have been repurchased.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                                                    SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                  Additions
                                                    -------------------------------------
                                    Balance at            (1)                 (2)                         Balance at
                                   beginning of     Charged to costs   Charged to other      Deductions    end of
Description                           period          and expense      accounts (describe)   (describe)    period
--------------------------------   ------------     ----------------   -------------------   ----------   ----------

Allowance for doubtful accounts:
-------------------------------
     For the years ended:
     June 30, 1999                   $ 200                $ 612               540  (a)           (16)       $ 1,336
     June 30, 1998                     275                  114                --               (189)           200
     June 30, 1997                     164                  131                --                (20)           275

(a)  Charges related to vendor agreements for TSI.

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   ------------
          3.1   -   Certificate of Incorporation of the Company, filed as
                    Exhibit 3 (a) (2) to the Company's Post Effective Amendment
                    No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

          3.2   -   Certificate of Amendment of Certificate of Incorporation of
                    the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company's Form S-8 (File No. 333-44337) and
                    incorporated by reference herein.

          3.3   -   Amended and Restated Bylaws of the Company, filed as Exhibit
                    3 (b) (2) to the Company's Post Effective Amendment No. 1 to
                    Form S-8 (File No. 33-33594-FW) and incorporated by
                    reference herein.

          4.1   -   Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (File No.
                    333-70823) and incorporated by reference herein.

          4.2   -   Rights Agreement, dated as of June 23, 1999, between
                    Craftmade International, Inc. and Harris Trust and Savings
                    Bank, as Rights Agent, previously filed as an exhibit to
                    Form 8-K dated July 9, 1999 (File No. 000-26667) and
                    incorporated by reference herein.

         10.1   -   Earnest Money contract and Design/Build Agreement dated May
                    8, 1995, between MEPC Quorum Properties II, Inc. and
                    Craftmade International, Inc. (including exhibits),
                    previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by
                    reference.

         10.2   -   Assignment of Rents and Leases dated December 21, 1995,
                    between Craftmade International, Inc. and Allianz Life
                    Insurance Company of North America (including exhibits),
                    previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by
                    reference.

         10.3   -   Deed of Trust, Mortgage and Security Agreement made by
                    Craftmade International, Inc., dated December 21, 1995, to
                    Patrick M. Arnold, as trustee for the benefit of Allianz
                    Life Insurance Company of North America (including
                    exhibits), previously filed as an exhibit in Form 10Q for
                    the quarter ended December 31, 1995, and herein incorporated by reference.

         10.4   -   Second Amended and Restated Credit Agreement dated November
                    14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein
                    (including exhibits), previously filed as an exhibit in Form
                    10Q for the quarter ended December 31, 1995, and herein
                    incorporated by reference.

         10.5   -   Lease Agreement dated November 30, 1995, between Craftmade
                    International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31,
                    1995, and herein incorporated by reference.

         10.6   -   Revolving credit facility with Texas Commerce Bank,
                    previously filed as an exhibit in Form 10K for the year
                    ended June 30, 1996, and herein incorporated by reference.

         10.7   -   Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source
                    International, Inc., a Delaware corporation, Neall and
                    Leslie Humphrey, John DeBlois, the Wiley Family Trust, James
                    Bezzerides, the Bezzco Inc. Employee Retirement Trust and
                    Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company's Current Report on Form
                    8-K filed July 15, 1998 (File No. 33-33594-FW) and herein
                    incorporated by reference.

         10.8   -   Voting Agreement, dated July 1, 1998, by and among James R.
                    Ridings, Neall Humphrey and John DeBlois, filed as Exhibit
                    2.1 to the Company's Current Report on Form 8-K filed July
                    15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.9   -   Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware
                    corporation, Trade Source International, Inc., a Delaware
                    corporation, Chase Bank of Texas, National Association
                    (formerly named Texas Commerce Bank, National Association)
                    and Frost National Bank (formerly named Overton Bank and
                    Trust), filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.10  -   Consent to Merger by Chase Bank of Texas, National l
                    Association and Frost National Bank, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998
                    (File No. 33-33594-FW) and herein incorporated by reference.

         10.11  -   Employment Agreement, dated July 1, 1998, by and among
                    Craftmade International, Inc., Trade Source International,
                    Inc., a Delaware corporation and Neall Humphrey, filed as
                    Exhibit 2.1 to the Company's Current Report on Form 8-K
                    filed July 15, 1998 (File No. 33-33594-FW) and herein
                    incorporated by reference.

         10.12  -   Employment Agreement, dated July 1, 1998, by and among
                    Craftmade International, Inc., Trade Source International,
                    Inc., a Delaware corporation and Leslie Humphrey, filed as
                    Exhibit 2.1 to the Company's Current Report on Form 8-K
                    filed July 15, 1998 (File No. 33-33594-FW) and herein
                    incorporated by reference.

         10.13  -   Employment Agreement, dated July 1, 1998, by and among
                    Craftmade International, Inc., Trade Source International,
                    Inc., a Delaware corporation and John DeBlois, filed as
                    Exhibit 2.1 to the Company's Current Report on Form 8-K
                    filed July 15, 1998 (File No. 33-33594-FW) and herein
                    incorporated by reference.

         10.14   -  Registration Rights Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Neall and Leslie
                    Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998
                    (File No. 33-33594-FW) and herein incorporated by reference.

         21      -  Subsidiaries of the Registrant

         27      -  Financial Data Schedule