Form 10-Q
period 1999-09-30
CRAFTMADE INTERNATIONAL INC
filed 1999-11-12
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number
----------------------
       1-10471

                          CRAFTMADE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      75-2057054
---------------------------------                    -------------------
(State or other jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)


650 South Royal Lane, Suite 100 Coppell, Texas           75019
----------------------------------------------           --------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code (972) 393-3800
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X.      No   .
    ---         ---

6,976,361 shares of Common Stock were outstanding as of November 12, 1999.

                  CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q


Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months ended September 30, 1999 and 1998.

                  Condensed Consolidated Balance Sheets as of September 30, 1999 and June 30, 1999.

                  Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended September 30, 1999.

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      FOR THE THREE MONTHS ENDED
                                                     -----------------------------
                                                     September 30,   September 30,
                                                         1999            1998
                                                     -------------   -------------
                                                  (In thousands except per share data)
Net Sales                                              $ 21,654        $ 23,492
Cost of goods sold                                       13,549          15,016
                                                       --------        --------

Gross profit                                              8,105           8,476
                                                       --------        --------
Selling, general and
  administrative expenses                                 4,765           3,994
Interest expense, net                                       338             408
Depreciation and amortization                               211             202
                                                       --------        --------

     Total Expenses                                       5,314           4,604
                                                       --------        --------

Income before income taxes
  and minority interest                                   2,791           3,872

Provision for income taxes                                  885           1,410
                                                       --------        --------

Income before minority interest                           1,906           2,462

Minority interest                                          (344)           (266)
                                                       --------        --------

Net income                                             $  1,562        $  2,196
                                                       ========        ========

Basic and diluted
  earnings per common share                            $    .22        $    .29
                                                       ========        ========


Cash dividends declared
  per common share                                     $    .02        $    .02
                                                       ========        ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                      September 30,
                                                          1999           June 30,
                                                       (Unaudited)        1999
                                                      -------------      --------
                                                             (In thousands)
Current assets:
  Cash                                                   $ 1,706         $ 1,563
  Accounts receivable - trade,
    net of allowance                                      12,221          14,586
  Inventory                                               14,367          13,779
  Prepaid expenses and other
    current assets                                         1,704           1,507
                                                         -------         -------

   Total current assets                                   29,998          31,435
                                                         -------         -------


Property and equipment, net                                9,616           9,691
                                                         -------         -------

Other assets:
  Goodwill, net                                            5,447           5,543
  Other assets                                                41              48
                                                         -------         -------

         Total other assets                                5,488           5,591
                                                         -------         -------

                                                         $45,102         $46,717
                                                         =======         =======


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,
                                                         1999          June 30,
                                                      (Unaudited)        1999
                                                     -------------     --------
                                                            (In thousands)
Current liabilities:
  Note payable, facility-
    current portion                                    $    805        $    788
  Revolving line of credit                               14,950          11,950
  Accounts payable - trade and
    commissions                                           2,180           4,518
  Income taxes payable                                    1,131             446
  Other accrued liabilities                                 413             426
                                                       --------        --------

         Total current liabilities                       19,479          18,128
                                                       --------        --------

  Note payable, facility -
    long term portion                                     4,470           4,677
  Other liabilities                                          83              83
  Minority interest                                         353             466
                                                       --------        --------

  Total liabilities                                      24,385          23,354
                                                       --------        --------

Stockholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued                          32              32
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   9,316,535 shares issued                                   93              93
Additional paid-in capital                               12,453          12,453
Retained earnings                                        20,469          19,046
                                                       --------        --------
                                                         33,047          31,624
 Less: treasury stock, 2,340,177
   and 1,917,677 common shares at
   cost as of September 30, 1999 and
   June 30, 1999, respectively
   and 32,000 preferred shares
   at cost                                              (12,330)         (8,261)
                                                       --------        --------
         Total stockholders' equity                      20,717          23,363
                                                       --------        --------

                                                       $ 45,102        $ 46,717
                                                       ========        ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                    VOTING COMMON STOCK    SERIES A   ADDITIONAL                 TREASURY STOCK
                                    -------------------    PREFERRED   PAID-IN     RETAINED     -----------------
                                     SHARES     AMOUNT      STOCK      CAPITAL     EARNINGS     SHARES    AMOUNT      TOTAL
                                    -------    --------    ---------  ----------   --------     ------   --------    --------
(In thousands)

Balance as of June 30, 1999           9,317    $     93    $     32    $ 12,453   $ 19,046      1,950   $ (8,261)   $ 23,363

Stock Repurchase                                                                                  422     (4,069)     (4,069)

Net Income for the three months
  ended September 30, 1999                                                           1,562                             1,562

Cash Dividends                                                                        (139)                             (139)
                                      -----    --------    --------    --------   --------      -----   --------    --------

Balance as of September 30, 1999      9,317    $     93    $     32    $ 12,453   $ 20,469      2,372   $(12,330)   $ 20,717
                                      =====    ========    ========    ========   ========      =====   ========    ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                    ------------------------------
                                                    September 30,    September 30,
                                                       1999              1998
                                                    ------------     -------------
                                                             (In thousands)
Net cash provided by operating
activities:                                           $ 2,040           $ 3,225
                                                      -------           -------

Cash flows from investing activities:
  TSI acquisition                                          --            (2,041)
  Net additions to equipment                              (39)              (36)
                                                      -------           -------
Net cash used for investing activities                    (39)           (2,077)
                                                      -------           -------

Cash flows from financing activities:
  Net proceeds from
    Revolving lines of credit                           3,000             1,729
    Principal payments for note payable                  (193)             (156)
    Treasury stock purchases                           (4,069)               --
    Cash dividends                                       (139)             (100)
    Distributions to minority interest                   (457)             (341)
                                                      -------           -------
Net cash provided by (used for)
  financing activities                                 (1,858)            1,132
                                                      -------           -------
Net increase in cash                                      143             2,280
Cash at beginning of period                             1,563               925
                                                      -------           -------
Cash at end of period                                 $ 1,706           $ 3,205
                                                      =======           =======


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


Non-cash disclosure:

On July 1, 1998, the Company acquired the assets and assumed certain liabilities of Trade Source International, Inc. In connection with the acquisition, cash was paid as follows (in thousands):

Fair value of assets acquired
  (including goodwill)                             $ 19,269
Liabilities assumed                                (  8,269)
Stock issued                                       (  7,379)
                                                   --------
Cash paid                                             3,621
Less:  cash acquired                                 (1,580)
                                                   --------
Net cash paid for acquisition                      $  2,041
                                                   ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                   (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Certain amounts for the three months ended September 30, 1998 have been reclassified to conform with the current quarter presentation.


Note 2 - TREASURY STOCK PURCHASES

On March 17, 1999, the Company's Board of Directors authorized the Company's management to repurchase up to 200,000 shares of the Company's outstanding stock. During the first quarter of fiscal 2000 the Company repurchased the remaining 22,500 shares at an aggregate cost of $208,000 under this plan.

On August 13, 1999, the Company's Board of Directors authorized the Company's management to repurchase an additional 400,000 shares of the Company's outstanding common stock. At September 30, 1999, the Company had repurchased 400,000 shares at an aggregate cost of $3,861,000 related to this plan.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                   (Unaudited)


Note 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                                                       FOR THE THREE MONTHS ENDED
                                                    September 30,      September 30,
                                                        1999               1998
                                                    ------------       ------------
                                                 (In thousands, except per share data)
Basic and diluted EPS:
Numerator: Net income                                 $  1,562            $2,196
                                                      ========            ======

Basic denominator:  Common
  shares outstanding                                     7,250             7,545
                                                      ========            ======

Basic EPS                                             $    .22            $  .29
                                                      ========            ======

Diluted denominator:  Common
  shares outstanding                                     7,250             7,545
Options                                                     --                15
                                                      --------            ------
Total shares                                             7,250             7,560
                                                      ========            ======

Diluted EPS                                           $    .22            $  .29
                                                      ========            ======


Note 4 - DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 26, 2003, to manage its exposure to interest rate movements by effectively converting its long-term facility debt from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of September 30, 1999 was $5,275,000, which decreases as payments are made on the long-term debt. Under this agreement, the Company has contracted to pay a variable rate

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                   (Unaudited)


Note 4 - DERIVATIVE FINANCIAL INSTRUMENTS (con't)

equal to LIBOR plus 2.43% (7.81% at September 30, 1999) and receive a fixed rate of 8.125%. This agreement is accounted for as a hedge of fixed rate debt and interest rate differentials paid or received under this agreement will be recognized as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the swap agreement approximated ($43,835) at September 30, 1999. This amount approximates the present value of the difference between estimated future variable-rate payments and fixed-rate receipts. This amount has not been recognized in the Condensed Consolidated Financial Statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the debt.


Note 5 - SEGMENT INFORMATION

The Company has two operating segments: Craftmade and TSI. The Craftmade segment primarily derives it revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered primarily through lighting showrooms. The TSI segment derives its revenue from outdoor lighting and fan accessories marketed solely to mass merchandisers.

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                   (Unaudited)


Note 5 - SEGMENT INFORMATION (con't)

The following table presents information about the reportable segments (in thousands):


                                                     Craftmade         TSI           Total
                                                     ---------       -------        -------
For the three months ended
  September 30, 1999:
Net sales from external customers                     $13,303        $ 8,351        $21,654
Operating profit                                        2,348            781        $ 3,129

For the three months ended September 30, 1998:
Net sales from external customers                     $12,219        $11,273        $23,492
Operating profit                                        2,560          1,720        $ 4,280

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed under "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of these important factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry,resolution of the Year 2000 issue, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control the Company.


Results of Operations

Net sales decreased $1,838,000, to $21,654,000 for the three month period ended September 30, 1999 from $23,492,000 for the same three month period last year. Net sales from Craftmade increased $1,084,000, to $13,303,000 for the three months ended September 30, 1999 from $12,219,000 for the same three month period last year. This 8.9% increase was primarily the result of the success of several recently-introduced fan styles, the growing acceptance of its outdoor lighting product line and the strength of the housing market. The Company's management anticipates that Craftmade will continue to benefit from its marketing strategy of dynamic expansion of its product lines with unique, innovatively-designed products and the selective cross-marketing of TSI's outdoor lighting line to Craftmade's customer base. This increase was offset by a $2,922,000 decrease in TSI's net sales, to $8,351,000 for the three months ended September 30, 1999 from $11,273,000 for the same three month period last year. This decrease was primarily attributable to one of TSI's customers reducing their level of purchasing during the first quarter of fiscal 1999 while they continued to sell through previously purchased inventory. The Company's management anticipates that this customer's purchasing will strengthen as new products are introduced over the next three quarters.

Gross profit for the three months ended September 30 decreased to $8,105,000, or 37.4% of net sales, in 1999 from $8,476,000, or 36.1% of net sales, in 1998.
This decrease in gross profit was
primarily the result of the decrease in TSI's net sales and a slight decrease in TSI's gross profit margin, to 26.7% in 1999 from 28.3% in 1998. The decrease in TSI's gross profit margin was the result of an increase in direct shipment sales, which carry lower margins than domestic shipments. The Company's management anticipates that gross profit margins for TSI will remain at current levels for this fiscal year. TSI's gross profit decrease was partially offset by a $585,000 increase in Craftmade's gross profit, to $5,874,000, or 44.2% of net sales, in 1999 from $5,289,000, or 43.3% of net sales, in 1998. Craftmade's increase in gross profit margin is attributable to the continued success of Craftmade's higher-margin, proprietary products. The Company's management anticipates that Craftmade's gross profit margins will stabilize at current levels provided that it continues to benefit from the increasing demand for its proprietary products.

Total selling, general and administrative expenses increased to $4,765,000, or 22.0% of net sales, for the three months ended September 30, 1999 from $3,994,000, or 17.0% of net sales, for the same three month period last year. This increase was primarily the result of a $782,000 increase in selling, general and administrative expenses of Craftmade, to $3,430,000, or 25.8% of net sales, in 1999 from $2,648,000, or 21.7% of net sales, in 1998. Craftmade's increased selling, general and administrative expenses are primarily attributable to increased freight expense associated with higher rates imposed by its carriers. The Company has also increased its labor force to meet the demands of higher sales and the acquisition of TSI. These increases have contributed to the increase in absolute dollar value of selling, general and administrative expenses as well as a percentage of net sales. In addition, commissions and certain other costs directly correlated to Craftmade's sales have increased accordingly. The Company's management anticipates that, for the near term, selling, general and administrative expenses for Craftmade will approximate the current level. Selling, general and administrative expenses for TSI decreased $11,000, to $1,335,000, or 16.0% of net sales, in 1999 from $1,346,000, or 11.9% of net sales, in 1998. This increase in percentage was primarily the result of decreased sales. Lower selling, general and administrative expenses as a percentage of sales were achieved by TSI due to sales from direct shipments from vendor facilities. The Company's management anticipates that new product introductions will increase TSI's sales, and thus selling, general and administrative expenses as a percentage of sales will be lower than the current level.

Net interest expense decreased $70,000 to $338,000 for the three months ended September 30, 1999 from $408,000 for the same three month period last year. This decrease was primarily the result of a more favorable borrowing rate and lower interest on the facility note which is being reduced by prepayments. This decrease was partially offset by $3,000,000 in additional borrowings under the Company's line of credit during the quarter ended September 30, 1999. The Company's management intends to pursue a strategy of debt reduction as excess cash flow is available.

Minority interest of $344,000 and $266,000 for the three months ended September 30, 1999 and 1998, respectively, represented the 50% ownership of PHI by a non-company owned shareholder. The non-company owned shareholder interest has been accounted for as minority interest. TSI is able to exert control over the operations of PHI by virtue of having a majority of the Board of Directors.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $143,000, from $1,563,000 at June 30, 1999 to $1,706,000 at September 30, 1999. The Company's operating activities provided cash of $2,040,000, primarily attributable to the Company's net income from operations.

The $39,000 of cash used for investing activities related to the purchase of general warehouse, office and computer equipment.

The $1,858,000 of cash used for financing activities was primarily the result of
(i) the repurchase of 422,500 shares of the Company's common stock pursuant to the Company's stock repurchase plans, at an aggregate cost of $4,069,000, (ii) distributions to PHI's minority interest shareholder of $457,000, (iii) principal payments of $193,000 on the notes payable, and (iv) cash dividends of $139,000. These amounts were partially offset by the net advance of $3,000,000 under the Company's lines of credit. It is management's intention to repurchase its common stock from time to time under Board approved plans as long as the Company's common stock continues to present an attractive investment for the Company.

At September 30, 1999, subject to continued compliance with certain covenants and restrictions, the Company had $14,000,000 available on its line of credit of which $13,000,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $1,950,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments approximating $1,400,000 under the facility note payable, fund anticipated capital expenditures, fund possible future stock repurchase plans, as well as fund its projected growth over the next twelve months. In addition, it is management's intention to utilize excess cash flow to reduce outstanding indebtedness.

At September 30, 1999, $5,275,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

During the first quarter of fiscal 2000, the Company entered into a letter agreement with Chase Bank of Texas, N.A., pursuant to which the Company conducted a fixed-to-floating interest rate swap. See Note 4 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Item 3 - Quantitative and Qualitative Disclosures about Market Risk. The Company does not believe that this transaction will have a material effect on its financial condition.

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

The Company has assessed all systems that could potentially be affected by the Year 2000 Issue, including facility systems, telephone hardware and software, out-sourced services, suppliers and customers. The Company has upgraded, as needed, and tested all systems for Year 2000 compliance, at a cost of $12,000.

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

Risks and Contingency Plans. The Company has created a contingency plan in the event that the Company's efforts to address the Year 2000 issues are not successful. Should the Company's Year 2000 efforts be unsuccessful, the Company is not currently able to estimate the effects on its results of operations, liquidity and financial condition.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement."

As a result of the terms of the Company's note payable on its operating facility, the Company is subject to market risk associated with adverse changes in interest rates. In an effort to reduce this market risk, the Company entered into an interest rate swap agreement (the "Swap Agreement") with Chase Bank of Texas, National Association ("Chase") during the first quarter of fiscal 2000. The Swap Agreement is held by the Company for non-trading purposes and is accounted for by the Company as a hedging instrument, with any realized gains or losses recorded as adjustments to interest expense.

The Swap Agreement is based on a notional principle amount of indebtedness equal to the balance of the facility note payable(the "Notional Amount"), which totaled $5,275,000 on September 30, 1999. During the term of the Swap Agreement, the Company receives a fixed rate of interest (8.125%) from Chase on such Notional Amount in consideration of its obligation to pay a floating rate of interest on such Notional Amount. The floating rate of interest is based on the regularly published London Interbank Offered Rate ("LIBOR"). The Swap Agreement matures on December 26, 2003.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $52,750. Consequently, an increase in LIBOR of five percent (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $263,750.

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

                           10.14 Registration Rights Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Neall and Leslie Humphrey and John DeBlois, filed as
                                      Exhibit 2.1 to the Company's Current
                                      Report on Form 8-K filed July 15, 1998
                                      (File No. 33-33594-FW) and herein
                                      incorporated by reference.

                           10.15 ISDA Master Agreement and Schedule, dated June 17, 1999, by and among Chase Bank of Texas, National Association, Craftmade International, Inc., Durocraft
                                      International, Inc. and Trade Source
                                      International, Inc.

                           10.16 Confirmation under ISDA Master Agreement, dated July 23, 1999, from Chase Bank of Texas, National Association to Craftmade International, Inc.

                           27.1      Financial Data Schedule.

                  b).      Reports on Form 8-K

                           On July 9, 1999, the Company filed a Form 8-K, reporting the adoption of a Stockholder Rights Plan.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRAFTMADE INTERNATIONAL, INC.
                                    -----------------------------
                                            (Registrant)



Date     November 12, 1999          /s/  James R. Ridings
    -------------------------       ----------------------------------
                                             JAMES R. RIDINGS
                                            President and Chief
                                             Executive Officer


                                    /s/  Kathleen B. Oher
                                    ----------------------------------
                                              KATHLEEN B. OHER
                                           Chief Financial Officer

                                Index to Exhibits

                          Exhibit
                           Number                  Description
                          --------                 -----------
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

                           10.15      ISDA Master Agreement and Schedule, dated
                                      June 17, 1999, by and among Chase Bank of
                                      Texas, National Association, Craftmade
                                      International, Inc., Durocraft
                                      International, Inc. and Trade Source
                                      International, Inc.

                           10.16 Confirmation under ISDA Master Agreement, dated July 23, 1999, from Chase Bank of
                                      Texas, National Association to Craftmade
                                      International, Inc.

                           27.1      Financial Data Schedule.