Form 10-Q
period 1999-12-31
CRAFTMADE INTERNATIONAL INC
filed 2000-02-14
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________

Commission File Number
       1-10471

                          CRAFTMADE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             75-2057054
  (State or other jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


650 South Royal Lane, Suite 100 Coppell, Texas                     75019
  (Address of principal executive offices)                       Zip Code


Registrant's telephone number, including area code (972) 393-3800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

6,726,361 shares of Common Stock were outstanding as of February 11, 2000.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Condensed Consolidated Statements of Income for the three and six months ended December 31, 1999 and 1998.

                    Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999.

                    Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended December 31, 1999.

                    Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)


                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                        ----------------------------    ----------------------------
                         December 31,   December 31,    December 31,    December 31,
                             1999           1998            1999            1998
                        ------------    ------------    ------------    ------------

Net Sales               $     18,167    $     17,669    $     39,821    $     41,161
Cost of goods sold            11,858          11,103          25,407          26,119
                        ------------    ------------    ------------    ------------

  Gross profit                 6,309           6,566          14,414          15,042
                        ------------    ------------    ------------    ------------

Selling, general
 and administrative
 expenses                      4,108           3,878           8,873           7,872
Interest expense,net             368             320             706             728
Depreciation and
 amortization                    219             192             430             394
                        ------------    ------------    ------------    ------------

    Total expenses             4,695           4,390          10,009           8,994
                        ------------    ------------    ------------    ------------

Income before
 income taxes                  1,614           2,176           4,405           6,048
and minority interest

Provision for
 income taxes                    511             559           1,396           1,969
                        ------------    ------------    ------------    ------------

Income before
minority interest              1,103           1,617           3,009           4,079
 Minority interest              (195)           (358)           (539)           (624)
                        ------------    ------------    ------------    ------------

Net income              $        908    $      1,259    $      2,470    $      3,455
                        ============    ============    ============    ============


Basic and diluted
 earnings per share     $        .13    $        .17    $        .35    $        .46
                        ============    ============    ============    ============

Cash dividends
declared
per common share        $        .02    $        .02    $        .04    $        .04
                        ============    ============    ============    ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                 December 31,
                                     1999         June 30,
                                 (Unaudited)       1999
                                 ------------   ------------
                                       (In thousands)
Current assets:
  Cash                           $      1,365   $      1,563
  Accounts receivable - trade,
    net of allowance                   12,632         14,586
  Inventory                            14,219         13,779
  Prepaid expenses and other
    current assets                      1,760          1,507
                                 ------------   ------------

   Total current assets                29,976         31,435
                                 ------------   ------------


Property and equipment, net             9,606          9,691
                                 ------------   ------------

Other assets:
  Goodwill, net                         5,341          5,543
  Other assets                             46             48
                                 ------------   ------------

         Total other assets             5,387          5,591
                                 ------------   ------------

                                 $     44,969   $     46,717
                                 ============   ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         December 31,
                                             1999
                                         ------------       June 30,
                                          (Unaudited)        1999
                                         ------------    ------------
Current liabilities:                           (In thousands)
  Note payable, facility-
    current portion                      $        821    $        788
  Revolving line of credit                     14,700          11,950
  Accounts payable - trade and
    commissions                                 3,844           4,518
  Income taxes payable                             43             446
  Other accrued liabilities                       318             426
                                         ------------    ------------

         Total current liabilities             19,726          18,128
                                         ------------    ------------

  Note payable, facility -
    long term portion                           4,258           4,677
  Other liabilities                                83              83
  Minority interest                               453             466
                                         ------------    ------------

  Total liabilities                            24,520          23,354
                                         ------------    ------------

Stockholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued                32              32
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   9,316,535 shares issued                         93              93
Additional paid-in capital                     12,453          12,453
Retained earnings                              21,233          19,046
                                         ------------    ------------
                                               33,811          31,624
 Less:  treasury stock, 2,461,477
   and 1,917,677 common shares at
   cost as of December 31, 1999 and
   June 30, 1999, respectively
   and 32,000 preferred shares
        at cost                               (13,362)         (8,261)
                                         ------------    ------------
            Total stockholders' equity         20,449          23,363
                                         ------------    ------------

                                         $     44,969    $     46,717
                                         ============    ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999


(In $thousands)                                             Series A     ADDITIONAL
                                                            Preferred      PAID-IN     RETAINED
                                       VOTING COMMON STOCK    Stock        CAPITAL     EARNINGS         TREASURY STOCK
                                      --------------------- ----------   -----------  ----------      -------------------

                                      Shares     Amount                                               Shares    Amount      Total
                                      ------   ----------                                             ------   --------    --------
Balance as of June 30, 1999             9317   $       93   $       32   $   12,453   $   19,046       1,950   $ (8,261)   $ 23,363

Stock repurchase                                                                                         543     (5,101)     (5,101)

Net Income for the six months
   ended December 31, 1999                                                                 2,470                              2,470

Cash Dividends                                                                              (283)                              (283)

Balance as of December 31, 1999         9317   $       93   $       32   $   12,453   $   21,233        2493   $(13,362)   $ 20,449

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                               FOR THE SIX MONTHS ENDED
                                              --------------------------
                                              December 31,  December 31,
                                                  1999          1998
                                               ----------    ----------
                                                    (In Thousands)
Net cash provided by
  operating activities                         $    3,517    $    5,713
                                               ----------    ----------


Cash flows from investing activities:
  TSI acquisition                                      --        (2,041)
  Net additions to equipment                         (143)         (225)
                                               ----------    ----------

  Net cash used for investing activities             (143)       (2,266)
                                               ----------    ----------

Cash flows from financing activities:
  Principal payments for note payable                (386)         (333)
  Stock repurchase                                 (5,101)           --
  Net proceeds from revolving line of credit        2,750           778
  Cash dividends                                     (283)         (251)
  Distributions to minority interest
    shareholders in subsidiary                       (552)         (451)
                                               ----------    ----------
Net cash used for financing activities
                                                   (3,572)         (257)
                                               ----------    ----------

 Net (decrease) increase in cash                     (198)        3,190

Cash at beginning of period                         1,563           925
                                               ----------    ----------

 Cash at end of period                         $    1,365    $    4,115
                                               ==========    ==========


Supplemental disclosures of cash flow information:

                                               FOR THE SIX MONTHS ENDED
                                              --------------------------
                                              December 31,  December 31,
                                                  1999          1998
                                               ----------    ----------
                                                    (In Thousands)
Cash paid during the period for:
  Interest                                     $      706    $      728
                                               ==========    ==========

  Income taxes                                 $    1,800    $    2,050
                                               ==========    ==========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 1999
                                   (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Certain amounts for the three and six months ended December 31, 1998 have been reclassified to conform with the current quarter and six months' presentation.


Note 2 - TREASURY STOCK PURCHASES

On March 17, 1999, the Company's Board of Directors authorized the Company's management to repurchase up to 200,000 shares of the Company's outstanding stock. During the first quarter of fiscal 2000 the Company repurchased the remaining 22,500 shares at an aggregate cost of $208,000 under this plan.

On August 13, 1999, and on October 29, 1999, the Company's Board of Directors authorized the Company's management to repurchase an additional 400,000 and 250,000 shares, respectively, of the Company's outstanding common stock. At December 31, 1999, the Company had repurchased 521,300 shares at an aggregate cost of $4,893,000 related to this plan.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 1999
                                   (Unaudited)
                                 (In Thousands)


Note 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:


               FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
               --------------------------  ------------------------
               December 31,  December 31,  December 31, December 31,
                   1999         1998          1999         1998
                ----------   ----------    ----------   ----------
Basic and
Diluted EPS

Numerator:
Net Income      $      908   $    1,259    $    2,470   $    3,455
                ----------   ----------    ----------   ----------

Denominator:
Common Shares
Outstanding          6,937        7,555         7,094        7,550
                ----------   ----------    ----------   ----------

Basic EPS       $      .13   $      .17    $      .35   $      .46
                ==========   ==========    ==========   ==========

Denominator:
Common
Shares
Outstanding          6,937        7,555         7,094        7,550
Options                  0           16             0           16
                ----------   ----------    ----------   ----------
Total Shares         6,937        7,571         7,094        7,566
                ==========   ==========    ==========   ==========

Diluted EPS     $      .13   $      .17    $      .35   $      .46
                ==========   ==========    ==========   ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 1999
                                   (Unaudited)


Note 4 - DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 26, 2003, to manage its exposure to interest rate movements by effectively converting its long-term facility debt from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of December 31, 1999 was $5,079,000, which decreases as payments are made on the long-term debt. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (8.25% at December 31, 1999) and receive a fixed rate of 8.125%. This agreement is accounted for as a hedge of fixed rate debt and interest rate differentials paid or received under this agreement will be recognized as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the swap agreement approximated ($86,306) at December 31, 1999. This amount approximates the present value of the difference between estimated future variable-rate payments and fixed-rate receipts. This amount has not been recognized in the Condensed Consolidated Financial Statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the debt.


Note 5 - SEGMENT INFORMATION

The Company has two operating segments: Craftmade and Trade Source International ("TSI"). The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered primarily through lighting showrooms. The TSI segment derives its revenue from outdoor lighting and fan accessories marketed solely to mass merchandisers.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 1999
                                   (Unaudited)


Note 5 - SEGMENT INFORMATION (con't)

The following table presents information about the reportable segments (in thousands):


                                                Craftmade      TSI      Total
                                                ----------   -------   -------
For the three months ended December 31, 1999:
Net sales from external customers               $   11,145   $ 7,022   $18,167
Operating profit                                     1,724       258     1,982

For the three months ended December 31, 1998:
Net sales from external customers               $   10,992   $ 6,677   $17,669
Operating profit                                     1,959       537     2,496


For the six months ended December 31, 1999:
Net sales from external customers               $   24,448   $15,372   $39,821
Operating profit                                     4,072     1,039     5,111


For the six months ended December 31, 1998:
Net sales from external customers               $   23,211   $17,950   $41,161
Operating profit                                     4,517     2,259     6,776

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

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net Sales. Net sales increased $498,000 to $18,167,000 for the three month period ended December 31, 1999 from $17,669,000 for the same three month period last year. Craftmade and TSI represented $153,000 and $345,000, respectively, of this increase. Craftmade's sales benefited from an increase in fan sales of 9.2% or $537,000 for the three month period ended December 31, 1999 compared to the same period in the previous year. Fan sales continued to be strong through the success of Craftmade's marketing strategy which includes innovative product design, competitive pricing and selective expansion of its distribution base. The increase in fan sales was partially offset by a $384,000 decline in sales of products other than fans, primarily related to the Company's liquidation sale of $152,000 in lamp inventory during the second quarter of fiscal 1999. Similar liquidations did not occur during the second quarter of fiscal 2000.

Gross Profit. Gross profit for the three months ended December 31, 1999 decreased to $6,309,000 or 34.7% of net sales from $6,566,000 or 37.2% of net sales for the same period of 1998. Gross profit from TSI decreased $357,000 to 20.9% of net sales for the three months ended December 31, 1999 from 27.3% for the same period of the previous year. Craftmade's gross profit increased $98,000 and gross margins improved to 43.5% of sales from 43.2% for the three months ended December 31, 1999 and 1998, respectively. The decline in the gross margin of TSI was due to an increase in direct shipment sales which carry lower margins than domestic shipments as well as additional rebates provided to a major home center customer to assist the customer in clearing certain categories of slow-moving inventory.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses increased $230,000 to $4,108,000 or 22.6% of net sales, for the three months ended December 31, 1999 compared to $3,878,000 or 21.9% of sales for the same period in the previous year. Total SG&A expense of Craftmade increased $321,000 to 27.1% of sales compared to 24.6% for the same period in the previous year. The increase in SG&A expenses of Craftmade as a percentage of sales was primarily due to the decline in lamp sales during the fiscal year 2000 period, which resulted in the de-leveraging of SG&A expenses compared to the same period in the previous year when lamp inventory was being aggressively liquidated. For the three-month period ended December 31st 1999 TSI's SG&A expense declined to $1,086,000 or 15.5% of sales compared to $1,177,000 or 17.6% of sales for the year-ago period. The decline was due to management's efforts to reduce costs and eliminate redundancies in SG&A subsequent to the acquisition of TSI.

Interest Expense. Net interest expense increased $48,000 to $368,000 for the three months ended December 31, 1999 from $320,000 for the same three month period last year. This increase was primarily the result of a net increase in the Company's line of credit during the six months ended December 31, 1999. The proceeds were utilized to repurchase the Company's common stock during the period.

Minority Interest. Minority interest of $195,000 and $358,000 for the three months ended December 31, 1999 and 1998, respectively, represented the 50% ownership of Prime Home Impressions, LLC ("PHI") by a non-Company owned member. The non-company owned interest has been accounted for as a minority interest. TSI is able to exert control over the operations of PHI by virtue of designating a majority of the managers of PHI.

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

Net Sales. For the six months ended December 31, 1999, net sales decreased $1,340,000 to $39,821,000 from $41,161,000 for the same six-month period last year. This decrease was primarily represented by TSI's $2,578,000 decline in sales for the six months ended December 31, 1999 offset partially by a $1,237,000 increase in Craftmade's sales for the period. Net sales of TSI declined as one of TSI's major customers reduced its level of purchasing during the first quarter of fiscal 2000 while it continued to sell through previously purchased inventory. The Company's management anticipates that this customer's purchasing will strengthen as new products are introduced in the second half of fiscal 2000. Craftmade's sales benefited from increased fan sales during the period, partially offset by declining lamp sales, consistent with results for the three-month period ended December 31, 1999.

Gross Profit. For the six month period ended December 31, 1999, gross profit decreased to 36.2% of sales or $14,414,000 in 1999 from 36.5% of sales or $15,042,000 in 1998. Gross profit from TSI declined to 24.0% of sales compared to 27.9% for the same period in the previous year. Craftmade's gross margins improved to 43.8% from 43.2% for the six months ended December 31, 1999 and 1998, respectively. The decline in the gross margin of TSI was due to an increase in direct shipment sales, which carry lower margins than domestic shipments, as well as additional rebates provided to a major home center customer to assist the customer in clearing certain categories of slow-moving inventory.

Selling, General and Administrative Expenses. For the six month period ended December 31, 1999, total selling, general and administrative expense increased to $8,873,000 or 22.3% of sales compared to $7,872,000 or 19.1% of sales for the same period last year. SG&A expenses of Craftmade increased to $6,453,000 or 26.4% of sales compared to $5,349,000 or 23.0% of sales for the same period last year. The increase in SG&A expenses of Craftmade as a percentage of sales was primarily due to the decline in lamp sales during the fiscal year 2000 period, which resulted in the de-leveraging of SG&A expenses compared to the same period in the previous year when lamp inventory was being aggressively liquidated. For the six month period ending December 31, 1999, SG&A expenses of TSI increased as a percentage of sales to 15.7% of sales compared to 14.1% for the same period in the previous year, primarily as a result of the decline in revenues the division experienced in the first quarter of fiscal 2000. The Company's management anticipates that in the second half of the fiscal year new product introductions will increase sales of both Craftmade and TSI, and thus selling, general and administrative expenses as a percentage of sales will be lower than the current level.

Interest Expense. For the six-month period ended December 31, 1999, net interest expense decreased to $706,000 compared to $728,000 for the same period in the previous year. This decrease was primarily the result of a more favorable borrowing rate in effect during the period, and lower interest on the facility note which was reduced by prepayments.

Minority Interest. Minority interest of $539,000 and $623,000 for the six months ended December 31, 1999 and 1998, respectively, represented the 50% ownership of Prime Home Impressions, LLC by a non-Company owned member. The non-company owned interest has been accounted for as a minority interest. TSI is able to exert control over the operations of PHI by virtue of designating a majority of the managers of PHI.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $1,396,000 or 36.1% of net income before taxes but after minority interest, for the six months ended December 31, 1999 from $1,969,000 or 36.3% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased $198,000 from $1,563,000 at June 30, 1999 to $1,365,000 at December 31, 1999. The Company's operating activities provided cash of $3,517,000, primarily attributable to the Company's net income from operations and collections on customer accounts.

The $143,000 of cash used for investing activities related to the purchase of general warehouse, office and computer equipment.

The $3,572,000 of cash used for financing activities was primarily the result of
(i) the repurchase of 543,800 shares of the Company's common stock pursuant to the Company's stock repurchase plans, at an aggregate cost of $5,101,000, (ii) distributions to PHI's minority interest shareholder of $552,000, (iii) principal payments of $386,000 on the Company's notes payable, and (iv) cash dividends of $283,000. These amounts were partially offset by the net advance of $2,750,000 under the Company's lines of credit. It is management's intention to repurchase the Company's common stock from time to time under Board approved plans as long as the Company's common stock continues to present an attractive investment for the Company.

At December 31, 1999, subject to continued compliance with certain covenants and restrictions, the Company had $16,000,000 available on its line of credit of which $13,000,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $1,700,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments approximating $1,400,000 under the facility note payable, fund anticipated capital expenditures, fund possible future stock repurchase plans, as well as fund its projected growth over the next twelve months.

At December 31, 1999, $5,079,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

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

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year potentially causing date-sensitive software to misinterpret the date.

The Company's analysis of the Year 2000 Issue encompasses four phases: assessment, renovation, testing and implementation. The Company has assessed all systems that could potentially be affected by the Year 2000 Issue, including facility systems, telephone hardware and software, out-sourced services, suppliers and customers. The Company has upgraded, as needed, and tested all systems for Year 2000 compliance, at a cost of $12,000. As of the date hereof, the Company has not experienced any material problems relating to the Year 2000 Issue.

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

The Swap Agreement is based on a notional principle amount of indebtedness equal to the balance of the facility note payable(the "Notional Amount"), which totaled $5,079,000 on December 31, 1999. During the term of the Swap Agreement, the Company receives a fixed rate of interest (8.125%) from Chase on such Notional Amount in consideration of its obligation to pay a floating rate of interest on such Notional Amount. The floating rate of interest is based on the regularly published London Interbank Offered Rate ("LIBOR"). The Swap Agreement matures on December 26, 2003.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $50,790. Consequently, an increase in LIBOR of five percent (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $253,950.

                                     PART II

                                OTHER INFORMATION


Item 1.        Legal Proceedings

               not applicable

Item 2.        Changes in Securities

               not applicable

Item 3.        Defaults Upon Senior Securities

               not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

                    At the annual meeting of the Company's stockholders on
               October 29, 1999, the stockholders of the Company (i) elected James R. Ridings, Clifford Crimmings, Kenneth M. Cancienne, A. Paul Knuckley, Jerry E. Kimmel, Neall W. Humphrey, John DeBlois and Lary C. Snodgrass as directors of the Company; and (ii) ratified the appointment of Pricewaterhouse Coopers LLP as independent auditors.

                    The vote in the election of directors was as follows:

                          For:       Withheld:
                       ---------      ------
James R. Ridings       5,903,967      41,780
Clifford Crimmings     5,903,967      41,780
Kenneth M. Cancienne   5,899,875      45,872
A. Paul Knuckley       5,903,967      41,780
Jerry E. Kimmel        5,903,467      42,280
Neall W. Humphrey      5,902,700      43,047
John DeBlois           5,902,700      43,047
Lary C. Snodgrass      5,903,967      41,780


                    The vote in the ratification of Pricewaterhouse Coopers LLP as independent auditors for the fiscal year ending June 30, 2000 was 5,921,151 for, 13,870 against, and 10,725 abstaining.

Item 5.        Other Information


                    Resignation of Director. Effective October 25, 1999, Mr.
               Kenneth M. Cancienne resigned his position as member of the Company's Board of Directors.

                    Appointment of Chief Financial Officer and Director. On
               October 25, 1999, Ms. Kathleen B. Oher was named as the Company's Chief Financial Officer and was appointed to the Company's Board of Directors.

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

              10.15 ISDA Master Agreement and Schedule, dated June 17, 1999, by and among Chase Bank of Texas, National Association, Craftmade International, Inc., Durocraft International, Inc. and Trade Source International, Inc., filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed November 12, 1999 (file No. 000-26667) and herein incorporated by reference

              10.16 Confirmation under ISDA Master Agreement, dated July 23,
                    1999, from Chase Bank of Texas, National Association to Craftmade International, Inc., filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed November 12, 1999 (file No. 000-26667) and herein incorporated by reference

              27.1  Financial Data Schedule.

          b). Reports on Form 8-K

              None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CRAFTMADE INTERNATIONAL, INC.
                                     -------------------------------------------
                                                  (Registrant)



Date     February 11, 2000                   /s/  James R. Ridings
    --------------------------               -----------------------------------
                                               JAMES R. RIDINGS
                                              President and Chief
                                               Executive Officer


Date     February 11, 2000                   /s/  Kathleen B. Oher
    -----------------------                  -----------------------------------
                                               KATHLEEN B. OHER
                                              Chief Financial Officer

                                Index to Exhibits

Exhibit
Number                              Description
------                              -----------

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

10.15     ISDA Master Agreement and Schedule, dated June 17, 1999, by and among
          Chase Bank of Texas, National Association, Craftmade International,
          Inc., Durocraft International, Inc. and Trade Source International,
          Inc., filed as Exhibit 10.15 to the Company's Quarterly Report on Form
          10-Q filed November 12, 1999 (file No. 000-26667) and herein incorporated by reference

10.16     Confirmation under ISDA Master Agreement, dated July 23, 1999, from
          Chase Bank of Texas, National Association to Craftmade International,
          Inc., filed as Exhibit 10.16 to the Company's Quarterly Report on Form
          10-Q filed November 12, 1999 (file No. 000-26667) and herein incorporated by reference

27.1      Financial Data Schedule.