Form 10-Q
period 2000-03-31
CRAFTMADE INTERNATIONAL INC
filed 2000-05-15
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

6,210,361 shares of Common Stock were outstanding as of May 12, 2000.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2000 and 1999.

                  Condensed Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999.

                  Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended March 31, 2000.

                  Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999.

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                              FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                           ------------------------------     ------------------------------
                            March 31,          March 31,        March 31,         March 31,
                               2000              1999             2000              1999
                           ------------      ------------     ------------      ------------
Net Sales                  $     20,336      $     21,305     $     60,157      $     62,466
Cost of goods sold               14,119            13,887           39,526            40,006
                           ------------      ------------     ------------      ------------

  Gross profit                    6,217             7,418           20,631            22,460
                           ------------      ------------     ------------      ------------

Selling, general
 and administrative
 expenses                         4,607             4,921           13,480            12,793
Interest expense,net                445               276            1,150             1,004
Depreciation and
 amortization                       219               203              648               597
                           ------------      ------------     ------------      ------------

    Total expenses                5,271             5,400           15,278            14,394
                           ------------      ------------     ------------      ------------

Income before
 income taxes
 and minority interest              946             2,018            5,353             8,066

Provision for
 income taxes                       216               737            1,613             2,706
                           ------------      ------------     ------------      ------------

Income before
 minority interest                  730             1,281            3,740             5,360
Minority interest                  (339)                7             (879)             (617)
                           ------------      ------------     ------------      ------------

Net income                 $        391      $      1,288     $      2,861      $      4,743
                           ============      ============     ============      ============


Basic and diluted
 earnings per share        $        .06      $        .17     $        .41      $        .63
                           ============      ============     ============      ============

Cash dividends
declared
per common share           $        .02      $        .02     $        .06      $        .06
                           ============      ============     ============      ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                                     ASSETS



                                    March 31,      June 30,
                                      2000           1999
                                   ----------     ----------
                                        (In thousands)
Current assets:
  Cash                             $    1,127     $    1,563
  Accounts receivable - trade,
    net of allowance                   13,640         14,586
  Inventory, net of reserve            14,953         13,779
  Prepaid expenses and other
    current assets                      1,574          1,507
                                   ----------     ----------

   Total current assets                31,294         31,435
                                   ----------     ----------


Property and equipment, net             9,554          9,691
                                   ----------     ----------

Other assets:
  Goodwill, net                         5,236          5,543
  Other assets                             30             48
                                   ----------     ----------

         Total other assets             5,266          5,591
                                   ----------     ----------

                                   $   46,114     $   46,717
                                   ==========     ==========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                    March 31,        June 30,
                                                      2000             1999
                                                   -----------      -----------
Current liabilities:                                       (In thousands)
  Note payable, facility-
    current portion                                $       838      $       788
  Revolving line of credit                              15,700           11,950
  Accounts payable - trade                               3,332            4,174
  Accounts payable - commissions                           344              344
  Income taxes payable                                      --              446
  Other accrued liabilities                                340              426
                                                   -----------      -----------

         Total current liabilities                      20,554           18,128

  Note payable, facility -
    long term portion                                    8,362            4,677
  Other liabilities                                        407              549
                                                   -----------      -----------


  Total liabilities                                     29,323           23,354
                                                   -----------      -----------

Stockholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued                         32               32
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   9,316,535 shares issued                                  93               93
Additional paid-in capital                              12,453           12,453
Retained earnings                                       21,482           19,046
                                                   -----------      -----------
                                                        34,060           31,624
 Less:  treasury stock, 2,916,177
   and 1,917,677 common shares at
   cost as of March 31, 2000 and
   June 30, 1999, respectively
   and 32,000 preferred shares
        at cost                                        (17,269)          (8,261)
                                                   -----------      -----------
            Total stockholders' equity                  16,791           23,363
                                                   -----------      -----------

                                                   $    46,114      $    46,717
                                                   ===========      ===========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000


(In $thousands)                                                Series A   ADDITIONAL
                                                               Preferred   PAID-IN      RETAINED
                                        VOTING COMMON STOCK      Stock     CAPITAL      EARNINGS     TREASURY STOCK
                                       ---------------------     -----     -------      --------   -------------------
                                       Shares         Amount                                       Shares       Amount     Total
                                       ------         ------                                       ------       ------     -----
Balance as of June 30, 1999             9,317            $93      $32        $12,453   $19,046     1,950       ($8,261)   $23,363

Stock repurchase                                                                                     998        (9,008)    (9,008)

Net Income for the nine months
   ended March 31, 2000                                                                  2,861                              2,861

Cash Dividends                                                                            (425)                              (425)

Balance as of March 31, 2000            9,317            $93      $32        $12,453   $21,482     2,948      ($17,269)   $16,791

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           FOR THE NINE MONTHS ENDED
                                                         ------------------------------
                                                           March 31,          March 31,
                                                             2000              1999
                                                         ------------      ------------
                                                                 (In Thousands)
Net cash provided by
  operating activities                                   $      2,737      $      5,283
                                                         ------------      ------------


Cash flows from investing activities:
  TSI acquisition                                                   0            (2,041)
  Net additions to equipment                                     (204)             (372)
                                                         ------------      ------------

  Net cash used for investing activities                         (204)           (2,413)
                                                         ------------      ------------

Cash flows from financing activities:
  Principal payments on note payable - facility                  (581)           (1,141)
  Proceeds from note payable - facility                         4,316                --
  Stock repurchase                                             (9,008)             (994)
  Net proceeds from (principal payments for)
    revolving line of credit                                    3,750               279
  Proceeds from exercise of stock options                           0                10
  Cash dividends                                                 (425)             (402)
  Distributions to minority interest
    shareholders in subsidiary                                 (1,021)             (478)
                                                         ------------      ------------

Net cash used for financing activities                         (2,969)           (2,726)
                                                         ------------      ------------

Net increase (decrease) in cash                                  (436)              144

Cash at beginning of year                                       1,563               925
                                                         ------------      ------------

Cash at end of period                                    $      1,127      $      1,069
                                                         ============      ============


Supplemental disclosures of cash flow information:

                                                     FOR THE NINE MONTHS ENDED
                                                   -----------------------------
                                                     March 31,         March 31,
                                                       2000              1999
                                                   ------------     ------------
                                                          (In Thousands)
Cash paid during the period for:
  Interest                                         $      1,170     $      1,004
                                                   ============     ============

  Income taxes                                     $        377     $      2,800
                                                   ============     ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (Unaudited)


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

Certain amounts for the three and nine months ended March 31, 1999 have been reclassified to conform with the current quarter and nine months' presentation.

Note 2 - TREASURY STOCK PURCHASES

On March 17, 1999, the Company's Board of Directors authorized the Company's management to repurchase up to 200,000 shares of the Company's outstanding stock. During the first quarter of fiscal 2000 the Company repurchased the remaining 22,500 shares at an aggregate cost of $208,000 under this plan.

On August 13, 1999, and on October 29, 1999, the Company's Board of Directors authorized the Company's management to repurchase an additional 400,000 and 250,000 shares, respectively, of the Company's outstanding common stock. At March 31, 2000, the Company had repurchased 650,000 shares at an aggregate cost of $6,042,000 related to this plan.

On February 16, 2000 the Company's Board of Directors authorized the Company's management to repurchase an additional 1,500,000 shares of the Company's outstanding common stock. At March 31, 2000, the Company had repurchased 326,000 shares at an aggregate cost of $2,758,000 related to this plan.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 2000
                                   (Unaudited)
                                 (In Thousands)


Note 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                                   FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                  -----------------------------     -----------------------------
                                    March 31,       March 31,        March 31,        March 31,
                                      2000             1999             2000             1999
                                  ------------     ------------     ------------     ------------
Basic and  Diluted EPS

Numerator:
Net Income                        $        391     $      1,288     $      2,861     $      4,743
                                  ------------     ------------     ------------     ------------

Denominator:
Common
Shares
Outstanding                              6,671            7,551            6,954            7,550
                                  ------------     ------------     ------------     ------------

Basic EPS                         $        .06     $        .17     $        .41     $        .63
                                  ============     ============     ============     ============


Denominator:
Common Shares
Outstanding                              6,671            7,551            6,954            7,550
Options                                     --               14               --               15
                                  ------------     ------------     ------------     ------------
Total Shares                             6,671            7,565            6,954            7,565
                                  ============     ============     ============     ============

Diluted EPS                       $        .06     $        .17     $        .41     $        .63
                                  ============     ============     ============     ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (Unaudited)


Note 4 - DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 26, 2003, to manage its exposure to interest rate movements by effectively converting its long-term facility debt from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of March 31, 2000 was $4,373,009, which decreases as payments are made on the long-term debt. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (8.5625% at March 31, 2000) and receive a fixed rate of 8.125%. This agreement is accounted for as a hedge of fixed rate debt and interest rate differentials paid or received under this agreement will be recognized as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the swap agreement approximated ($98,019) at March 31, 2000. This amount approximates the present value of the difference between estimated future variable-rate payments and fixed-rate receipts and represents the amount the Company would have to pay to terminate the swap. This amount has not been recognized in the Condensed Consolidated Financial Statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the debt.


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (Unaudited)


Note 5 - SEGMENT INFORMATION (con't)
         ---------------------------

The following table presents information about the reportable segments (in thousands):

                                                Craftmade           TSI              Total
                                               ------------     ------------     ------------
For the three months ended March 31, 2000:
Net sales from external customers              $     11,672     $      8,664     $     20,336
Operating profit                                      1,266              125            1,391

For the three months ended March 31, 1999:
Net sales from external customers              $     11,233     $     10,072     $     21,305
Operating profit                                      1,515              779            2,294


For the nine months ended March 31, 2000:
Net sales from external customers              $     36,120     $     24,037     $     60,157
Operating profit                                      5,338            1,165            6,503


For the nine months ended March 31, 1999:
Net sales from external customers              $     34,444     $     28,022     $     62,466
Operating profit                                      6,032            3,038            9,070

March 31, 2000
Total Assets                                   $     27,827     $     18,287     $     46,114

March 31, 1999
Total Assets                                   $     28,267     $     18,450     $     46,717

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed under "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of these important factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control the Company.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Sales. Net sales decreased $969,000 to $20,336,000 for the three month period ended March 31, 2000 from $21,305,000 for the same three month period last year. Sales of the TSI divison declined $1,408,000, partially offset by a $439,000 increase in sales of the Craftmade division. Craftmade's sales benefited from an increase in fan sales of 11.2% or $756,000 for the three month period ended March 31, 2000 compared to the same period in the previous year. The increase in fan sales was partially offset by a $317,000 decline in sales of products other than fans, primarily related to a decline in sales of Durocraft (the lamp business of Craftmade, which is currently being phased out). The decline in sales of the TSI division was primarily due to the fact that the division recorded $1,469,000 in revenue from the sale of merchandise to a national wholesale club in the third quarter of fiscal 1999 which did not occur in the third quarter of fiscal 2000. The sale in the third quarter of fiscal 1999 represented a non-program purchase of promotional items consistent with the customer's strategy of continuously offering new products. The Company's management anticipates that future growth of the TSI division will come from expanding its product offerings, particularly through its 50% ownership interest in Design Trends, LLC, and consequently expanding its customer base to include regional and national specialty retailers and department stores in addition to the mass retailers and major home center customers it now serves.

Gross Profit. Gross profit for the three months ended March 31, 2000 decreased $1,201,000 to $6,217,000 (or 30.6% of net sales) from $7,418,000 (or 34.8% of net sales) for the same period of 1999. Excluding the effect of inventory write-downs, the gross margin of the Craftmade division increased $243,000, and gross margins improved to 43.3% of sales from 42.8% for the three months ended March 31, 2000 and 1999, respectively. Craftmade recorded a write-down of its Durocraft inventory of $517,000 or $0.05 per share net of income taxes. Gross profit from TSI decreased to 19.4% of net sales for the three months ended March 31, 2000 from 36.2% for the same period of the previous year. The decline in the gross margin of TSI was primarily due to an increase in direct shipment sales which carry lower margins than domestic shipments. TSI's gross margin was also impacted because the division recorded $194,000 in sales credits during the third quarter of fiscal 2000 which did not occur in the third quarter of fiscal 1999. These credits were issued to assist two of the division's largest customers in clearing inventory, and were in addition to credits issued under the terms of various sales allowance and rebate programs the Company has in place.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased to 22.7% of sales for the three months ended March 31, 2000 from 23.1% of sales for the three months ended March 31, 1999, or 0.4% as a percentage of net sales. Total SG&A expense of the Craftmade division decreased to 27.2% of sales from 28.6% of sales for the same period in the previous year, or 1.4% as a percentage of sales. The decline in SG&A expense as a percentage of sales demonstrates the Company's ability to leverage its fixed corporate operating expenses while increasing sales of the Craftmade division. For the three-month period ended March 31, 2000, SG&A expenses of the TSI division declined to 16.5% of sales compared to 17.0% of sales for the year-ago period, or 0.5% as a percentage of sales. The decline in SG&A expense of the TSI division was due to management's continued efforts to reduce costs and eliminate redundancies in SG&A subsequent to Craftmade's acquisition of TSI.

Interest Expense. Net interest expense increased $169,000 to $445,000 for the three months ended March 31, 2000 from $276,000 for the same three-month period last year. This increase was primarily the result of a net increase in the Company's line of credit during the nine months ended March 31, 2000. The proceeds were utilized to repurchase the Company's common stock during the period.

Minority Interest. Minority interest of ($339,000) and $7,000 for the three months ended March 31, 2000 and 1999, respectively, represented the 50% ownership of Prime Home Impressions, LLC ("PHI") by a non-Company owned member. The non-Company owned interest has been accounted for as a minority interest.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March, 1999

Net Sales. For the nine months ended March 31, 2000, net sales decreased $2,309,000 to $60,157,000 from $62,466,000 for the same nine-month period last year. This decrease was primarily represented by TSI's $3,985,000 decline in sales for the nine months ended March 31, 2000 offset partially by a $1,676,000 increase in Craftmade's sales for the period. Net sales of TSI declined as one of TSI's major customers reduced its level of purchasing during the first quarter of fiscal 2000 while it continued to sell previously purchased inventory. Sales were also impacted by a substantial reduction in the purchases of another customer, a national wholesale club, that occurred in the third quarter. Craftmade's sales benefited from increased fan sales during the period, partially offset by declining lamp sales, consistent with results for the three-month period ended March 31, 2000.

Gross Profit. For the nine month period ended March 31, 2000, gross profit decreased to 34.3% of sales or $20,631,000 in fiscal 2000 from 36.0% of sales or $22,460,000 in fiscal 1999. Craftmade's gross margins declined to 42.2% from 43.1% for the nine months ended March 31, 2000 and 1999, respectively. Excluding the $517,000 write-down of the Durocraft inventory in the third quarter of fiscal 2000, the gross margin of the Craftmade division increased to 43.7% of sales for the nine-month period ended March 31, 2000. Gross profit from TSI declined to 22.4% of sales compared to 27.2% for the same period in the previous year. The decline in TSI's gross margin was due to an increase in direct shipment sales, which carry lower margins than domestic shipments, as well as additional rebates provided to two of the division's larger customers to assist in clearing certain categories of slow-moving inventory.

Selling, General and Administrative Expenses. For the nine month period ended March 31, 2000, total selling, general and administrative expense increased to $13,480,000 or 22.4% of sales compared to $12,793,000 or 20.5% of sales for the same period last year. SG&A expenses of Craftmade increased to $9,630,000 or 26.7% of sales compared to $8,557,000 or 24.8% of sales for the same period last year. The increase in SG&A expense dollars of Craftmade is primarily attributable to increases in commissions and certain other costs directly correlated to the sales increase experienced by Craftmade and to the increase in employee costs related to the growth in the Company's labor force necessary to meet its increased sales. The increase in SG&A expenses of Craftmade as a percentage of sales was primarily due to the decline in lamp sales during the fiscal year 2000 period, which resulted in the de-leveraging of SG&A expenses compared to the same period in the previous year when lamp inventory was being aggressively liquidated. For the nine-month period ending March 31, 2000, SG&A expenses of TSI increased as a percentage of sales to 16.0% of sales compared to 15.1% for the same period in the previous year, primarily as a result of the decline in revenues the division experienced in the first and third quarter of fiscal 2000.

Interest Expense. For the nine-month period ended March 31, 2000, net interest expense increased to $1,150,000 compared to $1,004,000 for the same period in the previous year. This increase was primarily the result of a net increase in the Company's line of credit during the nine months ended March 31, 2000. The proceeds were utilized to repurchase the Company's common stock during the period.

Minority Interest. Minority interest of $879,000 and $617,000 for the nine months ended March 31, 2000 and 1999, respectively, represented the 50% ownership of PHI by a non-Company owned member. The non-Company owned interest has been accounted for as a minority interest.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $1,613,000 or 36.0% of net income before taxes but after minority interest, for the nine months ended March 31, 2000 from $2,706,000 or 36.3% for the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased $436,000 from $1,563,000 at June 30, 1999 to $1,127,000 at March 31, 2000. The Company's operating activities provided cash of $2,737,000, primarily attributable to the Company's net income from operations.

The $204,000 of cash used for investing activities related to the purchase of general warehouse, office and computer equipment.

The $2,969,000 of cash used for financing activities was primarily the result of
(i) the repurchase of 998,500 shares of the Company's common stock pursuant to the Company's stock repurchase plans, at an aggregate cost of $9,008,000, (ii) distributions to PHI's minority interest holder of $1,021,000, (iii) principal payments of $581,000 on the Company's notes payable, and (iv) cash dividends of $425,000. These amounts were partially offset by the net advance of $3,750,000 under the Company's lines of credit, and the advance of $4,316,000 under the terms of the loan modification agreement pursuant to the Company's facility note payable. It is management's intention to repurchase the

Company's common stock from time to time under Board approved plans as long as the Company's common stock continues to present an attractive investment for the Company.

At March 31, 2000, subject to continued compliance with certain covenants and restrictions, the Company had $16,000,000 available on its line of credit, of which $14,000,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $1,700,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments approximating $1,400,000 under the facility note payable, fund anticipated capital expenditures, fund possible future stock repurchase plans, as well as fund its projected growth over the next twelve months.

During the third quarter of fiscal 2000, the Company entered into an agreement with Allianz Life Insurance Company to modify the terms of the Company's facility note payable dated December 21, 1995, to provide for an increase in the principal amount to $9,200,000. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

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

The notiional principal amount of the Swap Agreement was $4,373,000 at March 31, 2000. During the term of the Swap Agreement, the Company receives a fixed rate of interest (8.125%) from Chase on such Notional Amount in consideration of its obligation to pay a floating rate of interest on such Notional Amount. The floating rate of interest is based on the regularly published London Interbank Offered Rate ("LIBOR")plus 2.43%. The Swap Agreement matures on December 26, 2003.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $44,000. Consequently, an increase in LIBOR of five percent (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $219,000.

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

             10.15 ISDA Master Agreement and Schedule, dated June 17, 1999, by and among Chase Bank of Texas, National Association, Craftmade International, Inc., Durocraft International, Inc. and Trade Source International, Inc., filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

             10.16 Confirmation under ISDA Master Agreement, dated July 23, 1999, from Chase Bank of Texas, National Association to Craftmade International, Inc., filed as Exhibit 10.165 to the Company's Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

            10.17* Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade

                    International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and The Frost National Bank.

             10.18* Letter Agreement Concerning Fifth Amendment to Credit
                    Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International, Inc., Trade Source International, Inc., and C/D/R Incorporated.

             10.19* Sixth Amendment to Credit Agreement, dated November 12,
                    1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and The Frost National Bank.

             10.20* First Modification Agreement, dated March 9, 2000, by and between Craftmade International, Inc., a Delaware corporation, and Allianz Life Insurance Company of North America, a Minnesota corporation.

             27.1*  Financial Data Schedule.

             -----------
             * Filed herewith.


        b).  Reports on Form 8-K

             None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CRAFTMADE INTERNATIONAL, INC.
                                               -----------------------------
                                                       (Registrant)



Date     May 12, 2000                          /s/  James R. Ridings
    ---------------------                      ---------------------------
                                                     JAMES R. RIDINGS
                                                    President and Chief
                                                     Executive Officer


Date     May 12, 2000                          /s/  Kathleen B. Oher
    ---------------------                      ---------------------------
                                                    KATHLEEN B. OHER
                                                  Chief Financial Officer

                                Index to Exhibits

Exhibit
Number                              Description
-------                             -----------
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

10.15 ISDA Master Agreement and Schedule, dated June 17, 1999, by and among Chase Bank of Texas, National Association, Craftmade
                  International, Inc., Durocraft International, Inc. and Trade
                  Source International, Inc., filed as Exhibit 10.15 to the
                  Company's Quarterly Report on Form 10Q filed November 12, 1999
                  (File No. 000-26667) and herein incorporated by reference.

10.16 Confirmation under ISDA Master Agreement, dated July 23, 1999, from Chase Bank of Texas, National Association to Craftmade
                  International, Inc., filed as Exhibit 10.16 to the Company's
                  Quarterly Report on Form 10Q filed November 12, 1999 (File No.
                  000-26667) and herein incorporated by reference.

10.17* Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase
                  Bank of Texas, National Association and The Frost National
                  Bank.

10.18*            Letter Agreement Concerning Fifth Amendment to Credit
                  Agreement, dated August 11, 1999, from Chase Bank of Texas,
                  N.A. and Frost National Bank to Craftmade International, Inc.,
                  Durocraft International, Inc., Trade Source International,
                  Inc., and C/D/R Incorporated.

10.19* Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase
                  Bank of Texas, National Association and The Frost National
                  Bank.

10.20* First Modification Agreement, dated March 9, 2000, by and between Craftmade International, Inc., a Delaware corporation, and Allianz Life Insurance Company of North America, a
                  Minnesota corporation.

27.1*            Financial Data Schedule.


-------------
*Filed herewith.