Form 10-K
period 2000-06-30
CRAFTMADE INTERNATIONAL INC
filed 2000-09-26
CIK 856250

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

For the fiscal year ended June 30, 2000           Commission file number 1-10471

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

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of August 31, 2000, was $31,032,196.

         The number of shares outstanding of the registrant's $.01 par value common stock as of August 31, 2000 was 6,000,058.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement pertaining to the registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                      INDEX


PART I

       Item 1.  Business...................................................................................   1

       Item 2.  Properties.................................................................................   6

       Item 3.  Legal Proceedings..........................................................................   6

       Item 4.  Submission of Matters to a Vote of Stockholders............................................   6


PART II

       Item 5.  Market for the Registrant's Common Stock and Related
                Stockholder Matters........................................................................   7

       Item 6.  Selected Financial Data....................................................................   8

       Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................................   8

       Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................  12

       Item 8.  Financial Statements and Supplementary Data................................................  13

       Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................................................  13


PART III

       Item 10. Directors and Executive Officers of the Registrant.........................................  14

       Item 11. Executive Compensation.....................................................................  14

       Item 12. Security Ownership of Certain Beneficial Owners
                and Management.............................................................................  14

       Item 13. Certain Relationships and Related Transactions.............................................  14


PART IV

       Item 14. Exhibits, Financial Statements, Financial Statement
                Schedule and Reports on Form 8-K...........................................................  15

       Signatures  ........................................................................................  18

                                     PART 1

Item 1. Business

THE COMPANY

Craftmade International, Inc. ("Craftmade") was incorporated in the state of Texas on July 16, 1985 and reincorporated in the state of Delaware in December 1991. Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories to a nationwide network of over 1,600 lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. An arrangement with Fanthing Electrical Corp. ("Fanthing"), in Taichung, Taiwan was completed in August 1986 for the manufacture of ceiling fans designed to Craftmade's specifications. Craftmade's ceiling fan product line consists of over two dozen series of premium priced to lower priced ceiling fans and is distributed under the Craftmade(R) trade name. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bathstrip lighting and over forty designs of outdoor lighting are marketed under its Accolade(R) trade name. Craftmade purchases substantially all of its light kits from Sunlit Industries ("Sunlit"), in Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management's judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. Craftmade's national sales organization, which consists of 33 independent sales groups employing approximately 65 sales representatives, markets its products to its distribution network of lighting showrooms and electrical wholesalers. Craftmade also assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses and imports and distributes a variety of cables and components for the telephone and communications industries.

Effective July 1, 1998, Craftmade entered into an agreement and plan of merger in which Trade Source International, Inc., a California corporation ("TSI California"), merged with and into Trade Source International, Inc., a Delaware corporation and wholly-owned subsidiary of Craftmade ("TSI"). TSI is principally engaged in the design, distribution and marketing of outdoor lighting and the sale of fan accessories to mass merchandisers.

Craftmade, TSI and their wholly-owned subsidiaries are collectively referred to in this report as the "Company."

See Note 16 - Segment Information in the Notes to Consolidated Financial Statements for certain financial information about the Company's two segments, Craftmade and TSI.

CRAFTMADE PRODUCTS

CEILING FANS -- Craftmade's ceiling fan product line consists of over two dozen fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade's fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade's light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Constantina, Crescent and Presidential series to various low-end builder series. Craftmade's fans come in five motor sizes, five blade sizes and over three dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Craftmade provides warranties ranging from 10 years to lifetime on the fan motor of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. Craftmade also provides a limited lifetime warranty on its higher-end series of fans. While Craftmade's agreement with Fanthing does not contain provisions relating to adjustments or returns as a result of product defects, Fanthing has previously extended Craftmade full credit for any product returns during the period of their working relationship. Ceiling fans accounted for 33%, 32% and 68% of the Company's sales for fiscal 2000, 1999 and 1998 respectively.

LIGHT KITS -- Craftmade markets nearly eighty models of light kits in various colors which may be utilized with Craftmade's ceiling fans or other ceiling fans. These kits, which consist of the glass shades and fitters, represent less than 10% of the Company's sales in fiscal 2000 and fiscal 1999 and 15% of the Company's sales in fiscal 1998.

BATHSTRIP LIGHTING -- Craftmade markets nearly two dozen series of bathstrip lighting in different lengths and decorative finishes under the Accolade(R) trade name. Craftmade plans to add finishes and series from time to time based on customer demand. Bathstrip lighting represents less than 10% of the Company's fiscal 2000, 1999 and 1998 sales.

OUTDOOR LIGHTING - During fiscal 1999, Craftmade began marketing over forty designs of outdoor lighting in different decorative finishes under the Accolade(R) trade name. Craftmade plans to add finishes and designs from time to time based on customer demand. Outdoor lighting represents less than 10% of the Company's fiscal 2000 and fiscal 1999 sales.

ACCESSORIES -- Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal downrods for use with ceiling fans. Accessory sales represent 12% of the Company's fiscal 2000 sales, and less than 10% of the Company's fiscal 1999 and 1998 sales.

LAMPS - Craftmade assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses to be sold under private brand labels. The lamps are assembled at the Company's facilities in Coppell, Texas and consist of wood, solid brass, zinc coated, crystal, ceramic and porcelain table, floor and desk lamps, as well as hanging lantern kits. Craftmade's lamp sales represent less than 10% of the Company's fiscal 2000, 1999 and 1998 sales.

CABLE COMPONENTS - Craftmade distributes various cable components, including connectors and switches that it acquires from Asian manufacturers for use with computers and telephone board circuitry. Sales of cable components represent less than 10% of the Company's fiscal 2000, 1999 and 1998 sales.

TSI PRODUCTS

CEILING FANS - During fiscal 2000, the Company began marketing selected ceiling fans to TSI's mass merchandiser customers in accordance with the Company's cross-market product expansion plans. TSI's sales of ceiling fans represent less than 10% of the Company's fiscal 2000 sales.

OUTDOOR LIGHTING - TSI markets over sixty designs of outdoor lighting in different decorative finishes to various mass merchandisers. TSI's sales of outdoor lighting represent 28% and 34% of the Company's fiscal 2000 and 1999 sales, respectively.

ACCESSORIES - TSI also markets various fan accessories, including universal downrods, pullchains and ceiling medallions, to various mass merchandisers through its 50% owned company, Prime/Home Impressions, LLC. TSI's accessories sales represent 11% and 10% of the Company's fiscal 2000 and 1999 sales, respectively.

INDOOR LIGHTING - During fiscal 2000, the Company began marketing floor and table lamps, chandeliers and wall sconces designed by Pat Dolan to various mass merchandisers through its 50% owned company, Design Trends, LLC. TSI's sales of indoor lighting represent less than 10% of the Company's fiscal 2000 sales.

MANUFACTURING

Craftmade's ceiling fans, bathstrip lighting and substantially all of its light kits and certain accessories are produced by Fanthing and Sunlit. Craftmade selected Fanthing in August 1986 to manufacture all of its ceiling fans and certain fan accessories based on the Company's belief that Fanthing has the capability to produce and ship a wide variety of product on a cost effective basis while maintaining excellent quality control in the manufacturing process. In 1989, Craftmade and Fanthing entered into a formal written agreement that is terminable on 180 days prior notice. The written agreement does not obligate Fanthing to produce and sell fans to Craftmade in any specified quantity, nor does it obligate Fanthing to sell products to Craftmade at a fixed price. Fanthing is permitted under the arrangement to manufacture ceiling fans for other distributors provided such ceiling fans are not a replication of Craftmade's series or models. Fanthing also manufactures certain ceiling fan accessories, such as downrods, which are sold by Craftmade independently of its ceiling fans.

Fanthing has provided Craftmade with a $1,000,000 credit facility, pursuant to which Fanthing will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately three weeks' supply of ceiling fans and represents a supplier commitment that the Company's management believes is unusual for the industry and favorable to the Company. Fanthing is not required to provide this credit facility under its agreement with Craftmade, and Fanthing may discontinue this credit facility at any time. Craftmade places orders with Fanthing in anticipation of normally recurring orders. In the ordinary course of business, orders are filled within 60 days, which includes approximately 20 days for transport. All orders are in U.S. dollars. In the event of any fluctuation in exchange rates exceeding approximately 5%, any future orders placed by Craftmade may be adjusted accordingly. Ceiling fans are shipped in container-size lots, generally consisting of 1,600 fan units. Delivery is made in Dallas, Texas upon presentment of documents by Craftmade's designated freight forwarder following payment for such containers at Fanthing's bank in Taiwan.

Under a stock purchase agreement between the Company and Fancy Industrial, Inc. ("Fancy"), a Texas corporation and a wholly-owned subsidiary of Fanthing, the Company, at its option, may repurchase 227,691 shares of the Company's common stock owned by Fancy for an aggregate purchase price of $138,000. At June 30, 2000 and 1999, the fair value of the option approximated $1,537,000 and $2,960,000 respectively. The Company has no intention to reacquire any shares from Fancy at this time. The Company's management currently believes that Craftmade's relationship with Fanthing and its ability to supply quality ceiling fans at competitive prices have been critical to the success of Craftmade. The Company's management currently believes Craftmade's relationship with Fanthing is excellent and foresees no reason, based on its association to date, for such relationship to deteriorate. If for any reason Fanthing were to discontinue its relationship with Craftmade in the future or should it be unable to continue to supply sufficient amounts of Craftmade products, Craftmade would be required to seek alternative sources of supply. The Company's management currently believes Craftmade could secure alternative sources of supply with minimal business disruption.

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

Craftmade assembles its lamps at its Coppell facility. This assembly includes the placement of the base, cap and shade together with the necessary wiring. Substantially all of the components are manufactured by domestic and foreign manufacturers located in Taiwan, China and Germany; however, Craftmade does undertake limited manufacturing of certain shade components. Craftmade purchases its components on a non-exclusive basis from such suppliers on either open account or through letters of credit.

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

DISTRIBUTION

Craftmade's products are marketed through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, outdoor lighting and accessories are distributed through 33 independent sales groups on a national basis (except for Alaska and Hawaii). Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force for Craftmade's products of approximately 65 sales representatives, which represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During fiscal 2000, 1999 and 1998, no single lighting showroom or electrical wholesaler accounted for more than 2% of Craftmade's sales.

Sales representatives are carefully selected and continually evaluated in order to promote high-level representation of Craftmade's products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market its products. Additional training is provided on a regular basis, especially for new product series, at semi-annual trade shows held throughout the United States. Management believes it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to Craftmade and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of Craftmade's products as well as the ongoing administrative and marketing support that Craftmade provides to its sales representatives.

All of TSI's sales are to mass merchandisers. During fiscal 2000, TSI's two largest customers represented 48% and 25% of TSI's sales, (19% and 10% of consolidated sales, respectively). During fiscal 1999, TSI's sales to its two largest customers were 47% and 29%, (20% and 13% of consolidated sales, respectively). The majority of TSI's sales are by direct shipment. The remaining sales are shipped from the Company's Coppell, Texas facility. TSI utilizes an internal sales force to market its products and sales representatives to service specific mass merchandiser locations.

MARKETING

Craftmade relies primarily on the reputation of its ceiling fans, outdoor lighting and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of its products. The principal markets for Craftmade's products are the new home construction, remodelling and replacement markets. Craftmade utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog. Craftmade also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (January and June) and maintains a showroom at the Dallas Trade Mart. Craftmade provides warranties ranging from 10 years to lifetime on the fan motor of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. Craftmade also provides a limited lifetime warranty on its higher-end series of fans. The Company's management believes these warranties are highly attractive to dealers and consumers alike.

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

For information concerning revenues of the Company attributable to foreign and domestic customers, along with information concerning foreign and domestic long-lived assets of the Company, see Note 16 - Segment Information in the Notes to Consolidated Financial Statements.

PRODUCT EXPANSION

Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During fiscal 2000, Craftmade introduced four new series of fans (Solo, Warbird, Max Air 29 and Terrace). The Company also expanded its light kit product line to include under cabinet lighting and additional parts and accessories complementing its various product lines. The Company's management will continue to search for opportunities for product expansion that it considers complementary to the Company's existing product lines.

Over the next year, the Company plans to enlarge its presence in the mass merchandiser market by introducing new lines of interior lighting products to TSI's customer base. In addition, the Company will continue to seek opportunities to cross-market products between the two companies without jeopardizing existing business. In June 2000, outdoor lighting was added to Craftmade's lighting showroom catalog which is distributed to over 1,600 lighting showrooms. The expansion of the catalog is expected to significantly increase cross-marketing opportunities in fiscal 2001.

The Company's product sales, particularly ceiling fans, are somewhat seasonal with sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters.

BACKLOG

Backlog is not material to the Company's operations as substantially all of the Company's products are shipped to customers within 48 hours following receipt of orders. Presently, the Company is accepting orders based on product availability.

COMPETITION

The ceiling fan and lighting fixture market is highly competitive at all levels of operation. Some of the major companies in the ceiling fan industry include Casablanca, Hunter, Monte Carlo, Quorum, Emerson Electric and Taconi. A number of other well-established companies are also currently engaged in activities that compete directly with those of Craftmade. Some of Craftmade's competitors are better established, have longer operating histories, substantially greater financial resources or greater name recognition than Craftmade. However, the Company's management believes that the quality of Craftmade's products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable Craftmade to compete successfully in these highly competitive markets.

The mass merchandiser market is also highly competitive. TSI competes with numerous companies located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer's Fountain, American Lantern, Murray Feiss, and Minka. In addition, mass merchandisers themselves will, at times, compete directly against TSI by purchasing private label products from TSI's vendors. However, the Company's management believes that TSI has positioned itself with its customers in a manner that reduces some of the risks involved of competing in the mass merchandiser market.

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

PRODUCT LIABILITY

The Company is engaged in businesses that could expose it to possible claims for injury resulting from the failure of its products sold. While no material claims have been made against the Company since its inception and the Company maintains product liability insurance, there can be no assurance that claims will not arise in the future or that the coverage of such policy will be sufficient to pay such claims.

PATENTS AND TRADEMARKS

The Company does not believe that patent protection is significant to most of its products or current business operations. The Company, however, has patented certain of its product designs and the functional features of some of its products, including a patent on its Cathedral Ceiling Adapter and the Carousel light kit. The expiration dates of Craftmade's patents (excluding pending applications) currently range from 2008 to 2014. In addition, Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company's management does not believe that such patents are material to the production of Craftmade products. From time to time, the Company also enters into license agreements with various designers of the Company's products, including license agreements concerning licenses on patents for eight series of fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade(R), Accolade(R) and Durocraft(R), along with the product names of certain of its designs, with the United States Patent and Trademark Office.

EMPLOYEES

As of July 31, 2000, the Company employed a total of 123 full time employees, including three executive officers, two TSI officers, twenty-two managers, twenty-nine clerical and administrative personnel, sixteen marketing personnel; thirty-six warehouse personnel and fifteen production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

Item 2. Properties

The Company's headquarters are located in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space and is used by both Craftmade and TSI. The Company's management believes that this Company-owned facility will be sufficient for its purposes for the foreseeable future. See Note 5 - Note Payable in the Notes to Consolidated Financial Statements.

The Company also leases permanent display facilities at the Dallas Trade Mart. The lease will expire in September 2003 and provides for monthly rental payments of approximately $4,000.

TSI leases office space from an employee of TSI. This lease is for $4,500 per month and expires June 30, 2001.

Item 3. Legal Proceedings

The Company is currently not a party to any material legal or administrative proceedings.

Item 4. Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2000.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The initial public offering price of the Company's common stock in April 1990 was $1.55 per share, adjusted for the Company's three-for-two stock splits effective October 30, 1998 and October 31, 1997. The common stock trades on Nasdaq under the symbol CRFT. On July 16, 1992, the Company was approved for inclusion in the National Market System of Nasdaq.

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of common stock on the Nasdaq National Market System, as reported by Nasdaq and adjusted for the Company's three-for-two stock splits.


                                                                            Dividends
                                                       High       Low       per share
                                                       ----       ---       ---------
Fiscal Year Ended June 30, 1999:
     First Quarter                                    $12.92     $ 8.45     $  .02
     Second Quarter                                    16.63       7.67        .02
     Third Quarter                                     17.13      13.81        .02
     Fourth Quarter                                    14.50      11.69        .02

Fiscal Year Ended June 30, 2000:
     First Quarter                                     14.88       6.88        .02
     Second Quarter                                     9.56       5.75        .02
     Third Quarter                                      9.69       6.13        .02
     Fourth Quarter                                     7.38       4.00        .04

Fiscal Year Ended June 30, 2001:
     First Quarter (Through July 31, 2000)              8.75       6.38

On August 31, 2000, there were 102 holders of record of the Company's common stock.

Computershare Investor Services, 311 West Monroe Street, 14th Floor, Chicago, Illinois 60606, is the transfer agent and registrar for the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

On July 1, 1998, the Company acquired all of the outstanding capital stock of TSI California through the merger of TSI California with and into TSI, a wholly-owned subsidiary of Craftmade. Pursuant to the merger, the Company issued 595,450 and 388,411 shares of common stock, as adjusted for the Company's three-for-two stock split effective October 30, 1998, to Neall and Leslie Humphrey and John DeBlois, respectively, the former shareholders of TSI California. The shares were issued in a private offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected financial data in the tables below are for the five fiscal years ended June 30, 2000. The data should be read in conjunction with the financial statements and notes, which are included elsewhere herein. Effective July 1, 1998 the Company acquired TSI. This acquisition may affect the comparability of the information contained in the tables below.

                                                          For the years ended
                                        --------------------------------------------------------
                                                 (in thousands, except per share data)

                                        June 30,    June 30,    June 30,    June 30,    June 30,
                                         2000         1999        1998        1997        1996
                                        --------    --------    --------    --------    --------
Selected Operating Results:
--------------------------
Net sales                               $85,499     $84,986     $40,903     $39,523     $36,320
Gross profit                             29,859      30,295      16,325      14,261      12,884
Net income                                4,280       5,689       3,046       2,113       1,826
Basic and diluted earnings
   per common share                         .63         .76         .46         .31         .25
Cash dividends declared
   per common share                     $   .10     $   .08     $   .08     $   .05     $   .04
Basic common
    shares outstanding                    6,781       7,523       6,544       6,834       7,321
Diluted common
    shares outstanding                    6,781       7,535       6,557       6,838       7,326


                                        June 30,    June 30,    June 30,    June 30,    June 30,
                                          2000        1999        1998        1997        1996
                                        --------    --------    --------    --------    --------
Summary Balance Sheet:
---------------------
Current assets                          $35,483     $31,975     $18,974     $20,431     $17,835
Current liabilities                      24,221      18,668       8,837      11,487       8,799
Long-term debt                            8,588       4,677       6,077       7,989       8,519
Total assets                             50,101      47,257      28,350      30,278      27,996
Stockholders' equity                     16,959      23,363      13,338      10,720      10,633
Book value per common share             $  2.74     $  3.16     $  2.03     $  1.63     $  1.47

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

With the exception of historical information, the matters discussed in this Item 7 and elsewhere in this Annual Report on Form 10-K contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by the forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

On July 1, 1998, Craftmade acquired Trade Source International, Inc. ("TSI"). As a result, the operations and financial position of TSI are included in the operations and financial position of the Company for fiscal 2000 and 1999 only. See Note 3 - TSI Acquisition in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2000 compared to fiscal year ended June 30, 1999.

Net sales increased $513,000 to $85,499,000 for the year ended June 30, 2000 from $84,986,000 for the year ended June 30, 1999. Sales of the Craftmade division increased $2,834,000, which was partially offset by a $2,321,000 decline in sales of the TSI division. Craftmade's sales benefited from an increase in fan sales of $2,226,000, or 8.5%, for the year ended June 30, 2000 compared to the previous year. The Company's management anticipates that Craftmade will continue to benefit from its marketing strategy of selective expansion of its distribution base and the updating of Craftmade's product lines. In addition, the Company's strategy of marketing selected TSI products through Craftmade's distribution channel produced approximately $2,225,000 in net sales for Craftmade for the year ended June 30, 2000 compared to $850,000 in the previous year. The decline in sales of the TSI division was partially due to the fact that one of TSI's major customers reduced its level of purchasing during the first quarter of fiscal 2000 while it continued to sell previously purchased inventory. The Company's management anticipates that future growth of the TSI division will come from expanding its product offerings, particularly through its 50% ownership interest in Design Trends, LLC, and consequently expanding its customer base to include regional and national specialty retailers and department stores in addition to the mass retailers and major home center customers it now serves.

Gross profit declined to 34.9% of sales, or $29,859,000, for the year ended June 30, 2000 compared to 35.6% of sales, or $30,295,000, for the year ended June 30, 1999. The gross margin of the Craftmade division declined to 42.5% from 43.0% for the year ended June 30, 1999, primarily due to the write-down of the lamp inventory to estimated net realizable value. TSI's gross profit margin declined to 23.9% compared to 26.2% for the year ended June 30, 1999. The decline was due to an increase in direct shipment sales from foreign manufacturers, which carry lower margins than domestic shipments, as well as additional rebates provided to two of the division's larger customers to assist in clearing certain categories of slow-moving inventory.

Total selling, general and administrative (SG&A) expenses increased $1,107,000 to $19,329,000, or 22.6% of net sales, for the year ended June 30, 2000 from $18,222,000, or 21.4% of net sales, for the year ended June 30, 1999. SG&A expenses of the Craftmade division increased to $13,704,000 or 27.1% of net sales compared to $12,155,000 or 25.5% of net sales in the previous year. The increase in SG&A expenses of Craftmade as a percentage of sales was primarily due to the decline in lamp sales during the year ended June 30, 2000, which resulted in the de-leveraging of SG&A expenses compared to the previous year when lamp inventory was being aggressively liquidated. The increase in SG&A expense dollars of Craftmade is primarily attributable to increases in commissions and certain other costs directly correlated to the sales increase experienced by Craftmade and to the increase in employee costs related to the growth in the Company's labor force necessary to meet its increased sales. SG&A expenses from TSI declined $442,000 to $5,625,000 or 16.1% of net sales from $6,067,000 or 16.3% of net sales for the year ended June 30, 1999. Lower SG&A expenses as a percentage of sales were achieved by TSI due to sales via direct shipments from vendor facilities.

Net interest expense increased $352,000 to $1,645,000 for the year ended June 30, 2000 from $1,293,000 for the year ended June 30, 1999. This increase was primarily the result of a net increase in the Company's revolving lines of credit and an increase in the Company's note payable. The proceeds were utilized to repurchase the Company's common stock.

The provision for income taxes declined to $2,583,000 or 37.6% of income before taxes but after minority interest, for the year ended June 30, 2000 from $3,336,000, or 36.9% of income before taxes but after minority interest for the year ended June 30, 1999. The increase in the effective rate relates to an increase in non-deductible expenses, primarily amortization of goodwill, as a percentage of pretax income.

Minority interest of $1,148,000 for the year ended June 30, 2000 represented the 50% ownership of PHI and Design Trends by non-company owned members. The non-Company owned interests have been accounted for as a minority interest.

Net income declined to $4,280,000, or diluted earnings per common share of $.63, for the year ended June 30, 2000 from $5,689,000, or diluted earnings per common share of $.76, for the year ended June 30, 1999. The decline in net income was primarily attributable to the decline in TSI's sales and gross margins, and the de-leveraging of SG&A expenses in the Craftmade division due to the lower sales of lamp products compared to the year ended June 30, 1999.


Fiscal year ended June 30, 1999 compared to fiscal year ended June 30, 1998.

Net sales increased to $84,986,000 for the year ended June 30, 1999 from $40,903,000 for the year ended June 30, 1998, representing an increase of $44,083,000. Net sales of TSI represented $37,260,000 of this increase. The remaining increase of $6,823,000 or 16.7% was primarily the result of an increase in sales from Craftmade which continued to receive the benefits from a strong housing market and the aggressive marketing strategy begun in fiscal 1998 of revising product mix to meet market demands, providing more competitive pricing for its customer base and introducing innovatively-designed proprietary products across all product lines. In connection with this strategy, Craftmade introduced four new styles of fans that generated an additional $1,589,000 in sales for fiscal 1999. Also, sales from Craftmade's bathstrip lighting product line increased 37% to $3,348,000 this fiscal year, as this product line continued to gain market share. In addition, the Company's strategy of marketing selected TSI products through Craftmade's distribution channel produced approximately $850,000 in net sales for Craftmade in fiscal 1999. TSI's sales were strong through the first three quarters of fiscal 1999. However, TSI experienced a temporary weakness in orders in the fourth quarter from a major customer while that customer reduced inventory stocking levels.

Gross profit increased to $30,295,000 for the year ended June 30, 1999 compared to $16,325,000 for the year ended June 30, 1998. Gross profit from TSI represented $9,757,000 of this increase. The remaining increase of $4,213,000 was primarily the result of Craftmade's increasing sales. The decline in gross profit margin from 39.9% for the year ended June 30, 1998 to 35.6% for the year ended June 30, 1999 was primarily attributable to the TSI acquisition. TSI's gross profit margin was 26.2% for the year ended June 30, 1999. Craftmade's gross profit margin increased from 39.9% in fiscal 1998 to 43.0% in fiscal 1999. The increase in gross margins was attributable to the success of Craftmade's higher-end, proprietary products that carry higher margins.

Total SG&A expenses increased $8,161,000 to $18,222,000, or 21.4% of net sales, for the year ended June 30, 1999 from $10,061,000, or 24.6% of net sales, for the year ended June 30, 1998. Total SG&A expenses from TSI represented $6,067,000 of this increase. Total SG&A expenses as a percentage of sales for TSI were 16.3% for the year ended June 30, 1999 and included a charge of $427,000 related to the uncollectibility of an accounts receivable balance from one of its customers that filed bankruptcy. The remaining increase of $2,094,000 was primarily attributable to increases in commissions and certain other costs directly correlated to the sales increase experienced by Craftmade and to the increase in employee costs related to the growth in the Company's labor force necessary to meet its increased sales. Total SG&A expenses as a percentage of sales, excluding TSI, were 25.5% for the year ended June 30, 1999 compared to 24.6% for the year ended June 30, 1998. This increase as a percentage of sales was attributable to Craftmade incurring certain costs necessary to support the additional responsibilities resulting from the TSI acquisition and the expensing of certain costs associated with the TSI acquisition.

Net interest expense increased $62,000 to $1,293,000 for the year ended June 30, 1999 from $1,231,000 for the year ended June 30, 1998. Net interest expense from TSI represented $113,000 of the interest expense for the year ended June 30, 1999 and related to interest expense from PHI's line of credit. Craftmade interest expense decreased $51,000 as a result of additional facility note payments of $600,000 and a more favorable borrowing rate. Craftmade utilized funds from its line of credit to provide the $3,621,000 in cash required for the TSI acquisition.

The provision for income taxes increased to $3,336,000, or 37% of income before taxes but after minority interest, for the year ended June 30, 1999 from $1,734,000, or 36% of income before taxes, for the year ended June 30, 1998. The increase in the effective rate relates to higher state income taxes associated with operations in California.

Minority interest of $950,000 for the year ended June 30, 1999 represented the 50% ownership of PHI by a non-company owned member.

Net income increased to $5,689,000, or diluted earnings per common share of $.76 for the year ended June 30, 1999 from $3,046,000, or diluted earnings per common share of $.46 for the year ended June 30, 1998. This increase in net income was primarily attributable to the net income of $1,250,000 that TSI generated for fiscal 1999 and the increase in sales and gross profit margin achieved by Craftmade.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 2000.

The Company's cash decreased $392,000, from $1,563,000 at June 30, 1999 to $1,171,000 at June 30, 2000. The Company's operating activities provided cash of $2,652,000 during the year ended June 30, 2000 compared to $5,919,000 during the year ended June 30, 1999. This cash flow was primarily attributable to the Company's net income from operations which was partially offset by increases in accounts receivable and inventory levels.

In order to meet its own delivery policies and to ensure that it has a sufficient allotment of goods on hand from its overseas suppliers, the Company maintains a significant level of inventory totaling $15,322,000 at June 30, 2000. Management believes that the Company has sufficient amounts of working capital, trade credit and availability under its bank lines to fund this level of inventory.

Cash used for investing activities of $234,000 was primarily related to the purchase of general warehouse, office and computer equipment.

Cash used for financing activities of $2,810,000 was primarily the result of (i) the repurchase of 1,198,500 shares of the Company's common stock at an aggregate cost of $10,012,000, (ii) distributions to minority interest members of $1,369,000, (iii) principal payments of $723,000 on the Company's notes payable, and (iv) cash dividends of $672,000. These amounts were partially offset by the net advance of $5,650,000 under the Company's lines of credit and the borrowing of an additional $4,316,000 under the Company's note payable. It is management's intention to repurchase the Company's common stock from time to time under Board approved plans as long as the Company's common stock continues to present an attractive investment for the Company. As of June 30, 2000 the Company's Board of Directors had authorized the Company's management to repurchase up to 2,350,000 shares of the Company's outstanding common stock, of which 1,376,000 shares at an aggregate cost of $12,560,000 had been repurchased.

At June 30, 2000, subject to continued compliance with certain covenants and restrictions, the Company had $19,000,000 available on its line of credit, of which $15,600,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $2,000,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments under the note payable of approximately $1,200,000, fund the stock repurchase program and anticipated capital expenditures, as well as permit the Company to continue its projected growth over the next twelve months. In addition, it is management's intention to continue to utilize excess cash flow to reduce outstanding indebtedness.

During the third quarter of fiscal 2000, the Company entered into an agreement to increase the principal amount of its note payable to $9,200,000 to fund the stock repurchase program. At June 30, 2000, $9,058,000 remained outstanding under the twelve-year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

Craftmade's ceiling fan manufacturer has provided Craftmade with a $1,000,000 credit facility, pursuant to which it will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately three weeks' supply of ceiling fans and represents a supplier commitment, which, in the opinion of the Company's management, is unusual for the industry and favorable to the Company. This manufacturer is not required to provide this credit facility under its agreement with Craftmade, and it may discontinue this arrangement at any time.

Fiscal year ended June 30, 1999.

The Company's cash increased $638,000, from $925,000 at June 30, 1998 to $1,563,000 at June 30, 1999. The Company's operating activities provided cash of $5,919,000 during fiscal 1999 compared to $5,596,000 during fiscal 1998. This increase in cash flows was primarily attributable to the Company's net income from operations, which was partially offset by changes in inventory levels.

Cash used for investing activities of $2,474,000 was primarily related to $2,041,000 of net cash paid for the TSI acquisition. The remaining $433,000 of cash used for investing activities was related to the purchase of general warehouse, office and computer equipment.

Cash used for financing activities of $2,807,000 was primarily the result of (i) principal payments of $1,329,000 on the notes payable, (ii) the repurchase of 177,500 shares of the Company's common stock in connection with the Company's stock repurchase plan at an aggregate cost of $2,548,000, (iii) distributions to PHI's minority interest member of $614,000 and (iv) cash dividends of $556,000. These amounts were partially offset by the net advance of $2,179,000 on the Company's line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction are initially reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on all other forms of derivatives are recognized in earnings in the period of change. The Company will adopt FAS 133 effective July 1, 2000. The Company's management does not believe that the adoption of FAS 133 will have a significant impact on the Company's financial statements.

Revenue recognition - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 is to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on a review of SAB 101 to date, the Company's management does not believe that the interpretations will materially affect the Company's current revenue recognition policies, and thus will not have a significant impact on its future results of operations or financial position.

Accounting for Certain Transactions Involving Stock Compensation - In March 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB 25 for only certain issues and is effective July 1, 2000. The Company's management does not believe that applying these interpretations will have a significant impact on the Company's financial statements.

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

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 26, 2003, to manage its exposure to interest rate movements by effectively converting a portion of its long-term note payable from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of June 30, 2000 was $4,160,000 which decreases as payments are made on the long-term note payable. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (9.07% at June 30, 2000) and receive a fixed rate of 8.125%. The fair value of the swap agreement approximated ($89,173) at June 30, 2000. This amount approximates the present value of the difference between estimated future variable-rate payments and fixed-rate receipts and represents the amount the Company would have to pay to terminate the swap. This amount has not been recognized in the consolidated financial statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the note payable.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $42,000.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 14(a)(1) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, specifically the discussion under the headings "Election of Directors", "Nominees", "TSI Acquisition and Voting Agreement", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance". It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in October 2000.

Item 11. Executive Compensation

The discussion under "Director Compensation", "Board Compensation Committee Report on Executive Compensation", "Executive Compensation", "Option Exercises and Holdings", "Employee Stock Options", "Stock Performance Graph" and "Employment Contracts and Termination of Employment Arrangements" in the Company's Proxy Statement is incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K

     (a)  The following documents are filed as a part of this report:

          1. Financial Statements - The financial statements listed in the "Index to Consolidated Financial Statements" described at F-1.

          2. Financial Statement Schedule - The financial statement schedule listed in the "Index to Consolidated Financial Statements" described at F-1.

          3.   Exhibits - Refer to (c) below.

     (b)  Reports on Form 8-K

          None

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

         10.6  -    Revolving credit facility with Texas Commerce Bank,
                    previously filed as an exhibit in Form 10K for the year ended June 30, 1996, and herein incorporated by reference.

         10.7  -    Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source
                    International, Inc. a Delaware corporation, Neall and Leslie
                    Humphrey, John DeBlois, the Wiley Family Trust, James
                    Bezzerides, the Bezzco Inc. Employee Retirement Trust and
                    Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company's Current Report on Form
                    8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.8  -    Voting Agreement, dated July 1, 1998, by and among James R.
                    Ridings, Neall Humphrey and John DeBlois, filed as Exhibit
                    2.1 to the Company's Current Report on Form 8-K filed July
                    15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.9  -    Third Amendment to Credit Agreement, dated July 1, 1998, by
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

         10.15 - ISDA Master Agreement and Schedule, dated June 17, 1999, by and among Chase Bank of Texas, National Association, Craftmade International, Inc., Durocraft International, Inc. and Trade Source International, Inc., filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

         10.16 - Confirmation under ISDA Master Agreement, dated July 23, 1999, from Chase Bank of Texas, National Association to Craftmade International, Inc., filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

         10.17 - Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation,

                    Trade Source International, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

          10.18 - Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as
                    Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

          10.19 - Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

          10.20 - Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc.

          10.21 - Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank.

          21    -   Subsidiaries of the Registrant.

          27    -   Financial Data Schedule.

     (d) All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2000.

Craftmade International, Inc.


By:   /s/ James Ridings
      -------------------------------------------
        James Ridings, Chairman of the Board,
        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Capacity                                    Date
----------                                  --------                                    ----
/s/ James Ridings                           Chairman of the Board, President,           September 26, 2000
-------------------------------             Chief Executive Officer and
 James Ridings                              Director (Principal Executive
                                            Officer)


/s/ Clifford Crimmings                      Vice President Marketing and                September 26, 2000
-------------------------------             Director
 Clifford Crimmings


/s/ Kathy Oher                              Chief Financial Officer, Vice               September 26, 2000
-------------------------------             President and Director
 Kathy Oher                                 (Principal Financial and
                                            Accounting Officer)


/s/ Neall Humphrey                          President of Trade Source                   September 26, 2000
-------------------------------             International, Inc. and Director
Neall Humphrey


/s/ John DeBlois                            Executive Vice President of Trade           September 26, 2000
-------------------------------             Source International, Inc.
John DeBlois                                and Director


/s/ A. Paul Knuckley                        Director                                    September 26, 2000
-------------------------------
A. Paul Knuckley


/s/ Jerry E. Kimmel                         Director                                    September 26, 2000
-------------------------------
Jerry E. Kimmel


/s/ Lary Snodgrass                          Director                                    September 26, 2000
-------------------------------
Lary Snodgrass

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Craftmade International, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Craftmade International, Inc. and its wholly-owned subsidiaries (the "Company") at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Fort Worth, Texas
August 15, 2000

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                    For the years ended June 30,
                                                ------------------------------------

                                                  2000          1999          1998
                                                --------      --------      --------
                                                (In thousands, except per share data)
Net sales                                       $ 85,499      $ 84,986      $ 40,903
Cost of goods sold                                55,640        54,691        24,578
                                                --------      --------      --------
Gross profit                                      29,859        30,295        16,325
Selling, general and administrative
    expenses                                      19,329        18,222        10,061
Depreciation and amortization                        874           805           493
                                                --------      --------      --------
Operating profit                                   9,656        11,268         5,771
Other (income) expense:
    Interest expense, net                          1,645         1,293         1,231
    Other, net                                        --            --          (240)
                                                --------      --------      --------
Income before income taxes
    and minority interest                          8,011         9,975         4,780
Provision for income taxes                         2,583         3,336         1,734
                                                --------      --------      --------
                                                   5,428         6,639         3,046

Minority interest                                 (1,148)         (950)           --
                                                --------      --------      --------

         Net income                             $  4,280      $  5,689      $  3,046
                                                ========      ========      ========

Basic and diluted earnings per common share     $    .63         $. 76      $    .46
                                                ========      ========      ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  June 30,      June 30,
                                                    2000          1999
                                                  --------      --------
                                                      (In thousands)
Current assets:
   Cash                                           $  1,171      $  1,563
   Accounts receivable - net of allowance
       of $236,000 and $796,000, respectively       17,610        15,126
   Inventory                                        15,322        13,779
   Deferred income taxes                               462           441
   Prepaid expenses and other current assets           918         1,066
                                                  --------      --------

       Total current assets                         35,483        31,975
                                                  --------      --------

Property and equipment, at cost:
   Land                                              1,535         1,535
   Building                                          7,784         7,726
   Office furniture and equipment                    2,297         2,167
   Leasehold improvements                              257           231
                                                  --------      --------
                                                    11,873        11,659

Less: accumulated depreciation                      (2,410)       (1,968)
                                                  --------      --------

     Total property and equipment, net               9,463         9,691

Goodwill, net of accumulated amortization
   of $808,000 and $396,000, respectively            5,131         5,543
Other assets
                                                        24            48
                                                  --------      --------
     Total other assets                             14,618        15,282
                                                  --------      --------

                                                  $ 50,101      $ 47,257
                                                  ========      ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,      June 30,
                                                               2000          1999
                                                             --------      --------
                                                                 (In thousands)
Current liabilities:
   Note payable - current                                    $    470      $    788
   Revolving lines of credit                                   17,600        11,950
   Accounts payable                                             4,179         4,174
   Commissions payable                                            422           344
   Income taxes payable                                            10           466
   Accrued Liabilities                                          1,540           966
                                                             --------      --------
       Total current liabilities                               24,221        18,668

Other non-current liabilities:
   Deferred income taxes                                           88            83
   Note payable - long term                                     8,588         4,677
   Minority interest                                              245           466
                                                             --------      --------
       Total liabilities                                       33,142        23,894
                                                             --------      --------

Stockholders' equity:
   Series A cumulative, convertible, callable preferred
    stock, $1.00 par value, 2,000,000 shares authorized;
    32,000 shares issued                                           32            32
   Common stock, $.01 par value, 15,000,000 shares                 93            93
    authorized 9,316,535 shares issued
   Additional paid-in capital                                  12,453        12,453
   Retained earnings                                           22,654        19,046
                                                             --------      --------
                                                               35,232        31,624
   Less: treasury stock, 3,116,177 and 1,917,677 common
    shares at cost, respectively,
    and 32,000 preferred shares at cost                       (18,273)       (8,261)
                                                             --------      --------
                                                               16,959        23,363
                                                             --------      --------
   Commitments and contingencies
    (Notes 12 and 13)                                        $ 50,101      $ 47,257
                                                             ========      ========


                     The accompanying notes are an integral
                 part of these consolidated financial statement

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the years ended June 30,
                                                           ------------------------------------

                                                             2000          1999          1998
                                                           --------      --------      --------

                                                                     (In thousands)
Cash flows from operating activities:
Net income                                                 $  4,280      $  5,689      $  3,046
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                874           805           493
   Provision for bad debts                                      288           612           114
   Deferred income taxes                                        (16)           19            93
   Minority interest                                          1,148           950            --
Change in assets and liabilities
   providing (using) cash:
   Accounts receivable                                       (2,773)       (1,102)          (76)
   Inventory                                                 (1,543)         (590)        1,417
   Prepaid expenses and other current assets                    172           (66)          308
   Accounts and commissions payable                              83          (321)          (12)
   Income taxes payable                                        (436)         (273)          163
   Accrued liabilities                                          575           196            50
                                                           --------      --------      --------
Net cash provided by operating activities                     2,652         5,919         5,596
                                                           --------      --------      --------

Cash flows from investing activities:
   TSI acquisition                                               --        (2,041)           --
   Additions to property and equipment                         (234)         (433)          (95)
                                                           --------      --------      --------
Net cash used for investing activities                         (234)       (2,474)          (95)
                                                           --------      --------      --------
Cash flows from financing activities:
   Principal payments on note payable                          (723)       (1,329)       (1,763)
   Proceeds from additional borrowings on note payable        4,316            --            --
   Net proceeds from (payments to) lines of credit            5,650         2,179        (3,000)
   Stock repurchase                                         (10,012)       (2,548)         (244)
   Distribution to minority interest members                 (1,369)         (614)           --
   Cash dividends                                              (672)         (556)         (320)
   Proceeds from exercise of employee stock options              --            61           136
                                                           --------      --------      --------
Net cash used for financing activities                       (2,810)       (2,807)       (5,191)
                                                           --------      --------      --------

Net increase (decrease) in cash                                (392)          638           310
Cash at beginning of year                                     1,563           925           615
                                                           --------      --------      --------
Cash at end of year                                        $  1,171      $  1,563      $    925
                                                           ========      ========      ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

Supplemental disclosures of cash flow
   information:

                                   For the years ended June 30,
                                   ----------------------------
                                    2000       1999       1998
                                   ------     ------     ------
                                          (In thousands)
Cash paid during the year for:
   Interest                        $1,685     $1,349     $1,239
                                   ======     ======     ======
   Income taxes                    $3,009     $3,400     $1,440
                                   ======     ======     ======


Supplemental disclosures of non-cash investing activities:

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

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED JUNE 30, 2000

                                                               Series A   ADDITIONAL
                                                              Preferred    PAID-IN    RETAINED
                                       VOTING COMMON STOCK      Stock      CAPITAL    EARNINGS      TREASURY STOCK
                                       --------------------    --------   ----------  --------    --------------------
(In thousands)
                                        Shares     Amount                                          Shares      Amount       Total
                                       --------    --------                                       --------    --------    --------
Balance as of June 30, 1997               4,111    $     41    $     32   $  7,095    $ 11,187       1,211    $( 7,635)   $ 10,720

Stock repurchase                             --          --          --         --          --          32        (244)       (244)
Exercise of employee stock options           31          --          --        136          --          --          --         136
Cash dividends                               --          --          --         --        (320)         --          --        (320)
Stock split                               2,055          21          --        (21)         --         605          --          --
Net income for the year ended
         June 30, 1998                       --          --          --         --       3,046          --          --       3,046
                                       --------    --------    --------   --------    --------    --------    --------    --------
Balance as of June 30, 1998               6,197          62          32      7,210      13,913       1,848      (7,879)     13,338

TSI Acquisition                              --          --          --      5,213          --        (656)      2,166       7,379
Stock repurchase                             --          --          --         --          --         178      (2,548)     (2,548)
Exercise of employee stock options           21          --          --         61          --          --          --          61
Cash dividends                               --          --          --         --        (556)         --          --        (556)
Stock split                               3,099          31          --        (31)         --         580          --
Net income for the year ended
         June 30, 1999                       --          --          --         --       5,689          --          --       5,689
                                       --------    --------    --------   --------    --------    --------    --------    --------
Balance as of June 30, 1999               9,317          93          32     12,453      19,046       1,950      (8,261)     23,363

Stock repurchase                             --          --          --         --          --       1,198     (10,012)    (10,012)
Cash dividends                                                                            (672)                               (672)
Net income for the year ended
         June 30, 2000                       --          --          --         --       4,280          --          --       4,280
                                       --------    --------    --------   --------    --------    --------    --------    --------
Balance as of June 30, 2000               9,317    $     93    $     32   $ 12,453    $ 22,654       3,148    $(18,273)   $ 16,959
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

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Craftmade International, Inc., a Delaware corporation ("Craftmade") and its subsidiaries (collectively referred to as the "Company"), are principally engaged in the design and distribution of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories. Craftmade markets these products to a nationwide network of lighting showrooms specializing in sales to the remodeling, replacement and new home construction markets. Craftmade also assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses and distributes a variety of cables and components for the telephone and communications industries. Trade Source International, Inc. ("TSI"), a wholly-owned subsidiary acquired by the Company July 1, 1998 and two 50% owned companies (Prime/Home Impressions, LLC and Design Trends, LLC) market lighting and fan accessories to mass merchandisers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company's consolidated financial statements include the accounts of all wholly-owned subsidiaries as well as the accounts of its two 50% owned companies. The operations of the 50% owned companies are consolidated because the Company is able to control the operations of the entities through contractual arrangement and has the majority representation on the entity's Board of Directors or is the sole manager of the entity. The non-Company owned interest in each entity is reflected as minority interest in the accompanying consolidated financial statements. Distributions to minority interests are limited to their proportionate interest in the earnings of each entity.

All intercompany accounts and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries is the United States dollar.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade's customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2000, Craftmade had no significant concentration of credit risk. The customer base of TSI consists entirely of mass merchandisers, with approximately 48% and 25% of its sales for the year ended June 30, 2000 to two customers, (19% and 10% of consolidated sales, respectively). Sales to these two customers totaled 47% and 29% of TSI's sales for the year ended June 30, 1999 (20% and 13% of consolidated sales, respectively).

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

               Building                                40 years
               Office furniture and equipment          5 to 7 years.

Leasehold improvements are amortized over the life of the lease or its useful life, whichever is shorter.

Depreciation and amortization expense for the years ended June 30, 2000, 1999 and 1998 approximated $461,000, $409,000 and $321,000, respectively.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

GOODWILL - Goodwill related to Craftmade's acquisition of TSI is being amortized using the straight-line method over 15 years. Accordingly, goodwill amortization of $412,000 and $396,000 for the years ended June 30, 2000 and 1999, respectively, has been recorded in the accompanying consolidated statements of income.

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

REVENUE RECOGNITION - The Company recognizes revenue upon shipment of product to customers. In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company will adopt SAB 101 during the fourth quarter of fiscal 2001; however, based on a review of SAB 101 to date, the Company's management does not believe that the interpretations will materially affect the Company's current revenue recognition policies, and thus will not have a significant impact on its future results of operations or financial position.

ADVERTISING COST - The Company's advertising expenditures consist primarily of print advertising and vendor cooperative advertising programs, and are expensed as incurred. Advertising expense for the years ended June 30, 2000, 1999, and 1998 was $1,630,000, $1,722,000, and $578,000, respectively. Prepaid advertising costs at June 30, 2000 and 1999 were $223,000 and $300,000, respectively. Prepaid advertising costs will be reflected as an expense during the quarterly period used.

INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Income taxes have been provided on unremitted earnings from foreign subsidiaries. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company accounts for the interest rate swap entered during the year ended June 30, 2000 as a hedge of fixed rate debt and interest rate differentials paid or received under this agreement are recognized as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. See Note 6 - Derivative Instruments and Hedging Activities.

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 requires that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction are initially reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on all other forms of derivatives are recognized in earnings in the period of change. The Company will adopt FAS 133 effective July 1, 2000. The Company's management does not believe that the adoption of FAS 133 will have a significant impact on the Company's financial statements.

STOCK-BASED COMPENSATION - The Company follows the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation". However, the Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In March 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB 25 for certain issues and is effective July 1, 2000. The Company's management does not believe that applying these interpretations will have a significant impact on the Company's financial statements.

EARNINGS PER COMMON SHARE AND STOCK SPLIT - Basic earnings per share measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options. Options which, based on their exercise price, would be anti-dilutive are not considered in the treasury stock method calculation. There have been no options excluded from the earnings per share calculations due to their anti-dilutive nature.

All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the three-for-two stock splits effected in the form of a 50% stock dividend declared by the Board of Directors on September 30, 1998 and September 26, 1997 for all periods presented.

SEGMENT INFORMATION - The Company presents two reportable segments, Craftmade and TSI. The Company's reportable segments have been identified utilizing the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance.

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

RECLASSIFICATIONS - Certain amounts for the years ended June 30, 1999 and 1998 have been reclassified to conform with the current year presentation.

NOTE 3 - TSI ACQUISITION

Effective July 1, 1998, Craftmade entered into an agreement and plan of merger with Trade Source International, Inc., a California corporation ("TSI California"). The total purchase price was $11,000,000, paid in a combination of $3,621,000 cash and 983,861 shares of Craftmade's common stock, valued at $7,379,000. This transaction has been accounted for under the purchase method of accounting and the results of operations of TSI have been consolidated beginning July 1, 1998. The excess of the purchase price over the estimated fair value of the acquired net assets of $5,939,000 has been recorded as goodwill and is being amortized over 15 years.

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

NOTE 4 - REVOLVING LINES OF CREDIT

At June 30, 2000, the Company has a $19,000,000 line of credit with a financial institution at an interest rate of prime less .5% (9% at June 30, 2000), of which $15,600,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature November 30, 2001. This line of credit is collateralized by inventory, accounts receivable and equipment of the Company, excluding PHI.

In addition, PHI has a $3,000,000 line of credit with a financial institution at an interest rate of the one-month LIBOR plus 2% (8.64% at June 30, 2000), of which $2,000,000 was outstanding at June 30, 2000. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature February 23, 2001. This line of credit is collateralized by inventory and accounts receivable of PHI.

The lines of credit contain certain financial covenants, which include tangible net worth, funded debt to EBITDA ratio, capital expenditures and common stock repurchases. The Company has complied with the covenants or obtained waivers for any events of default as of and for the year ended June 30, 2000. Management believes that it is probable the Company will be in compliance with all covenants at applicable measurement dates prior to maturity. Management believes that the Company will be able to renew these lines of credit or obtain similar funding from another institution upon their maturity.

NOTE 5 - NOTE PAYABLE

Craftmade has a recourse term loan to finance its home office and warehouse. During the year ended June 30, 2000, the Company increased the borrowings to the original principal balance of $9,200,000. The interest rate was increased from 8.125% to 8.302%. The loan is payable in equal monthly installments of principal and interest of $100,378 with a final balloon payment of $4,371,135 when the loan matures on January 1, 2008. The loan is collateralized by the building and land.

Scheduled maturities of the note payable are as follows (in thousands):

         Fiscal Year
         -----------
            2001                        $  470
            2002                           511
            2003                           555
            2004                           603
            2005                           654
         Thereafter                      6,265
                                        ------
                                        $9,058
                                        ======


NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 26, 2003, to manage its exposure to interest rate movements by effectively converting a portion of its long-term note payable from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of June 30, 2000 was $4,160,000 which decreases as payments are made on the long-term note payable. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (9.07% at June 30, 2000) and receive a fixed rate of 8.125%. The fair value of the swap agreement approximated ($89,173) at June 30, 2000. This amount approximates the present value of the difference between estimated future variable-rate payments and fixed-rate receipts and represents the amount the Company would have to pay to terminate the swap. This amount has not been recognized in the consolidated financial statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the note payable.

NOTE 7 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 2000, 1999 and 1998 consist of the following:

                                       2000        1999         1998
                                     -------      -------     -------
                                              (In thousands)
Current expense:
         Federal                     $ 2,270      $ 2,904     $ 1,573
         State                           142          188          67
         Foreign                         187          225          --
                                     -------      -------     -------
Total current expense                  2,599        3,317       1,640

Total deferred (benefit) expense         (16)          19          94
                                     -------      -------     -------

Provision for income taxes           $ 2,583      $ 3,336     $ 1,734
                                     =======      =======     =======

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows:

                                   2000        1999
                                   -----      -----
                                    (In thousands)

Inventory                          $ 316      $ 429
Accounts receivable reserves          80         94
Vendor program accruals              316        184
Other                                 85         76
                                   -----      -----
Total deferred tax assets            797        783
                                   -----      -----
Depreciation                         (95)       (91)
Foreign taxes                       (328)      (334)
                                   -----      -----
Total deferred tax liabilities      (423)      (425)
                                   -----      -----
                                   $ 374      $ 358
                                   =====      =====


The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 2000, 1999 and 1998 are as follows:

                                                              2000          1999         1998
                                                            -------       -------       -------
                                                                      (In thousands)
Tax at the statutory corporate rate                         $ 2,723       $ 3,392       $ 1,625
Minority interest at the statutory corporate rate              (390)         (323)           --
State income taxes, net of federal benefit                       94           124            45
Goodwill                                                        140           135            --
Other                                                            16             8            64
                                                            -------       -------       -------
Provision for income taxes                                  $ 2,583       $ 3,336       $ 1,734
                                                            =======       =======       =======

Effective tax rate (excluding minority interest income)          38%           37%           36%
                                                            =======       =======       =======

NOTE 8 - STOCKHOLDERS' EQUITY

EMPLOYEE STOCK OPTION PLANS

On December 31, 1992, the Company granted to two key employees options to purchase an aggregate of 67,500 shares of common stock of the Company at the average market value of common stock at date of grant. Under the terms of the grant, the right to exercise such options fully vested in fiscal 1994, provided such individuals remained in the employ of the Company. During the years ended June 30, 1999 and 1998, 21,000 and 46,500 options, respectively, were exercised.

STOCK REPURCHASE

During the years ended June 30, 2000 and 1999, the Company's Board of Directors authorized the Company's management to repurchase up to 2,350,000 shares of the Company's outstanding common stock. At June 30, 2000 and 1999, the Company had repurchased 1,198,500 and 177,500 shares, respectively, at an aggregate cost of $10,012,000 and $2,548,000, respectively, related to these plans.

STOCKHOLDER RIGHTS PLAN

On June 23, 1999, the Company declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's common stock. The dividend distribution was made on July 19, 1999 to stockholders of record on that date. The Rights become exercisable if a person or group acquires 15% or more of the Company's common stock or announces its intent to do so. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock, $1.00 par value per share, at an exercise price of $48. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price, (2) to purchase, at the Right's then current exercise price, a number of the Company's common shares having a market value of twice such price, or (3) at the option of the Company, to exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one-half share of common stock (or one-thousandth of a share of the Series A Preferred Stock) per Right. The Rights may be redeemed for $.001 each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 15% or more of the Company's common stock. The Rights will expire on June 23, 2009.

NOTE 9 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                              For the years ended June 30,
                              ----------------------------
                               2000       1999       1998
                              ------     ------     ------
                          (In thousands, except per share data)
Basic and diluted EPS:

Numerator: net income         $4,280     $5,689     $3,046
                              ------     ------     ------
Basic denominator:
Common shares outstanding      6,781      7,523      6,544
                              ------     ------     ------

Basic EPS:                    $  .63     $  .76     $  .46
                              ======     ======     ======

Diluted denominator:
Common shares outstanding      6,781      7,523      6,544
Options                           --         12         13
                              ------     ------     ------
Total shares                   6,781      7,535      6,557
                              ------     ------     ------

Diluted EPS:                  $  .63     $  .76     $  .46
                              ======     ======     ======

NOTE 10 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1999, TSI charged to expense $427,000 for the uncollectibility of an accounts receivable balance from one of its customers that filed bankruptcy. This amount is included in selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended June 30, 1999. In addition, during the fourth quarter of fiscal 1999, the Company recognized $300,000 in inventory related adjustments. The adjustments included the recording of an additional $150,000 reserve for lamp inventory of the Craftmade segment and a $150,000 adjustment to inventory acquired in the TSI acquisition. The adjustments were required to reflect inventory at the lower of cost or market. Inventory reserve adjustments are reflected as a component of cost of goods sold in the accompanying consolidated statements of income.


NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts and commissions payable, accrued liabilities and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2000 because of their short-term nature, recent renegotiations and/or variable interest rates.

NOTE 12 - COMMITMENTS

The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating lease agreements of $269,000, $249,000, and $40,000 for the years ended June 30, 2000, 1999, and 1998, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 2000 are as follows (in thousands):

Fiscal Year
-----------
     2001      $261
     2002       143
     2003        96
     2004        47
               ----
               $547
               ====

TSI leases office space from an employee of TSI, who previously had been a principal stockholder of TSI's predecessor company. This lease is for $4,500 per month and expires June 30, 2001.

NOTE 13 - CONTINGENCIES

From time to time the Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management based on the advice of legal counsel and after consideration of the Company's insurance coverage that there is no such litigation or claim that when resolved will have a material effect on the Company's financial position or results of operations.

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

NOTE 14 - 401(k) DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) defined contribution plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees are allowed to tax defer the lesser of 10% of their annual compensation or $10,000. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the years ended June 30, 2000, 1999 and 1998 aggregated approximately $92,000, $54,000, and $46,000, respectively.

NOTE 15 - MAJOR SUPPLIER AND RELATED PARTY

On December 7, 1989, Craftmade and its major Supplier (the "Supplier") entered into a written agreement, terminable on 180 days prior notice, pursuant to which the Supplier has agreed to manufacture ceiling fans for Craftmade. The Supplier provides substantially all of Craftmade's ceiling fans and accessories. The Supplier is permitted under the arrangement to manufacture ceiling fans for other distribution provided such ceiling fans are not a replication of the Craftmade series or models.

Fans and accessories manufactured and sold to Craftmade by the Supplier account for approximately 71%, 87%, and 90%, of Craftmade's purchases (37%, 41%, and 90% of consolidated purchases) during the years ended June 30, 2000, 1999 and 1998, respectively. As of June 30, 2000, the Supplier owned 227,691 shares of the Company's common stock, representing 3.7% of outstanding common stock. The Company, at its option, may repurchase the shares for an aggregate purchase price of $138,000. At June 30, 2000 and 1999 the fair value of the option approximated $1,537,000 and $2,960,000, respectively.

NOTE 16 - SEGMENT INFORMATION

The Company presents two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from lighting and fan accessories marketed solely to mass merchandisers.

The following table presents information about the reportable segments (in thousands):

                                     Craftmade      TSI        Total
                                     ---------      ---        -----
For the year ended June 30, 2000:
---------------------------------
Net sales to external customers       $50,560     $34,939     $85,499

Operating profit                        7,409       2,247       9,656

Net interest expense                    1,519         126       1,645

Minority interest                          --       1,148       1,148

Provision for income taxes              2,099         484       2,583

Depreciation and amortization             381         493         874

Assets                                 29,678      20,423      50,101

For the year ended June 30, 1999:
---------------------------------
Net sales to external customers       $47,726     $37,260     $84,986

Operating profit                        8,034       3,234      11,268

Net interest expense                    1,180         113       1,293

Minority interest                          --         950         950

Provision for income taxes              2,414         922       3,336

Depreciation and amortization             350         455         805

Assets                                 30,301      16,956      47,257

For the year ended June 30, 1998:
---------------------------------
Net sales to external customers       $40,903     $    --     $40,903

Operating profit                        5,771          --       5,771

Net interest expense                    1,231          --       1,231

Provision for income taxes              1,734          --       1,734

Depreciation and amortization             493          --         493

Assets                                 28,350          --      28,350


The following is sales information by geographic area for the years ended June 30, 2000, 1999 and 1998 (in thousands):

                    2000        1999        1998
                  -------     -------     -------
United States     $79,139     $75,723     $40,903
Foreign             6,360       9,263          --
                  -------     -------     -------
                  $85,499     $84,986     $40,903
                  =======     =======     =======

Foreign revenue is based on the country in which the legal subsidiary is domiciled, which for the years ended June 30, 2000 and 1999 is Hong Kong.

Long-lived assets totaled approximately $9,463,000 and $9,691,000 at June 30, 2000 and 1999, respectively. Approximately $73,000 and $61,000 of the long-lived assets at June 30, 2000 and 1999, respectively, are located in Hong Kong.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                   Additions
                                                    --------------------------------------
                                     Balance at            (1)                 (2)                           Balance at
                                    beginning of    Charged to costs    Charged to other     Deductions        end of
Description                            period          and expense     accounts (describe) (describe)(a)       period
--------------------------------    ------------    ----------------   ------------------- -------------     ----------

Allowance for doubtful accounts:
--------------------------------
  For the years ended:
     June 30, 2000                   $      796        $      288             --                   (848)      $     236
     June 30, 1999                          200               612             --                    (16)            796
     June 30, 1998                          275               114             --                   (189)            200


(a) Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
    3.1   -    Certificate of Incorporation of the Company, filed as Exhibit 3 (a) (2) to the Company's Post Effective Amendment No.
               1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

    3.2   -    Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit
               4.2 to the Company's Form S-8 (File No. 333-44337) and incorporated by reference herein.

    3.3   -    Amended and Restated Bylaws of the Company, filed as Exhibit 3 (b) (2) to the Company's Post Effective Amendment No.
               1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

    4.1   -    Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (File No.
               333-70823) and incorporated by reference herein.

    4.2   -    Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank,
               as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

   10.1   -    Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and
               Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended
               December 31, 1995, and herein incorporated by reference.

   10.2   -    Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life
               Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

   10.3   -    Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to
               Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

   10.4   -    Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations
               Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in
               Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

   10.5   -    Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

   10.6   -    Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10K for the year ended
               June 30, 1996, and herein incorporated by reference.

   10.7   -    Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source
               International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James
               Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

   10.8   -    Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as
               Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

   10.9   -    Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association
               (formerly named Texas Commerce Bank, National Association) and Frost National Bank (formerly named Overton Bank and
               Trust), filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW)
               and herein incorporated by reference.

   10.10  -    Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1 to the
               Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

   10.11  -    Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International,
               Inc., a Delaware corporation and Neall Humphrey, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
               filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

   10.12  -    Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International,
               Inc., a Delaware corporation and Leslie Humphrey, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
               filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

   10.13  -    Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International,
               Inc., a Delaware corporation and John DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed
               July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

   10.14  -    Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International,
               Inc., a Delaware corporation Neall an Leslie Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company's Current
               Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

   10.15  -    ISDA Master Agreement and Schedule, dated June 17, 1999, by and among Chase Bank of Texas, National Association,
               Craftmade International, Inc., Durocraft International, Inc. and Trade Source International, Inc., filed as Exhibit
               10.15 to the Company's Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

   10.16  -    Confirmation under ISDA Master Agreement, dated July 23, 1999, from Chase Bank of Texas, national Association to
               Craftmade International, Inc., filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10Q filed November
               12, 1999 (File No. 000-26667) and herein incorporated by reference.

   10.17  -    Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc. a Texas corporation, Trade Source International, a Delaware corporation,
               Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company's Quarterly
               Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

   10.18  -    Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas,
               N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International Inc., Trade Source
               International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q
               filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

   10.19  -    Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National
               Bank, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667)
               and herein incorporated by reference.

   10.20  -    Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc.

   10.21  -    Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National
               Bank.

   21     -    Subsidiaries of the Registrant.

   27     -    Financial Data Schedule.