Form 10-Q
period 2000-09-30
CRAFTMADE INTERNATIONAL INC
filed 2000-11-08
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          ---------  ---------

Commission File Number
----------------------
       000-26667

                          CRAFTMADE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       75-2057054
          --------                                       ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification No.)


650 South Royal Lane, Suite 100, Coppell, Texas      75019
-----------------------------------------------      -----
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

5,887,058 shares of Common Stock were outstanding as of October 26, 2000.

                  CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months ended September 30, 2000 and 1999.

                  Condensed Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000.

                  Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended September 30, 2000.

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999.

                  Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk



Part II. Other Information

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Stockholders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

                  CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          FOR THE THREE MONTHS ENDED
                                          --------------------------
                                     September 30,         September 30,
                                         2000                  1999
                                     -------------         -------------
                                     (In thousands except per share data)

Net Sales                              $ 24,281              $ 21,654
Cost of goods sold                       15,781                13,549
                                       --------              --------

Gross profit                              8,500                 8,105
                                       --------              --------

Selling, general and
  administrative expenses                 5,068                 4,765
Interest expense, net                       589                   338
Depreciation and amortization               224                   211
                                       --------              --------

     Total Expenses                       5,881                 5,314
                                       --------              --------

Income before income taxes
  and minority interest                   2,619                 2,791

Provision for income taxes                  822                   885
                                       --------              --------

Income before minority interest           1,797                 1,906

Minority interest                          (373)                 (344)
                                       --------              --------

Net income                             $  1,424              $  1,562
                                       ========              ========

Basic and diluted
  earnings per common share            $    .24              $    .22
                                       ========              ========


Cash dividends declared
  per common share                     $    .04              $    .02
                                       ========              ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                                  September 30,     June 30,
                                                     2000             2000
                                                  -------------    ----------
                                                   (Unaudited)
                                                          (in thousands)
Current assets:
  Cash                                            $       1,348    $    1,171
  Accounts receivable - net of
         allowance of $210,000
         and $236,000, respectively                      14,846        17,610
  Inventory                                              14,370        15,322
  Deferred income taxes                                     462           462
  Prepaid expenses and other
    current assets                                        1,174           918
                                                  -------------    ----------

   Total current assets                                  32,200        35,483
                                                  -------------    ----------


Property and equipment, at cost:
  Land                                                    1,535         1,535
  Building                                                7,784         7,784
  Office furniture and equipment                          2,347         2,297
  Leasehold improvements                                    274           257
                                                  -------------    ----------
                                                         11,940        11,873

Less: accumulated depreciation                           (2,529)       (2,410)
                                                  -------------    ----------

         Total property and equipment, net                9,411         9,463

Goodwill, net of accumulated
  amortization of $913,000
  and $808,000, respectively                              5,026         5,131
Other assets                                                 18            24
                                                  -------------    ----------

         Total other assets                              14,455        14,618
                                                  -------------    ----------

                                                  $      46,655    $   50,101
                                                  =============    ==========


                  SEE ACCOMPANYING NOTES TO CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          September 30,     June 30,
                                               2000           2000
                                          -------------     --------
                                           (Unaudited)
                                                (in thousands)
Current liabilities:
  Note payable - current                    $    480        $    470
  Revolving lines of credit                   16,400          17,600
  Accounts payable                             1,897           4,179
  Commissions payable                            330             422
  Income taxes payable                           559              10
  Accrued liabilities                          1,470           1,540
                                            --------        --------
     Total current liabilities                21,136          24,221

Other non-current liabilities:
  Deferred Income taxes                           88              88
  Note payable - long term                     8,464           8,588
  Derivative financial instrument                 32              --
  Minority interest                              428             245
                                            --------        --------

  Total liabilities                           30,148          33,142
                                            --------        --------

Stockholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued               32              32
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   9,316,535 shares issued                        93              93
Additional paid-in capital                    12,453          12,453
Retained earnings                             23,829          22,654
Accumulated other comprehensive loss             (32)             --
                                            --------        --------
                                              36,375          35,232
 Less:  treasury stock, 3,316,477
   and 3,116,177 common shares at
   cost, respectively, and 32,000
   preferred shares at cost                  (19,868)        (18,273)
                                            --------        --------
     Total Stockholders' Equity               16,507          16,959
                                            --------        --------

Commitments and contingencies

                                            $ 46,655        $ 50,101
                                            ========        ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


(In thousands)                                                                               ACCUMULATED
                                                         SERIES A   ADDITIONAL                  OTHER
                                                         PREFERRED   PAID-IN     RETAINED   COMPREHENSIVE
                                    VOTING COMMON STOCK    STOCK     CAPITAL     EARNINGS        LOSS      TREASURY STOCK
                                   --------------------- ---------  ----------  ----------  -------------  --------------

                                    Shares       Amount                                                   Shares   Amount    Total
                                   --------     --------                                                  ------  --------  -------
Balance as of June 30, 2000           9,317     $     93 $      32  $   12,453  $   22,654     $    --     3,148  $(18,273) $16,959

Comprehensive income:

  Net income for the three months
    ended September 30, 2000                                                         1,424                                    1,424

  Loss on derivative financial
    instrument, net of tax of $19                                                                  (32)                         (32)
                                   --------    --------- ---------  ----------  ----------     -------    ------  --------  -------

Total comprehensive income                                                           1,424         (32)                       1,392

Stock repurchase                                                                                             200    (1,595)  (1,595)

Cash Dividends                                                                        (249)                                    (249)

                                   --------    --------- ---------  ----------  ----------     -------    ------  --------  -------
Balance as of September 30, 2000      9,317    $      93 $      32  $   12,453  $   23,829     $   (32)    3,348  $(19,868) $16,507
                                   --------    --------- ---------  ----------  ----------     -------    ======  ========  =======

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  FOR THE THREE MONTHS ENDED
                                                  --------------------------
                                                 September 30,  September 30,
                                                     2000            1999
                                                 -------------  -------------
                                                        (In thousands)
Net cash provided by operating
activities:                                         $ 3,592       $ 2,040
                                                    -------       -------

Cash flows from investing activities:
 Net additions to equipment                             (67)          (39)
                                                    -------       -------
Net cash used for investing activities                  (67)          (39)
                                                    -------       -------

Cash flows from financing activities:
  Net proceeds from (payments to)
    lines of credit                                  (1,200)        3,000
  Principal payments on note payable                   (114)         (193)
  Stock repurchase                                   (1,595)       (4,069)
  Cash dividends                                       (249)         (139)
  Distributions to minority interest members           (190)         (457)
                                                    -------       -------
Net cash used for financing activities               (3,348)       (1,858)
                                                    -------       -------
Net increase in cash                                    177           143
Cash at beginning of period                           1,171         1,563
                                                    -------       -------
Cash at end of period                               $ 1,348       $ 1,706
                                                    =======       =======



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                   (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.



Note 2 - STOCK REPURCHASE

During the years ended June 30, 2000 and 1999, the Company's Board of Directors authorized the Company's management to repurchase up to an aggregate of 2,350,000 shares of the Company's outstanding common stock. At June 30, 2000 and 1999, the Company had repurchased 1,198,500 and 177,500 shares, respectively, at an aggregate cost of $10,012,000 and $2,548,000, respectively, related to these plans.

During the first quarter of fiscal 2001 the Company repurchased 200,300 shares at an aggregate cost of $1,595,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                   (Unaudited)



Note 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:

                                       FOR THE THREE MONTHS ENDED
                                     September 30,    September 30,
                                         2000             1999
                                     -------------    -------------

                                  (In thousands, except per share data)
Basic and diluted EPS:
Numerator: Net income                  $   1,424        $   1,562
                                       =========        =========

Basic denominator:  Common
  shares outstanding                       6,056            7,250
                                       =========        =========

Basic EPS                              $     .24        $     .22
                                       =========        =========

Denominator:  Common
  shares outstanding                       6,056            7,250
Options                                       --               --
                                       ---------        ---------
Total shares                               6,056            7,250
                                       =========        =========

Diluted EPS                            $     .24        $     .22
                                       =========        =========


Note 4 - DERIVATIVE FINANCIAL INSTRUMENT

The Company adopted Statement on Financial Accounting Standards No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities, on July 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 26, 2003, to manage its exposure to interest rate movements by effectively converting its long-term facility debt from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of September 30, 2000 was $3,942,000, which decreases as payments are made on the long-term note payable. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (9.05% at September 30, 2000) and receive a fixed rate of 8.125%. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $32,000 in accumulated other comprehensive loss on the accompanying condensed consolidated statement of changes in stockholders' equity to recognize at fair value the interest rate swap agreement which management designated as a cash-flow hedging instrument. As the critical terms of the interest rate swap agreement and the interest-bearing debt are the same the Company has assumed that there is no ineffectiveness in the hedge relationship.

Note 5 - SEGMENT INFORMATION

The Company has two reportable segments, Craftmade and TSI. The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives it's revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from lighting and fan accessories marketed solely to mass merchandisers.

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company evaluates the performance of its

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                   (Unaudited)


Note 5 - SEGMENT INFORMATION (cont'd)

segments and allocates resources to them based on their operating profit and loss and cash flows.

The following table presents information about the reportable segment (in thousands):


                                                        Craftmade     TSI        Total
                                                        ---------   --------   --------
For the three months ended September 30, 2000:
Net sales from external customers                       $  12,851   $ 11,430   $ 24,281
Operating profit                                            1,860      1,348      3,208

For the three months ended September 30, 1999:
Net sales from external customers                       $  13,303   $  8,351   $ 21,654
Operating profit                                            2,348        781      3,129

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control the Company.


Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

Net Sales. Net sales for the Company increased $2,627,000, to $24,281,000 for the three month period ended September 30, 2000 from $21,654,000 for the same three month period last year. Net sales from the Craftmade division decreased $452,000, or 3.4%, to $12,851,000 for the three months ended September 30, 2000 from $13,303,000 for the same three month period last year. The decline in sales of the Craftmade division was due to a decline in the number of business days from 63 business days in the quarter ended September 30, 1999 to 61 business days in the quarter ended September 30, 2000. Average daily sales remained flat compared to the year ago period at $211,000 per day. Net sales of the TSI division increased $3,079,000 to $11,430,000 for the three months ended September 30, 2000 from $8,351,000 for the same three month period last year. This increase was primarily attributable to lower than expected sales in the quarter ended September 30, 1999 resulting from a reduction by one of TSI's customers of its level of purchasing during that quarter while it continued to sell through previously purchased inventory.

Gross Profit. Gross profit of the Company as a percentage of sales decreased to $8,500,000 or 35% of net sales from $8,105,000 or 37.4% of net sales for the three months ended September 30, 2000 compared to the same period of 1999. The gross margin of the Craftmade division declined to $5,485,000, or 42.7% of sales, from $5,874,000, or 44.2% of sales, in the year ago period. The decline in the gross margin of the Craftmade division was due primarily to discounted pricing and promotional programs designed to generate higher unit sales volume. Gross profit from TSI was $3,015,000, or 26.4% of net sales, for the three months ended September 30, 2000 compared to $2,230,000, or 26.7% of sales, for the same period of the previous year.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses of the Company decreased to 21.0% of net sales for the three months ended September 30, 2000 from 22.0% of net sales for the same three month period last year. Total SG&A expense of the TSI division decreased to 13.4% of sales from 16.0% of sales for the same period in the previous year. The decline in TSI's SG&A expense as a percentage of sales was partially offset by an increase in the SG&A expense of the Craftmade division to 27.5% of net sales from 25.8% for the same three month period last year. The increase in Craftmade's SG&A was primarily due to the decline in sales during the first quarter of fiscal 2001 which resulted in the de-leveraging of fixed SG&A expenses compared to the year-ago period.

Interest Expense. Net interest expense of the Company increased $251,000 to $589,000 for the three months ended September 30, 2000 from $338,000 for the same three month period last year. This decrease was primarily the result of an increase in the Company's note payable in the third quarter of fiscal 2000. The proceeds were utilized to repurchase the Company's common stock.

Minority Interest. Minority interest of $373,000 and $344,000 for the three months ended September 30, 2000 and 1999, respectively, represented the 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC by non-Company owned members. The non-Company owned interests have been accounted for as a minority interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $177,000 to $1,348,000 at September 30, 2000 from $1,171,000 at June 30, 2000. The Company's operating activities provided cash of $3,592,000, primarily attributable to the Company's net income from operations.

The $67,000 of cash used for investing activities related to the purchase of general warehouse, office and computer equipment.

The $3,348,000 of cash used for financing activities was primarily the result of
(i) the repurchase of 200,300 shares of the Company's common stock in connection with the Company's stock repurchase plans, at an aggregate cost of $1,595,000,
(ii) distributions to PHI's minority interest holder of $190,000, (iii) principal payments of $114,000 on the Company's note payable,(iv) cash dividends of $249,000, and (v) principal payments of $1,200,000 on the Company's lines of credit. It is management's intention to repurchase the Company's common stock from time to time under Board approved plans as long as the Company's common stock continues to present an attractive investment for the Company.

At September 30, 2000, subject to continued compliance with certain covenants and restrictions, the Company had $18,250,000 available on its lines of credit, of which $14,000,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $2,400,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments of approximately $1,200,000 under the note payable, fund possible future stock repurchases and fund anticipated capital expenditures, as well as permit the Company to continue its projected growth over the next twelve months.

At September 30, 2000, $8,944,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

During the first quarter of fiscal 2000, the Company entered into a letter agreement with Chase Bank of Texas, N.A., pursuant to which the Company conducted a fixed-to-floating interest rate swap. See Note 4 - Derivative Financial Instrument in the Notes to Condensed Consolidated Financial Statements and Item 3 - Quantitative and Qualitative Disclosures about Market Risk. The Company does not believe that this transaction will have a material effect on its financial condition.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.



The information set forth below constitutes a "forward looking statement." See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement.

As a result of the terms of the Company's note payable on its operating facility, the Company is subject to market risk associated with adverse changes in interest rates. In an effort to reduce this market risk, the Company entered into an interest rate swap agreement (the "Swap Agreement") with Chase Bank of Texas, National Association ("Chase") during the first quarter of fiscal 2000. The Swap Agreement is held by the Company for non-trading purposes and is designated as a cash-flow hedging instrument.

The notional principal amount of the Swap Agreement was $3,942,000 at September 30, 2000. During the term of the Swap Agreement, the Company receives a fixed rate of interest (8.125%) from Chase on such Notional Amount in consideration of its obligation to pay a floating rate of interest on such Notional Amount. The floating rate of interest is based on the regularly published London Interbank Offered Rate ("LIBOR") plus 2.43%. At September 30, 2000, LIBOR was equal to 6.62%. The Swap Agreement matures on December 26, 2003.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $39,420. Consequently, an increase in LIBOR of five percent (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $197,100. See Note 4 -- Derivative Financial Instrument to the Notes to Condensed Consolidated Financial Statements.

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings

                  not applicable

Item 2.           Changes in Securities and Use of Proceeds

                  not applicable

Item 3.           Defaults Upon Senior Securities

                  not applicable

Item 4.           Submission of Matters to a Vote of Stockholders

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

                  4.2 Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

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

                  10.17 Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit
                           10.17 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.18 Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International, Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.19 Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation. Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.20 Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.21 Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit
                           10.21 to the Company's Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.22 Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File
                           No. 000-26667) and herein incorporated by reference.

                  10.23 Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

                  27       Financial Data Schedule.

         b). Reports on Form 8-K

             None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CRAFTMADE INTERNATIONAL, INC.
                                                    (Registrant)



Date November 8, 2000                      /s/  James R. Ridings
    ---------------------                  -------------------------------------
                                                    JAMES R. RIDINGS
                                                   President and Chief
                                                    Executive Officer


Date  November 8, 2000                     /s/  Kathleen B. Oher
    ---------------------                  -------------------------------------
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

4.2      Rights Agreement, dated as of June 23, 1999, between Craftmade
         International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No.
         000-26667) and incorporated by reference herein.

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

10.17    Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among
         Craftmade International, Inc., a Delaware corporation, C/D/R Inc., a
         Delaware corporation, Durocraft International, Inc. a

         Texas corporation, Trade Source International, a Delaware corporation,
         Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.18    Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated
         August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International Inc., Trade
         Source International, Inc., and C/D/R Incorporated, filed as Exhibit
         10.18 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000
         (File No. 000-26667) and herein incorporated by reference.

10.19 Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft
         International, Inc., a Texas corporation, Trade Source International,
         Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost
         National Bank, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.20    Employment Agreement dated October 25, 1999, between Kathy Oher and
         Craftmade International, Inc., filed as Exhibit 10.20 to the Company's
         Annual Report on Form 10-K filed September 26, 2000 (File No.
         000-26667) and herein incorporated by reference.

10.21    Seventh Amendment to Credit Agreement dated May 12, 2000, by and among
         Craftmade International, Inc., a Delaware corporation, Durocraft
         International, Inc., a Texas corporation, Trade Source International,
         Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost
         National Bank, filed as Exhibit 10.21 to the Company's Annual Report on
         Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.22    Craftmade International, Inc. 1999 Stock Option Plan, filed as
         Exhibit A to the Company's Proxy Statement on Schedule 14A filed
         October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.23 Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

27       Financial Data Schedule