Form 10-Q
period 2000-12-31
CRAFTMADE INTERNATIONAL INC
filed 2001-02-14
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                          ---------    ---------


                             Commission File Number
                                    000-26667

                          CRAFTMADE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         75-2057054
          --------                                         ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)


650 South Royal Lane, Suite 100, Coppell, Texas              75019
-----------------------------------------------              -----
(Address of principal executive offices)                   (Zip Code)


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

5,887,058 shares of Common Stock were outstanding as of February 9, 2001.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three and six months ended December
                  31, 2000 and 1999.

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2000 and June 30, 2000.

                  Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended December 31, 2000.

                  Condensed Consolidated Statements of Cash
                  Flows for the six months ended December 31, 2000 and 1999.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                    FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                    --------------------------     ------------------------
                                     Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                       2000           1999           2000           1999
                                     --------       --------       --------       --------

Net Sales                            $ 19,183       $ 18,167       $ 43,464       $ 39,821
Cost of goods sold                     12,033         11,858         27,814         25,407
                                     --------       --------       --------       --------

  Gross profit                          7,150          6,309         15,650         14,414
                                     --------       --------       --------       --------

Selling, general
 and administrative
 expenses                               4,739          4,108          9,807          8,873
Interest expense, net                     525            368          1,114            706
Depreciation and amortization             230            219            455            430
                                     --------       --------       --------       --------

    Total expenses                      5,494          4,695         11,376         10,009
                                     --------       --------       --------       --------

Income before income taxes
 and minority interest                  1,656          1,614          4,274          4,405

Provision for income taxes                544            511          1,364          1,396
                                     --------       --------       --------       --------

Income before minority interest         1,112          1,103          2,910          3,009

Minority interest                        (311)          (195)          (685)          (539)
                                     --------       --------       --------       --------

Net income                           $    801       $    908       $  2,225       $  2,470
                                     ========       ========       ========       ========

Basic and diluted
 earnings per
 common share                        $    .14       $    .13       $    .37       $    .35
                                     ========       ========       ========       ========

Cash dividends
 declared per
 common share                        $    .07       $    .02       $    .11       $    .04
                                     ========       ========       ========       ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               December 31,
                                                  2000         June 30,
                                               (Unaudited)       2000
                                                ---------      --------
                                                    (In thousands)

Current assets:
  Cash                                          $  2,175       $  1,171
  Accounts receivable - net of
    allowance of $150,000
    and $236,000, respectively                    11,814         17,610
  Income taxes receivable                            414             --
  Inventory                                       15,114         15,322
  Deferred income taxes                              462            462
  Prepaid expenses and other
    current assets                                 1,220            918
                                                --------       --------

   Total current assets                           31,199         35,483
                                                --------       --------


Property and equipment, at cost:
  Land                                             1,535          1,535
  Building                                         7,784          7,784
  Office furniture and equipment                   2,639          2,297
  Leasehold improvements                             274            257
                                                --------       --------
                                                  12,232         11,873

Less:  accumulated depreciation                   (2,654)        (2,410)
                                                --------       --------

         Total property and equipment, net         9,578          9,463

Goodwill, net of accumulated
  amortization of $1,018,000
  and $808,000, respectively                       4,921          5,131
Other assets:                                         40             24
                                                --------       --------

  Total other assets                              14,539         14,618
                                                --------       --------

                                                $ 45,738       $ 50,101
                                                ========       ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         December 31,
                                            2000         June 30,
                                         (Unaudited)       2000
                                          ---------      --------
                                              (In Thousands)
Current liabilities:
  Note payable - current                  $    491       $    470
  Revolving lines of credit                 16,000         17,600
  Accounts payable                           2,280          4,179
  Commissions payable                          233            422
  Income taxes payable                          --             10
  Accrued liabilities                        1,618          1,540
                                          --------       --------
     Total current liabilities              20,622         24,221

 Other non-current liabilities:
  Deferred Income taxes                         88             88
  Note payable - long term                   8,338          8,588
  Derivative financial instrument                2             --
  Minority interest                            658            245
                                          --------       --------

  Total liabilities                         29,708         33,142
                                          --------       --------

Stockholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued             32             32
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   9,316,535 shares issued                      93             93
Additional paid-in capital                  12,616         12,453
Unearned deferred compensation                (125)            --
Retained earnings                           24,248         22,654
Accumulated other comprehensive loss            (2)            --
                                          --------       --------
                                            36,862         35,232
 Less:  treasury stock, 3,429,477
   and 3,116,177 common shares at
   cost, respectively, and 32,000
   preferred shares at cost                (20,832)       (18,273)
                                          --------       --------
     Total Stockholders' Equity             16,030         16,959
                                          --------       --------

Commitments and contingencies
                                          $ 45,738       $ 50,101
                                          ========       ========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                 (in thousands)

                                                                                              ACCUMULATED
                           VOTING COMMON STOCK   SERIES A  ADDITIONAL   UNEARNED             OTHER COMPRE-     TREASURY STOCK
                           -------------------   PREFERRED  PAID-IN     DEFERRED    RETAINED   HENSIVE     ------------------------
                            SHARES    AMOUNT      STOCK     CAPITAL   COMPENSATION  EARNINGS     LOSS      SHARES   AMOUNT    TOTAL
                          ----------  --------   ---------  --------  ------------- --------  ------------ ------   -------   -----
Balance as of June 30,
 2000                       9,317       $93        $32     $12,453      $ --        $22,654      $ --      3,148  ($18,273)  $16,959

Comprehensive Income:

Net Income for the six
 months ended
 December 31, 2000                                                                    2,225                                    2,225

Loss on derivative
 financial instrument,
 net of tax of $1                                                                                     (2)                        (2)
                         ---------  --------- -----------  ----------  ----------- ---------  ------------ ------  -------- --------

Total comprehensive
 income                                                                               2,225           (2)                      2,223

Stock Option Grants                                              163         (163)                                                --

Deferred Compensation
 Earned                                                                        38                                                 38

Stock repurchase                                                                                              313   (2,559)  (2,559)

Cash Dividends                                                                        (631)                                    (631)
                         ---------  --------- -----------  ----------  ----------- ---------  ------------ ------  -------- --------
Balance as of
 December 31, 2000           9,317        $93         $32     $12,616       ($125)   $24,248          ($2)  3,461 ($20,832)  $16,030
                         =========  ========= ===========  =========== =========== =========  ============ ======  ========  =======



                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  FOR THE SIX MONTHS ENDED
                                                  ------------------------
                                                 December 31,   December 31,
                                                     2000           1999
                                                 --------------------------
                                                       (In Thousands)
Net cash provided by
  operating activities                             $ 6,655        $ 3,517
                                                   -------        -------


Cash flows from investing activities:
  Net additions to equipment                          (360)          (143)
                                                   -------        -------
Net cash used for investing activities                (360)          (143)
                                                   -------        -------

Cash flows from financing activities:
  Net proceeds from (payments to)
     lines of credit                                (1,600)         2,750
  Principal payments on note payable                  (229)          (386)
  Stock repurchase                                  (2,559)        (5,101)
  Cash dividends                                      (631)          (283)
  Distributions to minority interest members          (272)          (552)
                                                   -------        -------
Net cash used for financing activities              (5,291)        (3,572)
                                                   -------        -------
Net increase in cash                                 1,004           (198)
Cash at beginning of period                          1,171        $ 1,563
                                                   -------        -------
Cash at end of period                              $ 2,175        $ 1,365
                                                   =======        =======



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 2000
                                   (Unaudited)


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

During the first six months of fiscal 2001 the Company repurchased 313,300 shares at an aggregate cost of $2,559,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 2000
                                   (Unaudited)
                                 (In Thousands)


Note 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:


                  FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                  --------------------------     ------------------------
                  December 31,   December 31,   December 31,   December 31,
                      2000           1999           2000           1999
                     ------         ------         ------         ------

Basic and
Diluted EPS

Numerator: Net
Income               $  801         $  908         $2,225         $2,470
                     ------         ------         ------         ------

Denominator:
Common Shares
Outstanding           5,903          6,937          5,980          7,094
                     ------         ------         ------         ------

Basic EPS            $  .14         $  .13         $  .37         $  .35
                     ======         ======         ======         ======


Denominator:
Common Shares
Outstanding           5,903          6,937          5,980          7,094
Options                  13              0              6              0
                     ------         ------         ------         ------
Total Shares         $5,916         $6,937         $5,986         $7,094
                     ======         ======         ======         ======

Diluted EPS          $  .14         $  .13         $  .37         $  .35
                     ======         ======         ======         ======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 2000
                                   (Unaudited)


Note 4 - DERIVATIVE FINANCIAL INSTRUMENTS

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

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 26, 2003, to manage its exposure to interest rate movements by effectively converting its long-term facility debt from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of December 31, 2000 was $3,719,000, which decreases as payments are made on the long-term note payable. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (8.99% at December 31, 2000) and receive a fixed rate of 8.125%. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $2,000 in accumulated other comprehensive loss on the accompanying condensed consolidated statement of changes in stockholders' equity to recognize at fair value the interest rate swap agreement which management designated as a cash-flow hedging instrument. As the critical terms of the interest rate swap agreement and the interest-bearing debt are the same the Company has assumed that there is no ineffectiveness in the hedge relationship.

Note 5 - SEGMENT INFORMATION

The Company has two reportable segments, Craftmade and Trade Source International, Inc. ("TSI"). The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from lighting and fan accessories marketed solely to mass merchandisers.

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The following table presents information about the reportable segments (in thousands):


                                       Craftmade        TSI          Total
                                       ---------        ---          -----
For the three months ended
  December 31, 2000:
Net sales from external customers       $11,113       $ 8,070       $19,183
Operating profit                          1,487           694         2,181


For the three months ended
  December 31, 1999:
Net sales from external customers       $11,145       $ 7,022       $18,167
Operating profit                          1,724           258         1,982


For the six months ended
  December 31, 2000:
Net sales from external customers       $23,964       $19,500       $43,464
Operating profit                          3,346         2,042         5,388


For the six months ended
  December 31, 1999:
Net sales from external customers       $24,448       $15,373       $39,821
Operating profit                          4,072         1,039         5,111

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


RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net Sales. Net sales increased 5.6% or $1,016,000 to $19,183,000 for the three month period ended December 31, 2000 from $18,167,000 for the same three month period last year. Net sales from the Craftmade division decreased slightly to $11,113,000 for the three months ended December 31, 2000 compared to $11,145,000 for the same three month period last year. Average daily sales increased 1.3% to $182,200 compared to $179,800 per day in the year ago period. The number of business days in the quarter ending December 31, 2000 was 61 compared to 62 business days for the same period in the previous year. Net sales of the TSI division increased 14.9% or $1,048,000 to $8,070,000 for the quarter ended December 31, 2000 from $7,022,000 for the same period in the previous year. The increase was primarily attributable to sales generated by Design Trends, LLC, the Company's 50% owned subsidiary which introduced a new line of portable lamps in March 2000. The continued roll out of Design Trends generated $2,296,000 in incremental revenue during the quarter ended December 31, 2000. These sales were partially offset by a $1,358,000 decline in Trade Source sales attributable to a decline in purchasing from one of its major customers.

Gross Profit. Gross profit of the Company increased to $7,150,000 or 37.3% of net sales, from $6,309,000 or 34.7% of net sales, for the three months ended December 31, 2000 compared to the same period of 1999. The gross profit of the Craftmade division increased to $4,853,000 or 43.7% of sales, from $4,843,000, or 43.5% of sales, in the year ago period. Gross profit from TSI increased to $2,297,000, or 28.5% of net sales, for the three months ended December 31, 2000 compared to $1,466,000 or 20.9% of sales for the same period in the previous year. The increase in the gross margin of TSI was primarily attributable to a shift in the sales mix from direct import sales to domestic sales that have higher gross profit margins and higher SG&A expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased to $4,739,000 or 24.7% of net sales for the three months ended December 31, 2000 from $4,108,000 or 22.6% of net sales for the same three month period last year. Total SG&A expenses of the Craftmade division increased to 29.4% of sales compared to 27.1% for the same period in the previous year. The increase in SG&A expenses as a percentage of sales was primarily due to an increase in the fixed portion of SG&A without a corresponding increase in sales to leverage down the expenses. Total SG&A expense of the TSI division increased to 18.2% of sales compared to 15.5% of sales for the same period in the previous year. The increase in TSI's SG&A expense as a percentage of sales was consistent with the shift in the sales mix from direct import to domestic sales as discussed above.

Interest Expense. Net interest expense of the Company increased $157,000 to $525,000 for the three months ended December 31, 2000 from $368,000 for the same three month period last year. This increase was primarily the result of an increase in the Company's note payable in the third quarter of fiscal 2000. The proceeds were utilized to repurchase the Company's common stock.

Minority Interest. Minority interest of $311,000 and $195,000 for the three months ended December 31, 2000 and 1999, respectively, represented the 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC by non-Company owned members. The non-Company owned interests have been accounted for as a minority interest.

Provision For Income Taxes. The provision for income taxes increased to $544,000 or 40.4% of net income before taxes but after minority interest, for the three months ended December 31, 2000 from $511,000 or 36.0% for the same period of the prior year. The increase in the effective rate relates to non-deductible expenses, primarily amortization of goodwill, as a percentage of pre-tax income.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999

Net Sales. For the six months ended December 31, 2000, net sales increased 9.2% or $3,643,000 to $43,464,000 from $39,821,000 for the same period last year. Net sales from the Craftmade division decreased 2.0% or $484,000 to $23,964,000 for the six months ended December 31, 2000 from $24,448,000 in the prior year period. The decline in sales of the Craftmade division was due to a decline in the number of business days to 122 business days in the six month period ended December 31, 2000 from 125 business days in the same period last year. Average daily sales remained flat compared to the year-ago period at $196,000 per day. Net sales of the TSI division increased 26.9% or $4,127,000 to $19,500,000 for the six month period ended December 31, 2000 compared to $15,373,000 for the same period in the previous year. The increase was primarily attributable to incremental revenue of $2,800,000 generated by the roll out of the Design Trends program.

Gross Profit. For the six month period ended December 31, 2000, gross profit of the Company increased to $15,650,000 or 36.0% of sales from $14,414,000 or 36.2% of sales for the same period in the previous year. The gross profit of the Craftmade division declined to $10,338,000 or 43.1% of sales from $10,717,000 or 43.8% of sales for the six months ended December 31, 2000 and 1999, respectively. The decline was primarily due to discounted pricing and promotional programs that occurred in the initial part of the six month period ended December 31, 2000. Gross profit of the TSI division increased to $5,312,000 or 27.2% of sales compared to $3,697,000 or 24.0% of sales for the same period in the previous year. The increase was primarily attributable to a shift in the sales mix from direct import sales to domestic sales that carry higher gross profit margins and higher SG&A expenses.

Selling, General and Administrative Expenses. For the six month period ended December 31, 2000, total SG&A expenses of the Company increased to $9,807,000 or 22.6% of sales compared to $8,873,000 or 22.3% of sales for the same period last year. SG&A expenses of the Craftmade division increased to $6,800,000 or 28.4% of sales compared to $6,453,000 or 26.4% of sales for the same period last year. The increase in SG&A expenses of Craftmade as a percentage of sales was primarily due to the decline in sales during the fiscal year 2000 period, which resulted in the de-leveraging of SG&A expenses compared to the same period in the previous year. For the six month period ending December 31, 2000, SG&A expenses of the TSI division decreased as a percentage of sales to 15.4% of sales or $3,007,000 compared to 15.7% of sales or $2,420,000 for the same period in the previous year. The increase in SG&A expenses was attributable to increased advertising and salary expense to support the introduction of new products.

Interest Expense. For the six-month period ended December 31, 2000, net interest expense increased to $1,114,000 compared to $706,000 for the same period in the previous year. This increase was primarily the result of an increase in the Company's note payable in the third quarter of fiscal 2000. The proceeds were utilized to repurchase the Company's common stock.

Minority Interest. Minority interest of $685,000 and $539,000 for the six months ended December 31, 2000 and 1999, respectively, represented the 50% ownership of PHI and Design Trends, LLC by non-Company owned members. The non-Company owned interests have been accounted for as a minority interest.

Provision for Income Taxes. The provision for income taxes decreased to $1,364,000 or 38.0% of net income before taxes but after minority interest, for the six months ended December 31, 2000 from $1,396,000 or 36.1% for the same period of the prior year. The increase in the effective rate relates to non-deductible expenses, primarily amortization of goodwill, as a percentage of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $1,004,000 to $2,175,000 at December 31, 2000 from $1,171,000 at June 30, 2000. The Company's operating activities provided cash of $6,655,000, primarily attributable to the Company's net income from operations and collections on customer accounts.

The $360,000 of cash used for investing activities related to the purchase of general warehouse, office and computer equipment.

The $5,291,000 of cash used for financing activities was primarily the result of
(i) the repurchase of 313,300 shares of the Company's common stock in connection with the Company's stock repurchase plans, at an aggregate cost of $2,559,000,
(ii) distributions to PHI's minority interest members of $272,000, (iii) principal payments of $229,000 on the Company's note payable,(iv) cash dividends of $631,000, and (v) principal payments of $1,600,000 on the Company's lines of credit.

At December 31, 2000, subject to continued compliance with certain covenants and restrictions, the Company had $17,500,000 available on its line of credit of which $14,000,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $2,000,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments approximating $1,200,000 under the note payable, fund the Design Trends new product roll-out of approximately $3,500,000, fund anticipated capital expenditures, as well as fund its projected growth over the next twelve months.

At December 31, 2000, $8,829,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

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

The notional principal amount of the Swap Agreement was $3,719,000 at December 31, 2000. During the term of the Swap Agreement, the Company receives a fixed rate of interest (8.125%) from Chase on such Notional Amount in consideration of its obligation to pay a floating rate of interest on such Notional Amount. The floating London Interbank Offered Rate ("LIBOR") plus 2.43%. At December 31, 2000, LIBOR was equal to 6.56%. The Swap Agreement matures on December 26, 2003.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $37,190. Consequently, an increase in LIBOR of five percent (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $185,950. See Note 4 - Derivative Financial Instrument to the Notes to Condensed Consolidated Financial Statements.

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

Item 4.           Submission of Matters to a Vote of Stockholders


         At the annual meeting of the Company's stockholders on October 27, 2000, the stockholders of the Company (i) elected James R. Ridings, Clifford Crimmings, Kathleen B. Oher, A. Paul Knuckley, Jerry E. Kimmel, Neall W. Humphrey, John DeBlois and Lary C. Snodgrass as directors of the company; (ii) approved the Craftmade International, Inc. 1999 Stock Option Plan; (iii) approved the Craftmade International, Inc. 2000 Non-Employee Director Stock Plan; and (iv) ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2001.

         The vote in the election of directors was as follows:


Votes                          For:       Withheld:
                               -------    ----------
James R. Ridings              5,552,397       15,691
Clifford Crimmings            5,553,797       14,291
Kathleen B. Oher              5,552,547       15,541
A. Paul Knuckley              5,558,447        9,641
Jerry E. Kimmel               5,557,097       10,991
Neall W. Humphrey             5,559,397        8,691
John DeBlois                  5,559,347        8,741
Lary C. Snodgrass             5,556,847       11,241

         The vote in the approval of the Craftmade International, Inc. 1999 Stock Option Plan was 3,261,475 for, 150,406 against, and 2,156,207 abstentions and broker non-votes.

         The vote in the approval of the Craftmade International, Inc. 2000 Non-Employee Director Stock Plan was 3,211,156 for, 200,277 against, and 2,156,655 abstentions and broker non-votes.

         The vote in the ratification of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending June 30, 2001 was 5,559,938 for, 4,600 against, and 3,550 abstentions and broker non-votes.

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

                  10.23    Craftmade International, Inc. 2000 Non-Employee
                           Director Stock Plan, filed as Exhibit B to the
                           Company's Proxy Statement on Schedule 14A filed
                           October 4, 2000 (File No. 000-2667) and herein incorporated by reference.

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

                                    CRAFTMADE INTERNATIONAL, INC.
                                             (Registrant)



Date February 14, 2001               /s/ James R. Ridings
                                    ------------------------------
                                           JAMES R. RIDINGS
                                          President and Chief
                                           Executive Officer


Date February 14, 2001              /s/  Kathleen B. Oher
                                    ------------------------------
                                           KATHLEEN B. OHER
                                       Chief Financial Officer

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

10.22             Craftmade International Inc. 1999 Stock Option Plan, filed as
                  Exhibit A to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference. .

10.23             Craftmade International Inc. 2000 Non-Employee Director Stock
                  Plan, filed as Exhibit B to the Company's Proxy Statement on
                  Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.