Form 10-Q
period 2001-03-31
CRAFTMADE INTERNATIONAL INC
filed 2001-05-14
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number
----------------------
       000-26667

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

5,887,058 shares of Common Stock were outstanding as of May 14, 2001.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q


Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2001 and 2000.

                  Condensed Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000.

                  Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended March 31, 2001.

                  Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000.

                  Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                  FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                  --------------------------   -------------------------
                                   March 31,      March 31,     March 31,     March 31,
                                      2001          2000          2001          2000
                                  -----------    -----------   ----------    ----------
Net Sales                          $   19,892    $   20,336    $   63,357    $   60,157
Cost of goods sold                     12,541        14,119        40,355        39,526
                                   ----------    ----------    ----------    ----------

  Gross profit                          7,351         6,217        23,002        20,631
                                   ----------    ----------    ----------    ----------

Selling, general
 and administrative
 expenses                               5,214         4,607        15,020        13,480
Interest expense,net                      577           445         1,692         1,150
Depreciation and amortization             259           219           714           648
                                   ----------    ----------    ----------    ----------

    Total expenses                      6,050         5,271        17,426        15,278
                                   ----------    ----------    ----------    ----------

Income before income taxes
 and minority interest                  1,301           946         5,576         5,353

Provision for income taxes                342           216         1,707         1,613
                                   ----------    ----------    ----------    ----------

Income before minority interest           959           730         3,869         3,740
Minority interest                        (279)         (339)         (964)         (879)
                                   ----------    ----------    ----------    ----------

Net income                         $      680    $      391    $    2,905    $    2,861
                                   ==========    ==========    ==========    ==========

Basic and diluted
 earnings per
 common share                      $      .12    $      .06    $      .49    $      .41
                                   ==========    ==========    ==========    ==========

Cash dividends
 declared per
 common share                      $      .07    $      .02    $      .18    $      .06
                                   ==========    ==========    ==========    ==========



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                       March 31,
                                         2001        June 30,
                                      (Unaudited)      2000
                                      ----------    ----------
                                          (In thousands)
Current assets:
  Cash                                $      524    $    1,171
  Accounts receivable - net of
    allowance of $150,000
    and $236,000, respectively            14,926        17,610
  Income taxes receivable                    272            --
  Inventory                               19,625        15,322
  Deferred income taxes                      462           462
  Prepaid expenses and other
    current assets                         1,230           918
                                      ----------    ----------

   Total current assets                   37,039        35,483
                                      ----------    ----------

Property and equipment, at cost:
  Land                                     1,535         1,535
  Building                                 7,784         7,784
  Furniture, fixtures and equipment        3,262         2,297
  Leasehold improvement                      274           257
                                      ----------    ----------
                                          12,855        11,873

Less: accumulated depreciation            (2,808)       (2,410)
                                      ----------    ----------

  Total property and equipment, net       10,047         9,463

Goodwill, net of accumulated
  amortization of $1,123,000
  and $808,000, respectively               4,816         5,131
Other assets                                  12            24
Derivative financial instrument               28            --
                                      ----------    ----------

  Total other assets                      14,903        14,618
                                      ----------    ----------

                                      $   51,942    $   50,101
                                      ==========    ==========



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,
                                          2001        June 30,
                                       (Unaudited)      2000
                                       ----------    ----------
                                            (In Thousands)
Current liabilities:
  Note payable - current               $      500    $      470
  Revolving lines of credit                18,650        17,600
  Accounts payable                          5,039         4,179
  Commissions payable                         342           422
  Income taxes payable                         --            10
  Accrued liabilities                       1,952         1,540
                                       ----------    ----------
     Total current liabilities             26,483        24,221

 Other non-current liabilities:
  Deferred Income taxes                        88            88
  Note payable - long term                  8,209         8,588
  Minority interest                           825           245
                                       ----------    ----------

  Total liabilities                        35,605        33,142
                                       ----------    ----------

Stockholders' equity:
 Series A cumulative, convertible,
   callable preferred stock, $1.00
   par value, 2,000,000 shares
   authorized; 32,000 shares issued            32            32
 Common stock, $.01 par value,
   15,000,000 shares authorized,
   9,316,535 shares issued                     93            93
Additional paid-in capital                 12,616        12,453
Unearned deferred compensation               (116)           --
Retained earnings                          24,516        22,654
Accumulated other comprehensive
 income                                        28            --
                                       ----------    ----------
                                           37,169        35,232
 Less:  treasury stock, 3,429,477
   and 3,116,177 common shares at
   cost, respectively, and 32,000
   preferred shares at cost               (20,832)      (18,273)
                                       ----------    ----------
     Total Stockholders' Equity            16,337        16,959
                                       ----------    ----------

Commitments and contingencies
                                       $   51,942    $   50,101
                                       ==========    ==========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001


(In thousands)                                                                                                  ACCUMULATED
                                                          SERIES A    ADDITIONAL     UNEARNED                      OTHER
                                            VOTING        PREFERRED    PAID-IN       DEFERRED      RETAINED    COMPREHENSIVE
                                         COMMON STOCK       STOCK      CAPITAL     COMPENSATION    EARNINGS       INCOME
                                        ---------------   ---------   ----------   ------------    --------    -------------
                                        Shares   Amount
                                        ------   ------
Balance as of June 30, 2000              9,317   $   93   $      32   $   12,453   $         --    $ 22,654    $          --

Comprehensive income:

  Net income for the nine months
    ended March 31, 2001                                                                             2,905

  Income on derivative financial
    instrument, net of tax of $16                                                                                         28
                                        ------   ------   ---------   ----------   ------------    --------    -------------

Total comprehensive income                                                                            2,905               28

Stock Option Grants                                                          163           (163)

Deferred Compensation Earned                                                                 47

Stock repurchase

Cash Dividends                                                                                       (1,043)

                                        ------   ------   ---------   ----------   ------------    --------    -------------
Balance as of March 31, 2001             9,317   $   93   $      32   $   12,616   $       (116)   $ 24,516    $          28
                                        ======   ======   =========   ==========   ============    ========    =============

(In thousands)
                                         TREASURY STOCK
                                        -----------------
                                        Shares    Amount      Total
                                        ------   --------    -------
Balance as of June 30, 2000              3,148   ($18,273)   $16,959

Comprehensive income:

  Net income for the nine months
    ended March 31, 2001                                       2,905

  Income on derivative financial
    instrument, net of tax of $16                                 28
                                        ------   --------    -------

Total comprehensive income                                     2,933

Stock Option Grants                                               --

Deferred Compensation Earned                                      47

Stock repurchase                           313     (2,559)    (2,559)

Cash Dividends                                                (1,043)

                                        ------   --------    -------
Balance as of March 31, 2001             3,461   $(20,832)   $16,337
                                        ======   ========    =======


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                FOR THE NINE MONTHS ENDED
                                               ----------------------------
                                                 March 31,       March 31,
                                                   2001            2000
                                               ------------    ------------
                                                     (In Thousands)
Net cash provided by
  operating activities                         $      3,621    $      2,737
                                               ------------    ------------


Cash flows from investing activities:
  Net additions to equipment                           (982)           (204)
                                               ------------    ------------
Net cash used for investing activities                 (982)           (204)
                                               ------------    ------------

Cash flows from financing activities:
  Net proceeds from lines of credit                   1,050           3,750
  Proceeds from note payable                             --           4,316
  Principal payments on note payable                   (349)           (581)
  Stock repurchase                                   (2,559)         (9,008)
  Cash dividends                                     (1,043)           (425)
  Capital contribution from minority
    interest members                                     10              --
  Distributions to minority interest members           (395)         (1,021)
                                               ------------    ------------
Net cash used for financing activities               (3,286)         (2,969)
                                               ------------    ------------

Net decrease in cash                                   (647)           (436)

Cash at beginning of period                           1,171           1,563
                                               ------------    ------------

Cash at end of period                          $        524    $      1,127
                                               ============    ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 2001
                                   (Unaudited)


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

Note 2 - STOCK REPURCHASE

During the year ended June 30, 1999, the Company's Board of Directors authorized the Company's management to repurchase up to an aggregate of 2,350,000 shares of the Company's outstanding common stock. At March 31, 2001, the Company had repurchased 1,689,300 shares, at an aggregate cost of $15,119,000, of which 313,300 shares at an aggregate cost of $2,559,000 were repurchased during the first nine months of fiscal 2001.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 2001
                                   (Unaudited)
                                 (In Thousands)


Note 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:


                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                        --------------------------    ------------------------
                          March 31,     March 31,      March 31,     March 31,
                            2001          2000           2001          2000
                        -----------   ------------    ----------   -----------
Basic and
Diluted EPS

Numerator:
Net Income               $      680   $        391    $    2,905   $    2,861
                         ----------   ------------    ----------   ----------

Denominator:
Common Shares
Outstanding                   5,887          6,671         5,949        6,954
                         ----------   ------------    ----------   ----------

Basic EPS                $      .12   $        .06    $      .49   $      .41
                         ==========   ============    ==========   ==========


Denominator:
Common Shares
Outstanding                   5,887          6,671         5,949        6,954
Options                           4             --             7           --
                         ----------   ------------    ----------   ----------
Total Shares             $    5,891   $      6,671    $    5,956   $    6,954
                         ==========   ============    ==========   ==========

Diluted EPS              $      .12   $        .06    $      .49   $      .41
                         ==========   ============    ==========   ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 2001
                                   (Unaudited)


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

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 26, 2003, to manage its exposure to interest rate movements by effectively converting its long-term facility debt from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of March 31, 2001 was $3,189,000, which decreases as payments are made on the long-term note payable. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (which equaled 7.51% at March 31, 2001) and receive a fixed rate of 8.125%. In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $28,000 in accumulated other comprehensive income on the accompanying condensed consolidated statement of changes in stockholders' equity to recognize at fair value the interest rate swap agreement which management designated as a cash-flow hedging instrument. As the critical terms of the interest rate swap agreement and the interest-bearing debt are the same the Company has assumed that there is no ineffectiveness in the hedge relationship.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 2001
                                   (Unaudited)


Note 5 - SEGMENT INFORMATION (con't)

The following table presents information about the reportable segments (in thousands):

                                             Craftmade      TSI        Total
                                             ---------   ---------   ---------
For the three months ended
   March 31, 2001:
Net sales from external customers            $  11,026   $   8,866   $  19,892
Operating profit                                 1,363         515       1,878


For the three months ended
   March 31, 2000:
Net sales from external customers            $  11,672   $   8,664   $  20,336
Operating profit                                 1,266         125       1,391


For the nine months ended
   March 31, 2001:
Net sales from external customers            $  34,991   $  28,366   $  63,357
Operating profit                                 4,709       2,559       7,268


For the nine months ended
   March 31, 2000:
Net sales from external customers            $  36,120   $  24,037   $  60,157
Operating profit                                 5,338       1,165       6,503


March 31, 2001                               $  29,576   $  22,366   $  51,942
Total Assets


March 31, 2000                               $  27,827   $  18,287   $  46,114
Total Assets

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of the rollout of the portable lamp program, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

Net Sales. Net sales decreased 2.2% or $444,000 to $19,892,000 for the three month period ended March 31, 2001 from $20,336,000 for the same three month period last year. Net sales of the Craftmade division decreased $646,000 to $11,026,000 for the three months ended March 31, 2001 compared to $11,672,000 for the same three-month period last year. The decline in revenues of the Craftmade division was primarily related to lower unit sales and lower pricing in the Company's lower end series of ceiling fans, which was partially offset by increases in higher priced, higher margin products. The Company intends to continue to be aggressive in the pricing of specific products when the strategy is effective in increasing unit volume sales. Craftmade has negotiated price concessions from its ceiling fan vendor which management believes will enable the Company to be competitive on pricing and maintain or improve its historical margins on these products. Sales of the TSI division increased 2.3% or $202,000 to $8,866,000 for the quarter ended March 31, 2001 from $8,664,000 for the same period in the previous year. The increase was primarily attributable to sales generated by Design Trends, LLC ("Design Trends"), the Company's 50% owned subsidiary, which introduced a new line of portable lamps in March 2000. The continued roll out of this new product generated $2,585,000 in incremental revenue during the quarter ended March 31, 2001. These sales were partially offset by a $2,383,000 decline in sales of outdoor lighting that occurred as many of TSI's customers reduced inventory levels during the period and delayed the implementation of new programs until the fourth quarter of fiscal 2001. Management believes the shift in revenue will result in positive sales growth in the fourth quarter in addition to the incremental revenue generated by Design Trends.

Gross Profit. Gross profit of the Company increased to $7,351,000 or 37.0% of net sales, from $6,217,000 or 30.6% of net sales, for the three months ended March 31, 2001 compared to the same period of 2000. The gross profit of the Craftmade division increased to 43.8% of sales compared to 38.9% of sales in the year ago period. Excluding the impact of a $517,000 inventory write down in the third quarter of fiscal 2000, the prior year comparison was 43.3%. Gross profit from TSI increased to $2,525,000, or 28.5% of net sales, for the three months ended March 31, 2001 compared to $1,679,000 or 19.4% of sales for the same period in the previous year. The increase in the gross margin of TSI was primarily attributable to a shift in the sales mix from direct import sales to domestic sales that have higher gross profit margins and higher SG&A expenses. TSI's gross margin comparison was also positively impacted because the division recorded $194,000 in sales credits during the third quarter of fiscal 2000 which did not occur in the third quarter of fiscal 2001.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased to $5,214,000 or 26.2% of net sales for the three months ended March 31, 2001 from $4,607,000 or 22.7% of net sales for the same three month period last year. Total SG&A expenses of the Craftmade division increased to 30.5% of sales compared to 27.2% for the same period in the previous year. The increase in Craftmade's SG&A expenses as a percentage of sales was primarily due to an increase in the fixed portion of SG&A without a corresponding increase in sales to leverage down the expenses. Total SG&A expenses of the TSI division increased to $1,845,000 or 20.8% of sales compared to $1,437,000 or 16.6% of sales for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was consistent with the shift in the sales mix from direct import to domestic sales as discussed above.

Interest Expense. Net interest expense of the Company increased $132,000 to $577,000 for the three months ended December 31, 2000 from $445,000 for the same three month period last year. This increase was primarily the result of an increase in amounts outstanding under the Company's lines of credit. The proceeds were utilized primarily to finance the roll-out of the portable lamp program that began in March 2000.

Minority Interest. Minority interest expense of $279,000 and $339,000 for the three months ended March 31, 2001 and 2000, respectively, represented the 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC by non-Company owned members. The non-Company owned interests have been accounted for as a minority interest.

Provision For Income Taxes. The provision for income taxes increased to $342,000 or 33.5% of net income before taxes but after minority interest, for the three months ended March 31, 2001, from $216,000 or 35.6% for the same period of the prior year.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

Net Sales. For the nine months ended March 31, 2001, net sales increased 5.3% or $3,200,000 to $63,357,000 from $60,157,000 for the same period last year. Net sales from the Craftmade division decreased 3.1% or $1,129,000 to $34,991,000 for the nine months ended March 31, 2001 from $36,120,000 in the prior year period. The decline in sales of the Craftmade division was primarily related to sales declines in the company's lower priced, lower margin series of ceiling fans. Net sales of the TSI division increased 18.0% or $4,329,000 to $28,366,000 for the nine month period ended March 31, 2001 compared to $24,037,000 for the same period in the previous year. The increase was attributable to incremental revenue of $5,386,000 generated by the roll out of the Design Trends program, offset by a net decline of $1,057,000 in TSI's other businesses, primarily outdoor lighting, as discussed above.

Gross Profit. For the nine month period ended March 31, 2001, gross profit of the Company increased to $23,002,000 or 36.3% of sales from $20,631,000 or 34.3% of sales for the same period in the previous year. The gross profit of the Craftmade division declined to $15,164,000 or 43.3% of sales from $15,255,000 or 42.2% of sales for the nine months ended March 31, 2001 and 2000, respectively. The decline was primarily due to discounted pricing and promotional programs that occurred in the initial part of the nine-month period ended March 31, 2001. Gross profit of the TSI division increased to $7,838,000 or 27.6% of sales compared to $5,376,000 or 22.4% of sales for the same period in the previous year. The increase was primarily attributable to a shift in the sales mix from direct import sales to domestic sales that carry higher gross profit margins and higher SG&A expenses.

Selling, General and Administrative Expenses. For the nine month period ended March 31, 2001, total SG&A expenses of the Company increased to $15,020,000 or 23.7% of sales compared to $13,480,000 or 22.4% of sales for the same period last year. SG&A expenses of the Craftmade division increased to $10,168,000 or 29.1% of sales compared to $9,630,000 or 26.7% of sales for the same period last year. The increase in SG&A expenses of Craftmade as a percentage of sales was primarily due to the decline in sales during the fiscal year 2001 period, which resulted in the de-leveraging of SG&A expenses compared to the same period in the previous year. For the nine month period ending March 31, 2001, SG&A expenses of the TSI division increased as a percentage of sales to 17.1% of sales or $4,852,000 compared to 16.0% of sales or $3,851,000 for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was consistent with the shift in the sales mix from direct import to domestic sales as discussed above.

Interest Expense. For the nine-month period ended March 31, 2001, net interest expense increased to $1,692,000 compared to $1,150,000 for the same period in the previous year. This increase was primarily the result of an increase in the Company's lines of credit. The proceeds were used primarily to finance the roll out of the portable lamp program that began in March 2000.

Minority Interest. Minority interest expense of $964,000 and $879,000 for the nine months ended March 31, 2001 and 2000, respectively, represented the 50% ownership of PHI and Design Trends, LLC by non-Company owned members. The non-Company owned interests have been accounted for as a minority interest.

Provision for Income Taxes. The provision for income taxes increased to $1,707,000 or 37.0% of net income before taxes but after minority interest, for the nine months ended March 31, 2001 from $1,613,000 or 36.1% for the same period of the prior year. The increase in the effective rate relates to non-deductible expenses, primarily amortization of goodwill, as a percentage of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased $647,000 to $524,000 at March 31, 2001 from $1,171,000 at June 30, 2000. The Company's operating activities provided cash of $3,621,000, primarily attributable to the Company's net income from operations and collections on customer accounts, less increases in inventory to support the rollout of the portable lamp program that began in March 2000.

In order to satisfy anticipated demand for the portable lamp program, the Company has increased Design Trends' inventory to approximately $5,902,000. Currently, this program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the currently targeted mass merchandiser.

The $982,000 of cash used for investing activities related to the purchase of general warehouse, office and computer equipment.

The $3,286,000 of cash used for financing activities was primarily the result of
(i) the repurchase of 313,300 shares of the Company's common stock in connection with the Company's stock repurchase plans, at an aggregate cost of $2,559,000,
(ii) distributions to PHI's minority interest members of $395,000, (iii) principal payments of $349,000 on the Company's note payable,(iv) cash dividends of $1,043,000, partially offset by principal advances of $1,050,000 on the Company's lines of credit. The Company has currently suspended its stock repurchase program but may implement the program in the future.

At December 31, 2000, subject to continued compliance with certain covenants and restrictions, the Company had $19,000,000 available on its line of credit, of which $16,500,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $2,150,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments approximating $1,200,000 under the note payable, fund the Design Trends new product roll-out of approximately $3,500,000, fund anticipated capital expenditures, as well as fund its projected growth over the next twelve months.

At March 31, 2001, $8,709,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

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

During the third quarter of fiscal 2001, the Company entered into an agreement with J.P. Morgan Chase and Co. and The Frost National Bank to modify the terms of the Company's lines of credit. The modifications provide less restrictive loan covenant ratios to enable the Company to increase its capital expenditures to fund the roll out of its portable lamp program. The terms of the agreement specify a sliding scale between the interest rate spread and the Company's ratio of total debt to tangible net worth, with a maximum spread that is 50 basis points higher than the maximum spread specified by the loan agreement prior to the modification. The Company does not believe that any additional interest expense associated with the higher interest rate spread will have a material effect on its financial condition.

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

The notional principal amount of the Swap Agreement was $3,189,000 at March 31, 2001. During the term of the Swap Agreement, the Company receives a fixed rate of interest (8.125%) from Chase on such notional amount in consideration of its obligation to pay a floating rate of interest on such notional amount. The floating rate of interest is based on the regularly published London Interbank Offered Rate ("LIBOR") plus 2.43%. At March 31, 2001, LIBOR was equal to 5.078%. The Swap Agreement matures on December 26, 2003.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $31,890. Consequently, an increase in LIBOR of five percent (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $159,450. See Note 4 - Derivative Financial Instrument to the Notes to Condensed Consolidated Financial Statements.

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

                  10.24* Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation,
                           Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank.


                           --------
                           * Filed herewith


                  b).      Reports on Form 8-K

                                            None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRAFTMADE INTERNATIONAL, INC.
                                                (Registrant)



Date May 14, 2001                 /s/  James R. Ridings
    --------------                ------------------------------
                                        JAMES R. RIDINGS
                                       President and Chief
                                        Executive Officer


Date May 14, 2001                 /s/  Kathleen B. Oher
    --------------                ------------------------------
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

10.24* Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft
         International, Inc., a Texas corporation, Trade Source International,
         Inc., a Delaware Corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The
         Chase Manhattan Bank, and The Frost National Bank.


----------
* Filed herewith