Form 10-K405
period 2001-06-30
CRAFTMADE INTERNATIONAL INC
filed 2001-09-26
CIK 856250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF AUGUST 31, 2001, WAS $51,321,280.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK AS OF AUGUST 31, 2001 WAS 5,898,058.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT PERTAINING TO THE REGISTRANT'S 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                      INDEX

PART I

       Item 1.   Business..................................................................................   1

       Item 2.   Properties................................................................................   8

       Item 3.   Legal Proceedings.........................................................................   8

       Item 4.   Submission of Matters to a Vote of Stockholders...........................................   8

PART II

       Item 5.   Market for the Registrant's Common Stock and Related
                 Stockholder Matters.......................................................................   9

       Item 6.   Selected Financial Data...................................................................  10

       Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................................................  10

       Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................  15

       Item 8.   Financial Statements and Supplementary Data...............................................  15

       Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................................................  15


PART III

       Item 10.  Directors and Executive Officers of the Registrant........................................  16

       Item 11.  Executive Compensation....................................................................  16

       Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management............................................................................  16

       Item 13.  Certain Relationships and Related Transactions............................................  16

PART IV

       Item 14.  Exhibits, Financial Statements, Financial Statement
                 Schedule and Reports on Form 8-K..........................................................  17

       Signatures..........................................................................................  20

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

Craftmade International, Inc. was incorporated in the state of Texas on July 16, 1985 and reincorporated in the state of Delaware in December 1991 and is organized into two operating segments: Craftmade International, Inc. ("Craftmade") and Trade Source International, Inc. ("TSI"). See Note 13 - Segment Information in the Notes to Consolidated Financial Statements for certain financial information about the Company's two segments. Craftmade, TSI, their wholly-owned subsidiaries and 50% owned companies are collectively referred to as the "Company".

CRAFTMADE - Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories to a nationwide network of over 1,600 lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. Craftmade completed an arrangement with Fanthing Electrical Corp. ("Fanthing"), in Taichung, Taiwan, in August 1986 for the manufacture of ceiling fans designed to Craftmade's specifications. Craftmade's ceiling fan product line consists of over two dozen series of premium priced to lower priced ceiling fans and is distributed under the Craftmade(R) trade name. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bathstrip lighting and over forty designs of outdoor lighting are marketed under its Accolade(R) trade name. Craftmade purchases substantially all of its light kits from Sunlit Industries ("Sunlit"), in Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management's judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. Craftmade's national sales organization, which consists of 33 independent sales groups employing approximately 65 sales representatives, markets its products to its distribution network of lighting showrooms and electrical wholesalers. Craftmade also assembles and markets a variety of lamp styles for sale to certain major retail chains and catalog houses and imports and distributes a variety of cables and components for the telephone and communications industries.

TSI - Effective July 1, 1998, Craftmade entered into an agreement and plan of merger in which Trade Source International, Inc., a California corporation ("TSI California"), merged with and into TSI, a Delaware corporation and a wholly-owned subsidiary of Craftmade. TSI is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. TSI's outdoor lighting consists of over sixty designs in different decorative finishes. The indoor lighting product line includes floor and table lamps, chandeliers and wall sconces designed by Pat Dolan that are marketed through Design Trends, LLC ("Design Trends"), in which Craftmade has a 50% ownership interest. The various fan accessories include universal downrods, pullchains and ceiling medallions marketed through Prime/Home Impressions, LLC ("PHI"), in which TSI has a 50% ownership interest. Selected ceiling fans are marketed to mass merchandisers in accordance with the Company's cross-market product expansion plans. TSI purchases substantially all of its products from manufacturers located in Asia, including Hong Kong.

CRAFTMADE PRODUCTS

CEILING FANS - Craftmade's ceiling fan product line consists of over two dozen fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade's fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade's light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Constantina, Crescent and Presidential series to various low-end builder series. Craftmade's fans come in five motor sizes, five blade sizes and over two dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Ceiling fans accounted for 29%, 33% and 32% of the Company's sales for fiscal years 2001, 2000 and 1999, respectively.

LIGHT KITS - Craftmade markets nearly eighty models of light kits, which consist of the glass shades and filters, in various colors which may be utilized with Craftmade's ceiling fans or other ceiling fans.

BATHSTRIP LIGHTING - Craftmade markets nearly two dozen series of bathstrip lighting in different lengths and decorative finishes under the Accolade(R) trade name. Craftmade plans to add finishes and series from time to time based on customer demand.

OUTDOOR LIGHTING - During fiscal year 1999, Craftmade began marketing over forty designs of outdoor lighting in different decorative finishes under the Accolade(R) trade name. These products are marketed under the TSI Prime brand, or under the retailers' private label. Styles include wall-mount, pendant and post-mount. Craftmade plans to add finishes and designs from time to time based on customer demand.

ACCESSORIES - Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal downrods for use with ceiling fans. Accessory sales represented 13%, 12% and less than 10% of the Company's sales in fiscal years 2001, 2000 and 1999, respectively.

LAMPS - Craftmade assembles and markets lamps for sale to certain retail chains and catalog houses to be sold under private brand labels. The lamps are assembled at the Company's facilities in Coppell, Texas and consist of wood, solid brass, zinc coated, crystal, ceramic and porcelain table, floor and desk lamps, as well as hanging lantern kits.

CABLE COMPONENTS - Craftmade distributes various cable components, including connectors and switches that it acquires from Asian manufacturers for use with computers and telephone board circuitry.

TSI PRODUCTS

OUTDOOR LIGHTING - TSI markets over sixty designs of outdoor lighting in different decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand. The outdoor lighting is designed for either wall mounting or as a post-mounted fixture. TSI's sales of outdoor lighting represented 22%, 28% and 34% of the Company's sales in fiscal years 2001, 2000 and 1999, respectively.

INDOOR LIGHTING - During fiscal year 2000, the Company began marketing floor and table lamps, chandeliers and wall sconces designed by Pat Dolan to various mass merchandisers through Design Trends. TSI's portable lamp program, which is a significant part of the TSI's indoor lighting program, is merchandised in a mix and match system that enables the consumer to customize a lamp base and shade combination. Lampshades are displayed separately on a revolving carousel that economizes space. The smaller packaging of the lamp bases enables the retailer to display a greater number of SKUs in the same amount of space. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes. TSI's sales of indoor lighting represent 14% of the Company's sales in fiscal year 2001, and less than 10% of the Company's sales in fiscal year 2000.

ACCESSORIES - TSI also markets various fan accessories, including universal downrods, pullchains and ceiling medallions, to various mass merchandisers through PHI. TSI's accessories sales represented less than 10% of the Company's sales in fiscal year 2001, and 11% and 10% of the Company's sales in fiscal years 2000 and 1999, respectively.

CEILING FANS - During fiscal 2000, the Company began marketing selected ceiling fans to TSI's mass merchandiser customers in accordance with the Company's cross-market product expansion plans. In fiscal 2001, ceiling fans were sold to one of TSI's major name center customers under the retailer's private label brand.

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

Fanthing has provided Craftmade with a $1,000,000 credit facility, pursuant to which Fanthing will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, this credit facility is equivalent to approximately three weeks' supply of ceiling fans and represents a supplier commitment that the Company's management believes is unusual for the industry and favorable to the Company. Fanthing is not required to provide this credit facility under its agreement with Craftmade, and Fanthing may discontinue this credit facility at any time. Craftmade places orders with Fanthing in anticipation of normally recurring orders. In the ordinary course of business, orders are filled within 60 days, which includes approximately 20 days for transport. While Craftmade's agreement with Fanthing does not contain provisions relating to adjustments or returns as a result of product defects, Fanthing has previously extended Craftmade full credit for any product returns during the fifteen-year period of their working relationship. All orders are in U.S. dollars. In the event of any fluctuation in exchange rates exceeding approximately 5%, any future orders placed by Craftmade may be adjusted accordingly. Ceiling fans are shipped in container-size lots, generally consisting of 1,600 fan units. Delivery is made in Dallas, Texas upon presentment of documents by Craftmade's designated freight forwarder following payment for such containers at Fanthing's bank in Taiwan.

Under a stock purchase agreement between the Company and Fancy Industrial, Inc. ("Fancy"), a Texas corporation and a wholly-owned subsidiary of Fanthing, the Company, at its option, may repurchase 227,691 shares of the Company's common stock owned by Fancy for an aggregate purchase price of $138,000. At June 30, 2001 and 2000, the fair value of the option approximated $2,551,000 and $1,537,000 respectively. The Company has no intention to reacquire any shares from Fancy at this time. The Company's management currently believes that Craftmade's relationship with Fanthing and its ability to supply quality ceiling fans at competitive prices have been critical to the success of Craftmade. The Company's management currently believes Craftmade's relationship with Fanthing is excellent and foresees no reason, based on its association to date, for such relationship to deteriorate. If for any reason Fanthing were to discontinue its relationship with Craftmade in the future or should it be unable to continue to supply sufficient amounts of Craftmade products, Craftmade would be required to seek alternative sources of supply. The Company's management currently believes Craftmade could secure alternative sources of supply with minimal business disruption.

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

Craftmade's wall controls, timers and switches as well as certain of its ceiling fan blades are manufactured by companies based in the United States. Craftmade offers a variety of custom blade sets in various sizes and finishes, including unfinished oak, ash and other wood grains and in clear, mirror, gold mirror, black, smoke and antique white acrylic. The finished products are packaged and labeled under the Craftmade brand name.

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

TSI purchases most of its ceiling fan accessories from several manufacturers located in Asia, with the exception of ceiling medallions which are purchased from a manufacturer located in the United States. Design Trends purchases its lamps from a manufacturer located in China. These products are also shipped on containers, either to the Company's facility in Coppell, Texas or directly to the customer. All of TSI's and Design Trends foreign vendors require payment seven days after notification of shipment of product from Asia.

DISTRIBUTION

Craftmade's products are marketed through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, outdoor lighting and accessories are distributed through 33 independent sales groups on a national basis (except for Alaska and Hawaii). Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 65 sales representatives, which sales representatives represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During fiscal years 2001, 2000 and 1999, no single lighting showroom or electrical wholesaler accounted for more than 2% of Craftmade's sales.

Sales representatives are carefully selected and continually evaluated in order to promote high-level representation of Craftmade's products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market Craftmade's products. Additional training, especially for new product series, is provided on a regular basis at semi-annual trade shows held throughout the United States. Management believes it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to Craftmade and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of Craftmade's products as well as the ongoing administrative and marketing support that Craftmade provides to its sales representatives.

All of TSI's sales are to mass merchandisers with two customers comprising the most significant portion as follows:

                                     Customer A                                 Customer B
                         --------------------------------             ---------------------------------
                                              Percent of                                    Percent of
                         Percent of TSI's    Consolidated             Percent of           Consolidated
Fiscal Year                  Sales               Sales                TSI's Sales             Sales
-----------              ----------------    ------------             -----------          ------------

2001                          60%                 29%                     23%                  11%
2000                          48%                 19%                     25%                  10%
1999                          47%                 20%                     29%                  13%

The majority of TSI's sales are by direct shipment. The remaining sales are shipped from the Company's Coppell, Texas facility. TSI utilizes an internal sales force to market its products and sales representatives to service specific mass merchandiser locations.

MARKETING

Craftmade relies primarily on the reputation of its ceiling fans, outdoor lighting and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of its products. The principal markets for Craftmade's products are the new home construction, remodeling and replacement markets. Craftmade utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog. Craftmade also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (in January and June) and maintains a showroom at the Dallas Trade Mart. Craftmade provides warranties ranging from 10 years to lifetime on the fan motor of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. Craftmade also provides a limited lifetime warranty on its higher-end series of fans. The Company's management believes these warranties are highly attractive to both dealers and consumers.

TSI relies primarily on the reputation of its products and the relationship it has with its mass merchandiser customers with respect to its sales. TSI participates in advertising programs and special promotions performed by its customers. TSI also promotes its product line at semi-annual trade shows in Dallas (in January and June) and utilizes Craftmade's showroom at the Dallas Trade Mart.

The Company has a 48-hour product shipment policy. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

For information concerning revenues of the Company attributable to foreign and domestic customers, along with information concerning foreign and domestic long-lived assets of the Company, see Note 13 - Segment Information in the Notes to Consolidated Financial Statements.

PRODUCT EXPANSION

Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During fiscal year 2001, Craftmade introduced four new series of fans (Valencia, Light Rays, Ol' Madrid and Uni-Pack). The Company also expanded its selection by adding Rustic Iron and Mocha colored finishes. In addition, Craftmade increased its selection of complementary products such as specialty light fixtures, glass and accessories. The Company's management will continue to search for opportunities for product expansion that it considers complementary to the Company's existing product lines.

In fiscal year 2001, the Company enlarged its presence in the mass merchandiser market by introducing new lines of interior lighting products to TSI's customer base. In the showroom division, Craftmade added two new series of outdoor lighting to existing lines, as well as multiple new finish choices such as Goldstone, Stainless Steel and Ironite. The Company will continue to seek opportunities to cross-market products between the two channels of distribution without jeopardizing existing business.

The Company's product sales, particularly ceiling fans, are somewhat seasonal with sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters. The company's management anticipates that this effect will be offset to some degree by sales of portable lamps, which are expected to be stronger in the second and third fiscal quarters as a result of fewer daylight hours.

BACKLOG

Backlog is not material to the Company's operations as substantially all of the Company's products are shipped to customers within 48 hours following receipt of orders. Presently, the Company is accepting orders based on product availability.

COMPETITION

The ceiling fan and lighting fixture market is highly competitive at all levels of operation. Some of the major companies in the ceiling fan industry include Casablanca, Hunter, Monte Carlo, Quorum, Emerson Electric and Taconi. A number of other well-established companies are also currently engaged in activities that compete directly with Craftmade. Some of Craftmade's competitors are better established, have longer operating histories, substantially greater financial resources or greater name recognition than Craftmade. However, because of TSI's ability to provide unique benefits to mass merchandisers that the Company's management believes other competitors do not offer, such as TSI's display systems, packaging and merchandise, the Company's management believes that the quality of Craftmade's products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable Craftmade to compete successfully in these highly competitive markets.

The mass merchandiser market is also highly competitive. TSI has numerous competitors, which are located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer's Fountain, Murray Feiss and Minka. In addition, mass merchandisers themselves will, at times, compete directly against TSI by purchasing private label products from TSI's vendors. However, the Company's management believes that TSI has positioned itself with its customers in a manner that reduces some of the risks involved of competing in the mass merchandiser market.

INDEPENDENT SAFETY TESTING

All of the ceiling fans, outdoor lighting, light kits and lamps sold by the Company in the United States are tested by Underwriter's Laboratories (UL), which is an independent non-profit corporation which tests certain products, including ceiling fans and lighting fixtures, for public safety. Under its agreement with UL, the Company voluntarily submits its products to UL, and UL tests the products for safety. If the product is acceptable, UL issues a listing report that provides a technical description of the product. UL provides the manufacturers with procedures to follow in manufacturing the products. Electrical products that are manufactured in accordance with the designated procedures display the UL listing mark, which is generally recognized by consumers as an indication of a safe product and which is often required by various governmental authorities to comply with local codes and ordinances. The contract between the Company and UL provides for automatic renewal unless either party cancels as a result of default or gives applicable prior notice.

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

PATENTS AND TRADEMARKS

The Company does not believe that patent protection is significant to most of its products or current business operations. The Company, however, has patented certain of its product designs and the functional features of some of its products, including a patent on its Cathedral Ceiling Adapter and the Carousel light kit. The expiration dates of Craftmade's patents (excluding pending applications) currently range from 2008 to 2014. In addition, Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company's management does not believe that such patents are material to the production of Craftmade products. From time to time, the Company also enters into license agreements with various designers of the Company's products, including license agreements concerning licenses on patents for eight series of fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade(R), Design Trends(R), Accolade(R) and Durocraft(R), along with the product names of certain of its designs, with the United States Patent and Trademark Office.

EMPLOYEES

As of July 31, 2001, the Company employed a total of 131 full time employees, including three executive officers, two TSI officers, 20 managers, 28 clerical and administrative personnel, 18 marketing personnel; 49 warehouse personnel and 11 production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

The Company's headquarters are located in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space, which is owned by the Company and is used by both Craftmade and TSI. The Company's management believes that this Company-owned facility will be sufficient for its purposes for the foreseeable future. See Note 4 - Note Payable in the Notes to Consolidated Financial Statements.

The Company also leases permanent display facilities at the Dallas Trade Mart, which are used by both Craftmade and TSI. The lease will expire in September 2003 and provides for monthly rental payments of approximately $4,000.

TSI leases office space from an affiliate of TSI in El Dorado Hills, California. This lease is for $7,500 per month and expires June 30, 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any material legal or administrative proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2001.

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

The following table sets forth, for the periods indicated, the high and low bid information per share of common stock on the Nasdaq National Market System, as reported by Nasdaq.

                                                                           Dividends
                                                   High         Low        per share
                                                  ------       ------      ---------

Fiscal Year Ended June 30, 2000:
    First Quarter                                 $14.88       $ 6.88       $  .02
    Second Quarter                                  9.56         5.75          .02
    Third Quarter                                   9.69         6.13          .02
    Fourth Quarter                                  7.38         4.00          .04

Fiscal Year Ended June 30, 2001:
    First Quarter                                 $ 8.75       $ 6.38       $  .04
    Second Quarter                                  8.75         6.50          .07
    Third Quarter                                   7.94         6.56          .07
    Fourth Quarter                                 13.10         6.20          .07

Fiscal Year Ended June 30, 2002:
    First Quarter (Through August 31, 2001)       $14.65       $10.05

On August 24, 2001, there were 100 holders of record of the Company's common stock.

Computershare Investor Services, 1601 Elm Street, Suite 4340, Dallas, Texas 75201, is the transfer agent and registrar for the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data in the tables below are for the five fiscal years ended June 30, 2001. The data should be read in conjunction with the financial statements and notes, which are included elsewhere herein. Effective July 1, 1998 the Company acquired TSI. This acquisition may affect the comparability of the information contained in the tables below.

                                                        For the years ended
                                 -----------------------------------------------------------------
                                              (in thousands, except per share data)
                                 June 30,      June 30,      June 30,       June 30,      June 30,
                                   2001          2000          1999           1998          1997
                                 --------      --------      --------       --------      --------

Selected Operating Results:

Net sales                         $93,477       $85,499       $84,986       $40,903       $39,523
Gross profit (a)                   30,357        26,317        27,124        14,242        12,396
Net income                          4,687         4,280         5,689         3,046         2,113
Basic and diluted earnings
   per common share                   .79           .63           .76           .46           .31
Cash dividends declared
   per common share               $   .25       $   .10        $  .08       $   .08       $   .05
Basic common
   shares outstanding               5,933         6,781         7,523         6,544         6,834
Diluted common
   shares outstanding               5,942         6,781         7,535         6,557         6,838

                                 June 30,      June 30,      June 30,       June 30,     June 30,
                                   2001          2000          1999           1998         1997
                                 --------      --------      --------       --------     --------

Summary Balance Sheet:

Current assets                    $42,214       $35,483       $31,975       $18,974       $20,431
Current liabilities                31,981        24,221        18,668         8,837        11,487
Long-term debt                      8,076         8,588         4,677         6,077         7,989
Total assets                       59,129        50,101        47,257        28,350        30,278
Stockholders' equity               17,782        16,959        23,363        13,338        10,720
Book value per common share       $  3.02       $  2.74       $  3.16       $  2.03       $  1.63

(a) Gross profit reflects accounting reclassifications in accordance with adopting the provisions of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

With the exception of historical information, the matters discussed in this Item 7 and elsewhere in this Annual Report on Form 10-K contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of the Design Trends portable lamp program, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000.

Net Sales - Net sales increased $7,978,000 to $93,477,000 for the year ended June 30, 2001 from $85,499,000 for the year ended June 30, 2000. Sales of the Craftmade division decreased 4.0% or $2,046,000, to $48,514,000 from $50,560,000 for the year ended June 30, 2000. The decline in sales of the Craftmade division was primarily related to sales declines in the Company's lower priced, lower margin series of ceiling fans. Sales of the TSI division increased 28.7%, or $10,024,000, to $44,963,000 from $ 34,939,000 for the year ended June 30, 2000.
The increase was attributable to incremental revenue of $12,354,000 generated by the Design Trends' portable lamp program, which was partially offset by a net decline of $2,330,000 in TSI's outdoor lighting sales. Sales of TSI's outdoor lighting in fiscal 2000 were driven by non-program promotional business which can vary greatly from year to year. The Company's management is reviewing its promotional programs in an effort to increase sales in outdoor lighting. Management believes that the TSI division will continue to experience positive sales growth as the initial phase of the portable lamp program is completed and the customer generates restocking orders.

Gross Profit - Gross profit increased to 32.5% of sales, or $30,357,000, for the year ended June 30, 2001 compared to 30.8% of sales, or $26,317,000, for the year ended June 30, 2000. The gross margin of the Craftmade division increased to 37.6% of sales for the year ended June 30, 2001 from 36.7% of sales for the year ended June 30, 2000. Craftmade has negotiated price concessions from its ceiling fan vendor which management believes will enable the Company to be competitive on pricing and maintain or improve its historical margins on these products. The Company intends to continue to be aggressive in the pricing of specific products when the strategy is effective in increasing unit volume sales. Gross profit of the TSI division increased to $12,128,000, or 27.0% of sales, for the year ended June 30, 2001 compared to $7,754,000, or 22.2% of sales, for the year ended June 30, 2000. The increase was primarily attributed to a shift in the sales mix from direct import sales to domestic sales that carry higher gross profit margins and higher SG&A expenses. In addition, last year's gross margin was negatively impacted by inventory write-downs and sales credits.

Selling, General and Administrative Expenses - Total selling, general and administrative ("SG&A") expenses increased $1,811,000 to $17,598,000, or 18.8% of net sales, for the year ended June 30, 2001 from $15,787,000, or 18.5% of net sales, for the year ended June 30, 2000. SG&A expenses of the Craftmade division increased to $11,139,000 or 23.0% of net sales, compared to $10,773,000 or 21.3% of net sales, in the previous year. The increase in Craftmade's SG&A expenses as a percentage of sales was primarily due to the decline in sales during the period, which resulted in the de-leveraging of SG&A expenses compared to the previous year. SG&A expenses from TSI remained relatively consistent as a percentage of sales at 14.4% or $6,458,000 for the year ended June 30, 2001 compared to 14.3% of sales or $5,013,000 for the year ended June 30, 2000. The dollar increase in TSI's SG&A expenses is attributable to the higher sales volume.

Net Interest Expense - Net interest expense increased $574,000 to $2,219,000 for the year ended June 30, 2001 from $1,645,000 for the previous year. This increase was primarily the result of an increase in the amounts outstanding under the Company's revolving lines of credit. The proceeds were used primarily to finance the portable lamp program that began in March 2000.

Provision for Income Taxes - The provision for income taxes increased to $2,811,000, or 37.5% of income before taxes but after minority interest, for the year ended June 30, 2001 from $2,583,000, or 37.6% of income before taxes but after minority interest for the year ended June 30, 2000.

Minority Interest - Minority interest expense of $1,954,000 for the year ended June 30, 2001 represented the 50% ownership of PHI and Design Trends by non-Company owned members.

Net Income - Net income increased to $4,687,000, or diluted earnings per common share of $.79, for the year ended June 30, 2001 from $4,280,000, or diluted earnings per common share of $.63, for the year ended June 30, 2000. The increase in net income was primarily attributable to the increase in TSI's sales in connection with the portable lamp program as discussed above.

Fiscal year ended June 30, 2000 compared to fiscal year ended June 30, 1999.

Net Sales - Net sales increased $513,000 to $85,499,000 for the year ended June 30, 2000 from $84,986,000 for the year ended June 30, 1999. Sales of the Craftmade division increased $2,834,000, which was partially offset by a $2,321,000 decline in sales of the TSI division. Craftmade's sales benefited from an increase in fan sales of $2,226,000, or 8.5%, for the year ended June 30, 2000 compared to the previous year. In addition, the Company's strategy of marketing selected TSI products through Craftmade's distribution channel produced approximately $2,225,000 in net sales for Craftmade for the year ended June 30, 2000 compared to $850,000 in the previous year. The decline in sales of the TSI division was partially due to the fact that one of TSI's major customers reduced its level of purchasing during the first quarter of fiscal 2000 while it continued to sell previously purchased inventory.

Gross Profit - Gross profit declined to 30.8% of sales, or $26,317,000, for the year ended June 30, 2000 compared to 31.9% of sales, or $27,124,000, for the year ended June 30, 1999. The gross margin of the Craftmade division declined to 36.7% from 37.6% for the year ended June 30, 1999, primarily due to the write-down of the lamp inventory to estimated net realizable value. TSI's gross profit margin declined to 22.2% compared to 24.6% for the year ended June 30, 1999. The decline was due to an increase in direct shipment sales from foreign manufacturers, which carry lower margins than domestic shipments, as well as additional rebates provided to two of the division's larger customers to assist in clearing certain categories of slow-moving inventory.

Selling, General and Administrative Expenses - Total SG&A expenses increased $736,000 to $15,787,000, or 18.5% of net sales, for the year ended June 30, 2000 from $15,051,000, or 17.7% of net sales, for the year ended June 30, 1999. SG&A expenses of the Craftmade division increased to $10,773,000, or 21.3% of net sales, compared to $9,566,000, or 20.0% of net sales, in the previous year. The increase in SG&A expenses of Craftmade as a percentage of sales was primarily due to the decline in lamp sales during the year ended June 30, 2000, which resulted in the de-leveraging of SG&A expenses compared to the previous year when lamp inventory was being aggressively liquidated. The increase in SG&A expense dollars of Craftmade is primarily attributable to increases in commissions and certain other costs directly correlated to the sales increase experienced by Craftmade and to the increase in employee costs related to the growth in the Company's labor force necessary to meet its increased sales. SG&A expenses from TSI declined $472,000 to $5,013,000, or 14.3% of net sales, from $5,485,000, or 14.7% of net sales, for the year ended June 30, 1999. Lower SG&A expenses as a percentage of sales were achieved by TSI due to sales via direct shipments from vendor facilities.

Net Interest Expense - Net interest expense increased $352,000 to $1,645,000 for the year ended June 30, 2000 from $1,293,000 for the year ended June 30, 1999. This increase was primarily the result of a net increase in the Company's revolving lines of credit and an increase in the Company's note payable. The proceeds were utilized to repurchase the Company's common stock.

Provision for Income Taxes - The provision for income taxes declined to $2,583,000, or 37.6% of income before taxes but after minority interest, for the year ended June 30, 2000 from $3,336,000, or 36.9% of income before taxes but after minority interest for the year ended June 30, 1999. The increase in the effective rate relates to an increase in non-deductible expenses, primarily amortization of goodwill, as a percentage of pretax income.

Minority Interest - Minority interest expense of $1,148,000 for the year ended June 30, 2000 represented the 50% ownership of PHI and Design Trends by non-Company owned members.

Net Income - Net income declined to $4,280,000, or diluted earnings per common share of $.63, for the year ended June 30, 2000 from $5,689,000, or diluted earnings per common share of $.76, for the year ended June 30, 1999. The decline in net income was primarily attributable to the decline in TSI's sales and gross margins, and the de-leveraging of SG&A expenses in the Craftmade division due to the lower sales of lamp products compared to the year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 2001.

The Company's cash increased $467,000 from $1,171,000 at June 30, 2000 to $1,638,000 at June 30, 2001. The Company's operating activities provided cash of $6,403,000 during the year ended June 30, 2001 compared to $2,652,000 during the year ended June 30, 2000. This cash flow was primarily attributable to the Company's net income, adjusted for non-cash items, which was partially offset by increases in accounts receivable and inventory levels.

To satisfy anticipated demand for the portable lamp program, the Company has increased Design Trends' inventory levels (approximately $5,137,000 at June 30,
2001). This program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

Cash used for investing activities of $3,370,000 was related to additions to property and equipment, primarily for costs associated with Design Trends' portable lamp program.

Cash used for financing activities of $2,566,000 was primarily the result of (i) the repurchase of 313,300 shares of the Company's common stock at an aggregate cost of $2,559,000, (ii) distributions to minority interest members of $1,160,000, (iii) principal payments of $470,000 on the Company's notes payable, and (iv) cash dividends of $1,455,000. These amounts were partially offset by principal advances of $3,000,000 under the Company's lines of credit. The Company has currently suspended its stock repurchase program but may implement the program in the future.

At June 30, 2001, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its line of credit, of which $18,800,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, of which $1,800,000 had been utilized.

During fiscal 2001, the Company entered into an agreement with J.P. Morgan Chase and Co. and The Frost National Bank to modify the terms of the Company's lines of credit. The modifications provide less restrictive loan covenant ratios to enable the Company to increase its capital expenditures to fund the portable lamp program. The terms of the agreement specify a sliding scale between the interest rate spread and the Company's ratio of total debt to tangible net worth, with a maximum spread that is 50 basis points higher than the maximum spread specified by the loan agreement prior to the modification. The Company does not believe that any additional interest expense associated with the higher interest rate spread will have a material effect on its financial condition.

At June 30, 2001, $8,588,000 remained outstanding under the twelve-year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's anticipated operating needs, debt service requirements and capital expenditures over the next twelve months.

Fanthing, Craftmade's ceiling fan manufacturer has provided Craftmade with a $1,000,000 credit facility, pursuant to which it will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately three weeks' supply of ceiling fans and represents a supplier commitment, which, in the opinion of the Company's management, is unusual for the industry and favorable to the Company. This manufacturer is not required to provide this credit facility under its agreement with Craftmade, and it may discontinue this arrangement at any time.

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

NEW ACCOUNTING PRONOUNCEMENTS

Business combinations - On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 141, "Business Combinations". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to implement SFAS 141 for business combinations entered into or after July 1, 2001.

Goodwill and other intangible assets - On June 29, 2001, the FASB also approved SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary forty-year ceiling. The Company will adopt SFAS 142 effective July 1, 2001. The Company has not fully determined the impact that this statement will have on its consolidated financial position or results of operations; however, goodwill amortization for the year ended June 30, 2001 approximated $396,000 and will cease to be recorded beginning July 1, 2001.

Vendor income statement characterization of consideration paid to a retailer of a vendor's products - Emerging Issues Task Force Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products" is effective for periods beginning after December 15, 2001. EITF 00-25 requires that various forms of consideration from a vendor to a retailer be classified as a reduction of revenue. EITF 00-25 also provides certain criteria to classify various forms of consideration as expense if the vendor receives a benefit from the retailer. Management believes the adoption of EITF 00-25 will not have a material effect on the consolidated financial statements.

INFLATION

Generally, inflation has not had, and the Company does not expect it to have, a material impact upon operating results. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The notional principal amount of the Swap Agreement was $2,951,000 at June 30, 2001. During the term of the Swap Agreement, the Company receives a fixed rate of interest (8.125%) from Chase on such notional amount in consideration of its obligation to pay a floating rate of interest on such notional amount. The floating rate of interest is based on the regularly published London Interbank Offered Rate ("LIBOR") plus 2.43%. At June 30, 2001, LIBOR was equal to 3.86%. The Swap Agreement matures on December 29, 2003.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $30,000. Consequently, an increase in LIBOR of five percent (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $150,000. See Note 5 - Derivative Financial Instrument in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included under Item 14(a)(1) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, specifically the discussion under the headings "Election of Directors - General", "-Nominees", "-TSI Acquisition and Voting Agreement" and "-Section 16(a) Beneficial Ownership Reporting Compliance". It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in October 2001.

ITEM 11. EXECUTIVE COMPENSATION

The discussion under "Election of Directors - Directors Compensation", "-Executive Compensation", "-Employee Stock Options", "-Option Exercises and Holdings", "-Employment Contract and Termination of Employment Arrangements", "-Board Compensation Committee Report on Executive Compensation" and "-Stock Performance Graph" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under "Election of Directors - Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference.

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

         10.22 - Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

         10.23 - Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company's Proxy Statement on
                  Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

         10.24 - Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit
                  10.24 to the Company's Quarterly Report on Form 10-Q filed May 14, 2001 (File No. 000-26667) and herein incorporated by reference.

         10.25 - Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank.

         21    -  Subsidiaries of the Registrant.

(d) All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2001.

CRAFTMADE INTERNATIONAL, INC.

By: /s/ James Ridings
    -------------------------------------
    James Ridings, Chairman of the Board,
    President and Chief Executive Officer

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

           Signatures                                  Capacity                                Date
           ----------                                  --------                                ----

/s/ James Ridings                           Chairman of the Board, President,           September 26, 2001
-----------------------------------         Chief Executive Officer and
James Ridings                               Director (Principal Executive
                                            Officer)

/s/ Clifford Crimmings                      Vice President Marketing and                September 26, 2001
-----------------------------------         Director
Clifford Crimmings

/s/ Kathy Oher                              Chief Financial Officer, Vice               September 26, 2001
-----------------------------------         President and Director
Kathy Oher                                  (Principal Financial and
                                            Accounting Officer)

/s/ Neall Humphrey                          President of Trade Source                   September 26, 2001
-----------------------------------         International, Inc. and Director
Neall Humphrey

/s/ John DeBlois                            Executive Vice President of Trade           September 26, 2001
-----------------------------------         Source International, Inc.
John DeBlois                                and Director

/s/ A. Paul Knuckley                        Director                                    September 26, 2001
-----------------------------------
A. Paul Knuckley

/s/ Jerry E. Kimmel                         Director                                    September 26, 2001
-----------------------------------
Jerry E. Kimmel

/s/ Lary Snodgrass                          Director                                    September 26, 2001
-----------------------------------
Lary Snodgrass

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Craftmade International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Craftmade International, Inc. and its subsidiaries (the "Company") at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
August 20, 2001

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       For the years ended June 30,
                                                  ----------------------------------------
                                                    2001            2000            1999
                                                  --------        --------        --------
                                                   (In thousands, except per share data)

Net sales                                         $ 93,477        $ 85,499        $ 84,986
Cost of goods sold                                  63,120          59,182          57,862
                                                  --------        --------        --------
Gross profit                                        30,357          26,317          27,124
Selling, general and administrative
  expenses                                          17,598          15,787          15,051
Depreciation and amortization                        1,088             874             805
                                                  --------        --------        --------
Operating  profit                                   11,671           9,656          11,268
Interest expense, net                                2,219           1,645           1,293
                                                  --------        --------        --------
Income before income taxes
  and minority interest                              9,452           8,011           9,975
Provision for income taxes                           2,811           2,583           3,336
                                                  --------        --------        --------
                                                     6,641           5,428           6,639
Minority interest                                   (1,954)         (1,148)           (950)
                                                  --------        --------        --------
         Net income                               $  4,687        $  4,280        $  5,689
                                                  ========        ========        ========
Basic and diluted earnings per common share       $    .79        $    .63        $    .76
                                                  ========        ========        ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30,        June 30,
                                                      2001             2000
                                                    ---------        --------
                                                          (In thousands)

Current assets:
   Cash                                             $  1,638        $  1,171
   Accounts receivable - net of allowance
       of $150,000 and $236,000, respectively         19,215          17,610
   Inventory                                          19,454          15,322
   Deferred income taxes                                 758             462
   Prepaid expenses and other current assets           1,149             918
                                                    --------        --------
     Total current assets                             42,214          35,483
                                                    --------        --------

Property and equipment, at cost:
   Land                                                1,535           1,535
   Building                                            7,784           7,784
   Office furniture, equipment  and other              5,651           2,297
   Leasehold improvements                                273             257
                                                    --------        --------
     Total property and equipment, at cost            15,243          11,873
Less: accumulated depreciation                        (3,102)         (2,410)
                                                    --------        --------
     Total property and equipment, net                12,141           9,463
Other assets                                              39              24
Goodwill, net of accumulated amortization
   of $1,204,000 and $808,000, respectively            4,735           5,131
                                                    --------        --------
Total non-current assets                              16,915          14,618
                                                    --------        --------
                                                    $ 59,129        $ 50,101
                                                    ========        ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,        June 30,
                                                                                2001            2000
                                                                              --------        --------
                                                                                   (In thousands)

Current liabilities:
   Note payable - current                                                     $    512        $    470
   Revolving lines of credit                                                    20,600          17,600
   Accounts payable                                                              6,551           4,179
   Commissions payable                                                             455             422
   Income taxes payable                                                            934              10
   Accrued Liabilities                                                           2,929           1,540
                                                                              --------        --------
      Total current liabilities                                                 31,981          24,221

Other non-current liabilities:
   Deferred income taxes                                                           241              88
   Note payable - long term                                                      8,076           8,588
   Minority interest                                                             1,049             245
                                                                              --------        --------
      Total liabilities                                                         41,347          33,142
                                                                              --------        --------

Stockholders' equity:
  Series A cumulative, convertible, callable preferred
    stock, $1.00 par value, 2,000,000 shares authorized;
    32,000 shares issued                                                            32              32
  Common stock, $.01 par value, 15,000,000 shares                                   93              93
    authorized, 9,326,535 and 9,316,535 shares issued,
    respectively
  Additional paid-in capital                                                    12,683          12,453
  Unearned deferred compensation                                                  (108)             --

  Retained earnings                                                             25,886          22,654
  Accumulated other comprehensive income                                            28              --
                                                                              --------        --------
                                                                                38,614          35,232
  Less: treasury stock, 3,429,477 and 3,116,177 common
   shares at cost, respectively,
   and 32,000 preferred shares at cost                                         (20,832)        (18,273)
                                                                              --------        --------
                                                                                17,782          16,959
                                                                              --------        --------
Commitments and contingencies
 (Note 10)
                                                                              $ 59,129        $ 50,101
                                                                              ========        ========

                     The accompanying notes are an integral
                 part of these consolidated financial statement

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the years ended June 30,
                                                              ----------------------------------------
                                                                2001            2000            1999
                                                              --------        --------        --------
                                                                            (In thousands)

Cash flows from operating activities:
Net income                                                    $  4,687        $  4,280        $  5,689
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Stock compensation expense                                      54              --              --
    Depreciation and amortization                                1,088             874             805
    Provision for bad debts                                         68             288             612
    Deferred income taxes                                         (143)            (16)             19
    Minority interest                                            1,954           1,148             950
Change in assets and liabilities
    providing (using) cash:
    Accounts receivable                                         (1,673)         (2,773)         (1,102)
    Inventory                                                   (4,132)         (1,543)           (590)
    Prepaid expenses and other assets                             (218)            172             (66)
    Accounts and commissions payable                             2,405              83            (321)
    Income taxes payable                                           924            (436)           (273)
    Accrued liabilities                                          1,389             575             196
                                                              --------        --------        --------
Net cash provided by operating activities                        6,403           2,652           5,919
                                                              --------        --------        --------

Cash flows from investing activities:
    TSI acquisition                                                 --              --          (2,041)
    Additions to property and equipment                         (3,370)           (234)           (433)
                                                              --------        --------        --------
Net cash used for investing activities                          (3,370)           (234)         (2,474)
                                                              --------        --------        --------
Cash flows from financing activities:
    Capital contribution from minority interest member              10              --              --
    Principal payments on note payable                            (470)           (723)         (1,329)
    Proceeds from additional borrowings on note payable             --           4,316              --
    Net proceeds from lines of credit                            3,000           5,650           2,179
    Stock repurchase                                            (2,559)        (10,012)         (2,548)
    Distributions to minority interest members                  (1,160)         (1,369)           (614)
    Cash dividends                                              (1,455)           (672)           (556)
    Proceeds from exercise of employee stock options                68              --              61
                                                              --------        --------        --------
Net cash used for financing activities                          (2,566)         (2,810)         (2,807)
                                                              --------        --------        --------

Net increase (decrease) in cash                                    467            (392)            638
Cash at beginning of year                                        1,171           1,563             925
                                                              --------        --------        --------
Cash at end of year                                           $  1,638        $  1,171        $  1,563
                                                              ========        ========        ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

Supplemental disclosures of cash flow information:

                                       For the years ended June 30,
                                     --------------------------------
                                      2001         2000         1999
                                     ------       ------       ------
                                              (In thousands)

Cash paid during the year for:
   Interest                          $2,332       $1,685       $1,349
                                     ======       ======       ======
   Income taxes                      $2,336       $3,009       $3,400
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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED JUNE 30, 2001

(In thousands)

                                                                                                                        ACCUMULATED
                                                                 SERIES A    ADDITIONAL      UNEARNED                     OTHER
                                                                 PREFERRED     PAID-IN       DEFERRED      RETAINED    COMPREHENSIVE
                                          VOTING COMMON STOCK      STOCK       CAPITAL     COMPENSATION    EARNINGS       INCOME
                                          -------------------    ---------   ----------    ------------    --------    -------------
                                           Shares      Amount
                                          -------      ------
Balance as June 30, 1998                    6,197      $   62      $   32      $  7,210       $   --       $ 13,913       $   --

   TSI Acquisition                             --          --          --         5,213           --             --           --

   Stock Repurchase                            --          --          --            --           --             --           --

   Exercise of Employee Stock Options          21          --          --            61           --             --           --

   Cash Dividends                              --          --          --            --           --           (556)          --

   Stock split                              3,099          31          --           (31)          --             --           --

   Net income for the year ended
     June 30, 1999                             --          --          --            --           --          5,689           --
                                           ------      ------      ------      --------       ------       --------       ------
Balance as of June 30, 1999                 9,317          93          32        12,453           --         19,046           --

   Stock Repurchase                            --          --          --            --           --             --           --

   Cash Dividends                              --          --          --            --           --           (672)          --

   Net income for the year ended
     June 30, 2000                             --          --          --            --           --          4,280           --
                                           ------      ------      ------      --------       ------       --------       ------
Balance as of June 30, 2000                 9,317          93          32        12,453           --         22,654           --

Comprehensive Income:

   Net income for the year ended
     June 30, 2001                             --          --          --            --           --          4,687           --

   Income on Derivative Financial
     Instrument, net of tax of $10             --          --          --            --           --             --           28
                                           ------      ------      ------      --------       ------       --------       ------

   Total Comprehensive Income                  --          --          --            --           --          4,687           28

   Stock Option Grants                         --          --          --           162         (162)            --           --

   Deferred Compensation Earned                --          --          --            --           54             --           --

   Stock Repurchase                            --          --          --            --           --             --           --

   Exercise of Employee Stock Options          10          --          --            68           --             --           --

   Cash Dividends                              --          --          --            --           --         (1,455)          --
                                           ------      ------      ------      --------       ------       --------       ------
Balance as of June 30, 2001                 9,327      $   93      $   32      $ 12,683       $ (108)      $ 25,886       $   28
                                           ======      ======      ======      ========       ======       ========       ======

                                                  TREASURY STOCK
                                              -----------------------
                                              Shares         Amount          Total
                                              ------       ----------       --------
Balance as June 30, 1998                       1,848       $   (7,879)      $ 13,338

   TSI Acquisition                              (656)           2,166          7,379

   Stock Repurchase                              178           (2,548)        (2,548)

   Exercise of Employee Stock Options             --               --             61

   Cash Dividends                                 --               --           (556)

   Stock split                                   580               --             --

   Net income for the year ended
     June 30, 1999                                --               --          5,689
                                              ------       ----------       --------
Balance as of June 30, 1999                    1,950           (8,261)        23,363

   Stock Repurchase                            1,198          (10,012)       (10,012)

   Cash Dividends                                 --               --           (672)

   Net income for the year ended
     June 30, 2000                                --               --          4,280
                                              ------       ----------       --------
Balance as of June 30, 2000                    3,148          (18,273)        16,959

Comprehensive Income:

   Net income for the year ended
     June 30, 2001                                --               --          4,687

   Income on Derivative Financial
     Instrument, net of tax of $10                --               --             28
                                              ------       ----------       --------

   Total Comprehensive Income                     --               --          4,715

   Stock Option Grants                            --               --             --

   Deferred Compensation Earned                   --               --             54

   Stock Repurchase                              313           (2,559)        (2,559)

   Exercise of Employee Stock Options             --               --             68

   Cash Dividends                                 --               --         (1,455)
                                              ------       ----------       --------
Balance as of June 30, 2001                    3,461       $  (20,832)      $ 17,782
                                              ======       ==========       ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Craftmade International, Inc., a Delaware corporation, is organized into two operating segments: Craftmade International, Inc. ("Craftmade") and Trade Source International, Inc. ("TSI"). Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. Craftmade also assembles and markets lamps for sale to certain retail chains and catalog houses and imports and distributes a variety of cables and components for the telephone and communications industries. TSI, a wholly-owned subsidiary acquired July 1, 1998, and two 50% owned companies, Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC ("Design Trends"), is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. Craftmade, TSI, their wholly-owned subsidiaries and 50% owned companies are collectively referred to as the "Company".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company's consolidated financial statements include the accounts of all wholly-owned subsidiaries as well as the accounts of its two 50% owned companies. The operations of the 50% owned companies are consolidated because the Company is able to control the operations of the entities through contractual arrangement and has the majority representation on the entity's governing body or is the sole manager of the entity. The non-Company owned interest in each entity is reflected as minority interest in the accompanying consolidated financial statements. Distributions to minority interest members are limited to their proportionate interest in the earnings of each entity.

All intercompany accounts and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries is the United States dollar.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade's customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2001, Craftmade had no significant concentration of credit risk. All of TSI's sales are to mass merchandisers with two customers comprising the most significant portion as follows:

                                    Customer A                                 Customer B
                          -------------------------------            --------------------------------
                                              Percent of                                  Percent of
                          Percent of         Consolidated            Percent of          Consolidated
Fiscal Year               TSI's Sales            Sales               TSI's Sales             Sales
-----------               -----------        ------------            -----------         ------------

2001                          60%                 29%                     23%                  11%
2000                          48%                 19%                     25%                  10%
1999                          47%                 20%                     29%                  13%

As part of its ongoing control procedures, TSI monitors the creditworthiness of its customers partially mitigating the effect of any concentration of credit risk.

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

         Building                                         40 years
         Office furniture, equipment and other        3 to 7 years.

Leasehold improvements are amortized over the life of the lease or its useful life, whichever is shorter.

Depreciation and amortization expense for the years ended June 30, 2001, 2000 and 1999 approximated $692,000, $461,000 and $409,000, respectively.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

GOODWILL - Goodwill related to Craftmade's acquisition of TSI is being amortized using the straight-line method over 15 years. Accordingly, goodwill amortization of $396,000, $412,000 and $396,000 for the years ended June 30, 2001, 2000 and
1999, respectively, has been recorded in the accompanying consolidated statements of income.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows undiscounted and before interest from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value.

REVENUE RECOGNITION - The Company recognizes revenue when the customer takes title to the product and the related risks and rewards of ownership of the products have transferred to the customer. The Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), in the fourth quarter of fiscal 2001. The effect of adopting SAB 101 was not material to the Company's net sales or results of operations.

SHIPPING AND HANDLING FEES AND COSTS - During fiscal 2001 the Company adopted Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs". In accordance with this guidance, the Company records income and costs from shipping and handling charges paid by the customer as sales and costs of goods sold, respectively. In prior years, costs associated with shipping and handling revenues had been classified as selling, general and administrative expense. Financial statements for the years ended June 30, 2000 and 1999 have been reclassified to conform to this presentation.

ADVERTISING COST - The Company's advertising expenditures consist primarily of print advertising and vendor cooperative advertising programs, and are expensed as incurred. Advertising expense for the years ended June 30, 2001, 2000 and 1999 was $2,267,000, $1,630,000 and $1,722,000, respectively. Prepaid advertising costs at June 30, 2001 and 2000 were $324,000 and $223,000, respectively. Prepaid advertising costs will be reflected as an expense during the period used.

INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign subsidiaries. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", on July 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. See Note 5 - Derivative Financial Instruments

STOCK-BASED COMPENSATION - The Company follows the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation". However, the Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

NEW ACCOUNTING PRONOUNCEMENTS

Business combinations - On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 141, "Business Combinations". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to implement SFAS 141 for business combinations entered into on or after July 1, 2001.

Goodwill and other intangible assets - On June 29, 2001, the FASB also approved SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary forty-year ceiling. The Company will adopt SFAS 142 effective July 1, 2001. The Company has not fully determined the impact that this statement will have on its consolidated financial position or results of operations; however, goodwill amortization for the year ended June 30, 2001 approximate $396,000 and will cease to be recorded beginning July 1, 2001.

Vendor income statement characterization of consideration paid to a retailer of a vendor's products--Emerging Issues Task Force Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products" is effective for periods beginning after December 15, 2001. EITF 00-25 requires that various forms of consideration from a vendor to a retailer be classified as a reduction of revenue. EITF 00-25 also provides certain criteria to classify various forms of consideration as expense if the vendor receives a benefit from the retailer. Management believes the adoption of EITF 00-25 will not have a material effect on the consolidated financial statements.

RECLASSIFICATIONS - Certain amounts for the years ended June 30, 2000 and 1999 have been reclassified to conform with the current year presentation.

NOTE 3 - REVOLVING LINES OF CREDIT

At June 30, 2001, the Company has a $20,000,000 line of credit with a financial institution at an interest rate of prime less .5% (6.3% at June 30, 2001), of which $18,800,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature November 30, 2001. This line of credit is collateralized by inventory, accounts receivable and equipment of the Company, excluding PHI.

In addition, PHI has a $3,000,000 line of credit with a financial institution at an interest rate of the one-month LIBOR plus 2% (5.83% at June 30, 2001), of which $1,800,000 was outstanding at June 30, 2001. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature March 2, 2002. This line of credit is collateralized by inventory and accounts receivable of PHI.

The lines of credit contain certain financial covenants, which include tangible net worth, funded debt to EBITDA ratio, capital expenditures and common stock repurchases. The Company has complied with the covenants as of and for the year ended June 30, 2001. Management believes that the Company will be able to renew these lines of credit or obtain similar funding from another institution upon their maturity.

NOTE 4 - NOTE PAYABLE

Craftmade has a term loan to finance its home office and warehouse with an original principal balance of $9,200,000. At June 30, 2001, the loan bears interest at 8.302%. The loan is payable in equal monthly installments of principal and interest of $100,378 with a final balloon payment of $4,371,135 when the loan matures on January 1, 2008. The loan is collateralized by the building and land.

Scheduled maturities of the note payable are as follows (in thousands):

Fiscal Year
-----------
2002                                          $  512
2003                                             555
2004                                             602
2005                                             654
2006                                             711
Thereafter                                     5,554
                                              ------
                                              $8,588
                                              ======

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 29, 2003, to manage its exposure to interest rate movements by effectively converting a portion of its long-term facility debt from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of June 30, 2001 was $2,951,000, which decreases as payments are made on the long-term note payable. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (which equaled 6.29% at June 30, 2001) and receive a fixed rate of 8.125%. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $28,000 in accumulated other comprehensive income on the accompanying consolidated statement of changes in stockholders' equity to recognize at fair value the interest rate swap agreement which management designated as a cash-flow hedging instrument. As the critical terms of the interest rate swap agreement and the interest-bearing debt are the same the Company has assumed that there is no ineffectiveness in the hedge relationship.

NOTE 6 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 2001, 2000 and 1999 consist of the following:

                                        2001           2000           1999
                                       -------        -------        -------
                                                  (In thousands)

Current expense:
    Federal                            $ 2,596        $ 2,270        $ 2,904
    State                                  147            142            188
    Foreign                                211            187            225
                                       -------        -------        -------
Total current expense                    2,954          2,599          3,317
Total deferred (benefit) expense          (143)           (16)            19
                                       -------        -------        -------
Provision for income taxes             $ 2,811        $ 2,583        $ 3,336
                                       =======        =======        =======

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:

                                                    2001           2000
                                                  -------        -------
                                                      (In thousands)

Inventory                                         $   477        $   316
Accounts receivable reserves                           48             77
Vendor program accruals                               508            319
Vacation accrual                                       67             31
Other                                                  72             54
                                                  -------        -------
Total deferred tax assets                           1,172            797
                                                  -------        -------
Depreciation and amortization                        (250)           (95)
Foreign taxes                                        (405)          (328)
                                                  -------        -------
Total deferred tax liabilities                       (655)          (423)
                                                  -------        -------
                                                  $   517        $   374
                                                  =======        =======

The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 2001, 2000 and 1999 are as follows:

                                                               2001             2000           1999
                                                              -------         -------         -------
                                                                          (In thousands)

Tax at the statutory corporate rate                           $ 3,214         $ 2,723         $ 3,392
Minority interest at the statutory corporate rate                (664)           (390)           (323)
State income taxes, net of federal benefit                         60              94             124
Goodwill                                                          135             140             135
Other                                                              66              16               8
                                                              -------         -------         -------
Provision for income taxes                                    $ 2,811         $ 2,583         $ 3,336
                                                              =======         =======         =======

Effective tax rate (excluding minority interest income)            38%             38%             37%
                                                              =======         =======         =======

NOTE 7 - STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

On October 27, 2000, the Company's stockholders approved the 1999 Stock Option Plan ("1999 Plan") and 2000 Non-Employee Director Plan ("Non-Employee Plan"), previously adopted by the Board of Directors on October 29, 1999 and February 16, 2000, respectively. The 1999 Plan and Non-Employee Plan allow a maximum of 300,000 and 75,000 shares, respectively, of the Company's common stock to be issued. Options granted pursuant to the 1999 Plan will be designated as either Incentive Stock Options ("ISOs") or Non-Qualified Stock Options ("NQSOs"). Options granted pursuant to the Non-Employee Plan will be designated as NQSOs. The 1999 Plan options vest at a rate of 20% on the grant date and 20% for each successive year. The Non-Employee Plan options vest within six months of the date of grant. Options may be exercised at any time once they become vested, but not more than 10 years from the date of grant.

A summary of options issued under the above agreements is as follows:

                                                 1999 Plan                                      Non-Employee Plan
                                   ------------------------------------------  ----------------------------------------------------
                                              Weighted              Weighted                Weighted                      Weighted
                                              Average    Exercise    Average                Average         Exercise       Average
                                              Exercise     Price    Remaining               Exercise          Price       Remaining
                                    Shares     Price       Range      Life     Shares         Price           Range          Life
                                   --------   --------   --------   ---------  ------       --------        --------      ---------

Outstanding at beginning of year        --    $   --                               --        $   --
Granted                            200,000      6.75                            9,000          7.06
Exercised                          (10,000)     6.75                               --            --
                                   -------    ------                            -----        ------
Outstanding at end of year         190,000    $ 6.75      $ 6.75       9.3      9,000        $ 7.06        $6.56 - $7.56      9.5
                                   =======    ======      ======       ===      =====        ======        =============      ===
Exercisable at end of year          30,000    $ 6.75                            4,500        $ 6.56
                                   =======    ======                            =====        ======

As the exercise price of certain of the option grants noted above was less than fair market value on the measurement date the Company recorded deferred compensation expense approximating $162,000. The deferred compensation expense is recognized in the Company's results of operations in accordance with the vesting terms of the applicable plan.

Had compensation cost for the Company's stock option plans been determined based on the fair value at grant date of options in fiscal 2001 in accordance with the provisions of SFAS 123, the Company's net income and diluted earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                    Fiscal 2001
                                                    -----------

Net income, as reported                              $   4,687
Net income, pro forma                                $   4,547
Diluted earnings per common share, as reported       $     .79
Diluted earnings per common share, pro forma         $     .77

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:

                              Fiscal 2001
                              -----------

Expected volatility                 58%
Risk-free interest rate            5.8%
Expected lives                 10 years
Dividend Yield                       0%

The weighted average fair value of options granted during fiscal 2001 with an exercise price less than fair market value on the grant date was $5.00. The weighted average fair value of options granted during fiscal 2001 with an exercise equal to fair market value on the grant date was $5.71.

STOCK REPURCHASE

During the year ended June 30, 1999, the Company's Board of Directors authorized the Company's management to repurchase up to 2,350,000 shares of the Company's outstanding common stock. At June 30, 2001, the Company had repurchased 1,689,300 shares at an aggregate cost of $15,119,000 of which 313,300 shares at an aggregate cost of $2,559,000 were purchased in fiscal 2001.

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

NOTE 8 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                                  FOR THE YEARS ENDED JUNE 30,
                                --------------------------------
                                 2001         2000         1999
                                ------       ------       ------
                              (In thousands, except per share data)

Basic and diluted EPS:

Numerator: net income           $4,687       $4,280       $5,689
                                ------       ------       ------
Basic denominator:
Common shares outstanding        5,933        6,781        7,523
                                ------       ------       ------

Basic EPS:                      $  .79       $  .63       $  .76
                                ======       ======       ======

Diluted denominator:
Common shares outstanding        5,933        6,781        7,523
Options                              9           --           12
                                ------       ------       ------
Total shares                     5,942        6,781        7,535
                                ------       ------       ------

Diluted EPS:                    $  .79       $  .63       $  .76
                                ======       ======       ======

NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts and commissions payable, accrued liabilities and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2001 because of their short-term nature, recent renegotiations and/or variable interest rates.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating lease agreements of $306,000, $269,000, and $249,000 for the years ended June 30, 2001, 2000, and 1999, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 2001 are as follows (in thousands):

Fiscal Year
-----------
  2002                    $242
  2003                      98
  2004                      53
                          ----
                          $393
                          ====

TSI leases office space from an employee of TSI, who previously had been a principal stockholder of TSI's predecessor company. This lease is for $7,500 per month and expires June 30, 2002.

From time to time the Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management based on the advice of legal counsel and after consideration of the Company's insurance coverage that there is no such litigation or claim that, when resolved, will have a material effect on the Company's financial position or results of operations.

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

NOTE 11 - 401(k) DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) defined contribution plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees are allowed to tax defer the lesser of 10% of their annual compensation or $10,500. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the years ended June 30, 2001, 2000, and 1999 aggregated approximately $96,000, $92,000, and $54,000 respectively.

NOTE 12 - MAJOR SUPPLIER AND RELATED PARTY

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

Fans and accessories manufactured and sold to Craftmade by the Supplier account for approximately 61%, 71% and 87% of Craftmade's purchases (24%, 37% and 41% of consolidated purchases) during the years ended June 30, 2001, 2000 and 1999, respectively. As of June 30, 2001, the Supplier owned 227,691 shares of the Company's common stock, representing 3.9% of outstanding common stock. The Company, at its option, may repurchase the shares for an aggregate purchase price of $138,000. At June 30, 2001 and 2000 the fair value of the option approximated $2,551,000 and $1,537,000, respectively.

NOTE 13 - SEGMENT INFORMATION

The Company presents two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered through lighting showrooms, certain retail chains and catalog houses. The TSI segment derives its revenue from outdoor and indoor lighting, fan accessories and select ceiling fans marketed solely to mass merchandisers.

The following table presents information about the reportable segments (in thousands):

                                       CRAFTMADE        TSI          TOTAL
                                       ---------      -------       -------

For the year ended June 30, 2001:
---------------------------------

Net sales to external customers         $48,514       $44,963       $93,477

Operating profit                          6,707         4,964        11,671

Net interest expense                      1,950           269         2,219

Minority interest                            --         1,954         1,954

Provision for income taxes                1,675         1,136         2,811

Depreciation and amortization               383           705         1,088

Assets                                   28,860        30,269        59,129

For the year ended June 30, 2000:
---------------------------------

Net sales to external customers         $50,560       $34,939       $85,499

Operating profit                          7,409         2,247         9,656

Net interest expense                      1,519           126         1,645

Minority interest                            --         1,148         1,148

Provision for income taxes                2,099           484         2,583

Depreciation and amortization               381           493           874

Assets                                   29,678        20,423        50,101

For the year ended June 30, 1999:
---------------------------------

Net sales to external customers         $47,726       $37,260       $84,986

Operating profit                          8,034         3,234        11,268

Net interest expense                      1,180           113         1,293

Minority interest                            --           950           950

Provision for income taxes                2,414           922         3,336

Depreciation and amortization               350           455           805

Assets                                   30,301        16,956        47,257

The following is sales information by geographic area for the years ended June 30, 2001, 2000 and 1999 (in thousands):

                     2001          2000          1999
                    -------       -------       -------

United States       $89,367       $79,139       $75,723
Hong Kong             4,110         6,360         9,263
                    -------       -------       -------
                    $93,477       $85,499       $84,986
                    =======       =======       =======

Long-lived assets totaled approximately $12,141,000 and $9,463,000 at June 30, 2001 and 2000, respectively. Approximately $36,000 and $73,000 of the long-lived assets at June 30, 2001 and 2000, respectively, are located in Hong Kong.

NOTE 14 - QUARTERLY DATA

The Company's product sales, particularly ceiling fans, are somewhat seasonal sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters. The Company's management anticipates that this effect will be offset to some degree by sales of portable lamps which are expected to be stronger in the second and third fiscal quarters as a result of fewer daylight hours.

The following table contains information derived from unaudited financial statements of the Company. In the opinion of the Company's management, the information includes all adjustments necessary for fair presentation of the results. The results of a particular quarter are not necessarily indicative of the results that might be achieved for a full fiscal year.

                                                          Fiscal 2001                         Fiscal 2000
                                              ----------------------------------  ----------------------------------
                                               First   Second    Third   Fourth    First   Second    Third   Fourth
                                              Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                                              -------  -------  -------  -------  -------  -------  -------  -------
(In thousands, except per share data)
Statements of income data:

Net Sales                                     $24,281  $19,183  $19,892  $30,120  $21,654  $18,167  $20,336  $25,342
Gross Profit(a)                                 7,560    6,403    6,607    9,787    7,129    5,517    5,414    8,257
Operating Profit                                3,208    2,181    1,878    4,404    3,129    1,982    1,391    3,154
Net Income                                      1,424      801      680    1,782    1,562      908      391    1,419
Basic and diluted earnings per common share   $  0.24  $  0.14  $  0.12  $  0.30  $  0.22  $  0.13  $  0.06  $  0.23
Diluted common shares outstanding               6,056    5,916    5,891    5,887    7,250    6,937    6,671    6,259

(a) Gross profit reflects accounting reclassifications in accordance with adopting the provisions of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                 Additions
                                                    --------------------------------------
                                     Balance at            (1)                (2)                            Balance at
                                    beginning of    Charged to costs    Charged to other        Deductions     end of
Description                           period          and expense      accounts (describe)    (describe)(a)    period
-----------                         ------------    ----------------   -------------------    -------------  ----------

Allowance for doubtful accounts:
   For the years ended:
          June 30, 2001                $236               $ 68                 $ --                 (154)        $150
          June 30, 2000                 796                288                   --                 (848)         236
          June 30, 1999                 200                612                   --                  (16)         796

(a) Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

 3.1   -   Certificate of Incorporation of the Company, filed as Exhibit 3 (a)
           (2) to the Company's Post Effective Amendment No. 1 to Form S-18
           (File No. 33-33594-FW) and incorporated by reference herein.

 3.2   -   Certificate of Amendment of Certificate of Incorporation of the
           Company, dated March 24, 1992 and filed as Exhibit 4.2 to the
           Company's Form S-8 (File No. 333-44337) and incorporated by reference herein.

 3.3   -   Amended and Restated Bylaws of the Company, filed as Exhibit 3 (b)
           (2) to the Company's Post Effective Amendment No. 1 to Form S-8 (File
           No. 33-33594-FW) and incorporated by reference herein.

 4.1   -   Specimen Common Stock Certificate, filed as Exhibit 4.4 to the
           Company's Registration Statement on Form S-3 (File No. 333-70823) and
           incorporated by reference herein.

 4.2   -   Rights Agreement, dated as of June 23, 1999, between Craftmade
           International, Inc. and Harris Trust and Savings Bank, as Rights
           Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999
           (File No. 000-26667) and incorporated by reference herein.

10.1   -   Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International,
           Inc. (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2   -   Assignment of Rents and Leases dated December 21, 1995, between
           Craftmade International, Inc. and Allianz Life Insurance Company of
           North America (including exhibits), previously filed as an exhibit in
           Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3   -   Deed of Trust, Mortgage and Security Agreement made by Craftmade
           International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North
           America (including exhibits), previously filed as an exhibit in Form
           10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.4   -   Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as
           Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended
           December 31, 1995, and herein incorporated by reference.

10.5   -   Lease Agreement dated November 30, 1995, between Craftmade
           International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.6   -   Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10K for the year ended June 30, 1996, and herein incorporated by reference.

10.7   -   Agreement and Plan of Merger, dated as of July 1, 1998, by and among
           Craftmade International, Inc., Trade Source International, Inc. a
           Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the
           Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee
           Retirement Trust and Trade Source International, Inc, a California
           corporation, filed as Exhibit 2.1 to the Company's Current Report on
           Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.8   -   Voting Agreement, dated July 1, 1998, by and among James R. Ridings,
           Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the
           Company's Current Report on Form 8-K filed July 15, 1998 (File No.
           33-33594-FW) and herein incorporated by reference.

10.9   -   Third Amendment to Credit Agreement, dated July 1, 1998, by and among
           Craftmade International, Inc., a Delaware corporation, Trade Source
           International, Inc., a Delaware corporation, Chase Bank of Texas,
           National Association (formerly named Texas Commerce Bank, National
           Association) and Frost National Bank (formerly named Overton Bank and
           Trust), filed as Exhibit 2.1 to the Company's Current Report on Form
           8-K filed July 15, 1998 (File No. 33-33594-FW) and herein
           incorporated by reference.

10.10  -   Consent to Merger by Chase Bank of Texas, National Association and
           Frost National Bank, filed as Exhibit 2.1 to the Company's Current
           Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.11  -   Employment Agreement, dated July 1, 1998, by and among Craftmade
           International, Inc., Trade Source International, Inc., a Delaware
           corporation and Neall Humphrey, filed as Exhibit 2.1 to the Company's
           Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW)
           and herein incorporated by reference.

10.12  -   Employment Agreement, dated July 1, 1998, by and among Craftmade
           International, Inc., Trade Source International, Inc., a Delaware
           corporation and Leslie Humphrey, filed as Exhibit 2.1 to the
           Company's Current Report on Form 8-K filed July 15, 1998 (File No.
           33-33594-FW) and herein incorporated by reference.

10.13  -   Employment Agreement, dated July 1, 1998, by and among Craftmade
           International, Inc., Trade Source International, Inc., a Delaware
           corporation and John DeBlois, filed as Exhibit 2.1 to the Company's
           Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW)
           and herein incorporated by reference.

10.14  -   Registration Rights Agreement, dated July 1, 1998, by and among
           Craftmade International, Inc., Neall and Leslie Humphrey and John
           DeBlois, filed as Exhibit 2.1 to the Company's Current Report on Form
           8-K filed July 15, 1998 (File No. 33-33594-FW) and herein
           incorporated by reference.

10.15  -   ISDA Master Agreement and Schedule, dated June 17, 1999, by and among
           Chase Bank of Texas, National Association, Craftmade International,
           Inc., Durocraft International, Inc. and Trade Source International,
           Inc., filed as Exhibit 10.15 to the Company's Quarterly Report on
           Form 10-Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

10.16  -   Confirmation under ISDA Master Agreement, dated July 23, 1999, from
           Chase Bank of Texas, National Association to Craftmade International,
           Inc., filed as Exhibit 10.16 to the Company's Quarterly Report on
           Form 10-Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

10.17  -   Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation,
           Durocraft International, Inc. a Texas corporation, Trade Source
           International, a Delaware corporation, Chase Bank of Texas, National
           Association and Frost National Bank, filed as Exhibit 10.17 to the
           Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No.
           000-26667) and herein incorporated by reference.

10.18  -   Letter Agreement Concerning Fifth Amendment to Credit Agreement,
           dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost
           National Bank to Craftmade International, Inc., Durocraft
           International Inc., Trade Source International, Inc., and C/D/R
           Incorporated, filed as Exhibit 10.18 to the Company's Quarterly
           Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.19  -   Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation,
           Durocraft International, Inc., a Texas corporation, Trade Source
           International, Inc., a Delaware corporation, C/D/R Incorporated, a
           Delaware corporation, Chase Bank of Texas, National Association and
           Frost National Bank, filed as Exhibit 10.19 to the Company's
           Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667)
           and herein incorporated by reference.

10.20  -   Employment Agreement dated October 25, 1999, between Kathy Oher and
           Craftmade International, Inc., filed as Exhibit 10.20 to the
           Company's Annual Report on Form 10-K filed September 26, 2000 (File
           No. 000-26667) and herein incorporated by reference.

10.21  -   Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation,
           Durocraft International, Inc., a Texas corporation, Trade Source
           International, Inc., a Delaware corporation, C/D/R Incorporated, a
           Delaware corporation, Chase Bank of Texas, National Association and
           Frost National Bank, filed as Exhibit 10.21 to the Company's Annual
           Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.22  -   Craftmade International, Inc. 1999 Stock Option Plan, filed as
           Exhibit A to the Company's Proxy Statement on Schedule 14A filed
           October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.23  -   Craftmade International, Inc. 2000 Non-Employee Director Stock Plan,
           filed as Exhibit B to the Company's Proxy Statement on Schedule 14A
           filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.24  -   Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation,
           Durocraft International, Inc., a Texas corporation, Trade Source
           International, Inc., a Delaware corporation, Design Trends, LLC, a
           Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank,
           filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q
           filed May 14, 2001 (File No. 000-26667) and herein incorporated by reference.

10.25  -   Ninth Amendment to Credit Agreement dated June 29, 2001, by and among
           Craftmade International, Inc. a Delaware corporation, Durocraft
           International, Inc., a Texas corporation, Trade Source International,
           Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The
           Chase Manhattan Bank and The Frost National Bank.

21     -   Subsidiaries of the Registrant.