Form 10-Q
period 2001-09-30
CRAFTMADE INTERNATIONAL INC
filed 2001-11-08
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

Yes [X]      No [ ]

5,913,058 shares of Common Stock were outstanding as of October 31, 2001.

                  CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months ended September 30, 2001 and 2000.

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001.

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                           FOR THE THREE MONTHS ENDED
                                     ---------------------------------------
                                     September 30, 2001   September 30, 2000
                                     ------------------   ------------------
                                      (In thousands except per share data)
Net Sales                                  $ 32,068             $ 24,005
Cost of goods sold                           23,008               16,721
                                           --------             --------

Gross profit                                  9,060                7,284
                                           --------             --------

Selling, general and
       administrative expenses                4,524                3,852
Interest expense, net                           483                  589
Depreciation and amortization                   446                  224
                                           --------             --------

           Total Expenses                     5,453                4,665
                                           --------             --------

Income before income taxes
       and minority interest                  3,607                2,619

Provision for income taxes                    1,089                  822
                                           --------             --------

Income before minority interest               2,518                1,797

Minority interest                              (561)                (373)
                                           --------             --------


Net income                                 $  1,957             $  1,424
                                           ========             ========

Basic and diluted
  earnings per common share                $   0.33             $   0.24
                                           ========             ========


Cash dividends declared
  per common share                         $   0.07             $   0.04
                                           ========             ========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                September 30,          June 30,
                                                    2001                 2001
                                                -------------          --------
                                                 (Unaudited)
                                                          (In thousands)
Current assets:
     Cash                                         $  2,194             $  1,638
     Accounts receivable - net of
         allowance of $150,000                      19,352               19,215
     Inventory                                      17,719               19,454
     Deferred income taxes                             758                  758
     Prepaid expenses and other
         current assets                              1,241                1,149
                                                  --------             --------

     Total current assets                           41,264               42,214
                                                  --------             --------


Property and equipment, net
     Land                                            1,535                1,535
     Building                                        7,784                7,784
     Office furniture and equipment                  7,195                5,651
     Leasehold improvements                            273                  273
                                                  --------             --------
                                                    16,787               15,243

Less:  accumulated depreciation                     (3,536)              (3,102)
                                                  --------             --------

     Total property and equipment, net              13,251               12,141
                                                  --------             --------

Goodwill, net of accumulated
     amortization of $1,204,000                      4,735                4,735
Other assets                                            64                   39
                                                  --------             --------

     Total other assets                              4,799                4,774
                                                  --------             --------

Total assets                                      $ 59,314             $ 59,129
                                                  ========             ========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,           June 30,
                                                                2001                  2001
                                                            -------------           --------
                                                             (Unaudited)
                                                                      (In thousands)
Current liabilities:
    Note payable - current                                     $    521             $    512
    Revolving lines of credit                                    17,678               20,600
    Accounts payable                                              5,359                6,551
    Commissions payable                                             327                  455
    Income taxes payable                                          1,308                  934
    Accrued liabilities                                           5,061                2,929
                                                               --------             --------
    Total current liabilities                                    30,254               31,981

Other non-current liabilities:
    Deferred Income taxes                                           241                  241
    Note payable - long term                                      7,943                8,076
    Minority interest                                             1,410                1,049
                                                               --------             --------

    Total liabilities                                            39,848               41,347
                                                               --------             --------
Stockholders' equity:
    Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                            32                   32
    Common stock, $.01 par value,
         15,000,000 shares authorized,9,342,535 and
         9,326,535 shares issued, respectively                       93                   93
Additional paid-in capital                                       12,791               12,683
Unearned deferred compensation                                     (100)                (108)
Retained earnings                                                27,429               25,886
Accumulated other comprehensive income                               53                   28
                                                               --------             --------
                                                                 40,298               38,614
    Less:  treasury stock, 3,429,477
         common shares at cost, and 32,000
         preferred shares at cost                               (20,832)             (20,832)
                                                               --------             --------
         Total Stockholders' Equity                              19,466               17,782
                                                               --------             --------

Total liabilities and stockholders' equity                     $ 59,314             $ 59,129
                                                               ========             ========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                       September 30,       September 30,
                                                           2001                2000
                                                       -------------       -------------
Net cash provided by operating
activities:                                              $ 5,664             $ 3,592
                                                         -------             -------

Cash flows from investing activities:
      Net additions to equipment                          (1,556)                (67)
                                                         -------             -------
Net cash used for investing activities                    (1,556)                (67)
                                                         -------             -------

Cash flows from financing activities:
      Net payments on lines of credit                     (2,922)             (1,200)
      Principal payments on note payable                    (124)               (114)
      Stock repurchase                                        --              (1,595)
      Proceeds from exercise of stock options                108                  --
      Cash dividends                                        (414)               (249)
      Distributions to minority
           interest members                                 (200)               (190)
                                                         -------             -------
Net cash used for financing activities                    (3,552)             (3,348)
                                                         -------             -------
Net increase in cash                                         556                 177
Cash at beginning of period                                1,638               1,171
                                                         -------             -------
Cash at end of period                                    $ 2,194             $ 1,348
                                                         =======             =======


                    SEE ACCOMPANYING NOTES TO CONDENSED
                     CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                                   (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                                   (Unaudited)



Note 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:

                                      FOR THE THREE MONTHS ENDED
                                    ------------------------------
                                    September 30,    September 30,
                                       2001              2000
                                    -------------    -------------
                                  (In thousands, except per share data)
Basic and diluted EPS:
Numerator: Net income                  $1,957            $1,424
                                       ======            ======

Basic denominator: Common
  shares outstanding                    5,903             6,056
                                       ======            ======

Basic EPS                              $  .33            $  .24
                                       ======            ======

Diluted denominator: Common
  shares outstanding                    5,903             6,056
Options                                    71                --
                                       ------            ------
Total shares                            5,974             6,056
                                       ======            ======

Diluted EPS                            $  .33            $  .24
                                       ======            ======


Note 3 - DERIVATIVE FINANCIAL INSTRUMENT

The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company has an interest rate swap agreement, with a maturity of December 29, 2003, to manage its exposure to interest rate movements by effectively converting its long-term facility debt from fixed to variable rates. The notional amount of the interest rate swap subject to variable rates as of September 30, 2001 was $2,708,000, which decreases as payments are made on the long-term note payable. Under this agreement, the Company has contracted to pay a variable rate equal to LIBOR plus 2.43% (which totaled 5.07% at September 30, 2001) and receive a fixed rate of 8.125%. For the three months ended September 30, 2001, the Company recorded a net-of-tax cumulative-effect-type adjustment of $25,000 in accumulated other comprehensive income to recognize at fair value the interest rate swap agreement which management designated as a cash-flow hedging instrument. As the critical terms of the interest rate swap agreement and the interest-bearing debt are the same, the Company has assumed that there is no ineffectiveness in the hedge relationship.

Note 4 - SEGMENT INFORMATION

The Company has two reportable segments, Craftmade and Trade Source International, Inc., its wholly-owned subsidiary ("TSI"). The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from lighting and fan accessories marketed solely to mass merchandisers.

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The following table presents information about the reportable segment (in thousands):

                                                         Craftmade             TSI               Total
                                                         ---------           -------            -------
For the three months ended September 30, 2001:
Net sales from external customers                         $13,427            $18,641            $32,068
Operating profit                                            2,054              2,036              4,090

For the three months ended September 30, 2000:
Net sales from external customers                         $12,851            $11,154            $24,005
Operating profit                                            1,860              1,348              3,208

Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Statement on Financial Accounting Standards No. 142 ("SFAS 142)", Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, cease upon adoption. Thus, no amortization was recognized in the accompanying consolidated statements of income for the three months ended September 30, 2001 compared to $99,000 for the same period of the prior year. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial goodwill impairment test. The Company has not completed the initial impairment test; however based on current information, the Company does not expect goodwill will be impaired.

Note 6 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2001 and 2000 was $1,982,000 and $1,392,000, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of the Design Trends' portable lamp program, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

Net Sales. Net sales for the Company increased $8,063,000, or 33.5%, to $32,068,000 for the three month period ended September 30, 2001 from $24,005,000 for the same three month period last year. Net sales from the Craftmade division increased $576,000, or 4.4%, to $13,427,000 for the three months ended September 30, 2001 from $12,851,000 for the same three month period last year. The increase in sales of the Craftmade division was due to a significant increase in Craftmade's sales of outdoor lighting which generated incremental revenue of $296,000 compared to the prior year period. In addition, Craftmade's ceiling fan sales increased 2.7% compared to the same period of the previous year. Net sales of the TSI division increased $7,487,000, or 67.1%, to $18,641,000 for the three months ended September 30, 2001 from $11,154,000 for the same three month period last year. The increase was primarily attributable to sales generated by Design Trends, LLC ("Design Trends"), the Company's 50% owned subsidiary, which introduced a new line of portable lamps in March 2000. The continued roll out of this new product generated $7,258,000 in incremental revenue during the quarter ended September 30, 2001.

Gross Profit. Gross profit of the Company as a percentage of sales decreased to 28.2% of net sales for the three months ended September 30, 2001 compared to 30.3% for the same period of 2000. The gross margin of the Craftmade division increased to 37.4% of sales from 36.6% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to price concessions the Company negotiated with its ceiling fan vendor which were implemented in the fourth quarter of fiscal 2001, and have, in part, been passed on to customers. The gross margin of the TSI Division declined to 21.7% of sales for the three months ended September 30, 2001 compared to 23.1% of sales in the year ago period. The decline in the gross margin was related to a shift in the sales mix, with a greater portion of revenue being generated by Design Trends' business which carries a lower gross margin than the TSI division's overall average.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses ("SG&A") of the Company decreased as a percentage of sales to 14.1% of net sales or $4,524,000 for the three months ended September 30, 2001 from 16.0% of net sales or $3,852,000 for the same three month period last year. The total dollar increase in SG&A of $672,000 was primarily attributable to costs associated with increased sales. Total SG&A expenses of the TSI division decreased to 8.9% of sales from 9.9% of sales for the same period in the previous year. SG&A expenses of the Craftmade division decreased to 21.3% of net sales from 21.4% for the same three month period last year. The improvement in both divisions was related to the effect of increased revenue leveraging down fixed SG&A expenses.

Interest Expense. Net interest expense of the Company decreased $106,000 to $483,000 for the three months ended September 30, 2001 from $589,000 for the same three month period last year. This decrease was primarily the result of lower interest rates in effect during the period.

Minority Interest. Minority interest of $561,000 and $373,000 for the three months ended September 30, 2001 and 2000, respectively, represented the 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC by non-Company owned members. The non-Company owned interests have been accounted for as minority interest.

Provision For Income Taxes. The provision for income taxes increased to $1,089,000 or 35.8% of net income before taxes but after minority interest expense, for the three months ended September 30, 2001, from $822,000 or 36.6% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $556,000 to $2,194,000 at September 30, 2001 from $1,638,000 at June 30, 2001. The Company's operating activities provided cash of $5,664,000, primarily attributable to the Company's net income from operations and collections on customer accounts.

In order to satisfy anticipated demand for the portable lamp program, the Company has increased Design Trends' inventory to approximately $4.8 million. Currently, this program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current customer.

The $1,556,000 of cash used for investing activities related to additions to property and equipment, with the primary portion of such cash used for costs associated with Design Trends' portable lamp program.

The $3,522,000 of cash used for financing activities was primarily the result of
(i) distributions to PHI's minority interest holder of $200,000, (ii) principal payments of $124,000 on the Company's note payable,(iii) cash dividends of $414,000, and (iv) principal payments of $2,922,000 on the Company's lines of credit. The Company did not repurchase any of its common shares in the quarter ended September 30, 2001.

At September 30, 2001, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its lines of credit, of which $16,000,000 had been utilized. The line of credit expires on November 30, 2001 and the Company expects to renegotiate the line of credit on similar terms prior to expiration. In addition, PHI had $3,000,000 available on its line of credit at September 30, 2001, of which $1,678,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments of approximately $1,200,000 under the note payable, fund the Design Trends new product roll-out of approximately $1,000,000, fund anticipated capital expenditures, as well as fund its projected growth over the next twelve months.

At September 30, 2001, $8,464,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

During the first quarter of fiscal 2000, the Company entered into a letter agreement with Chase Bank of Texas, N.A., pursuant to which the Company conducted a fixed-to-floating interest rate swap. See Note 3 - Derivative Financial Instrument in the Notes to Condensed Consolidated Financial Statements and Item 3 - Quantitative and Qualitative Disclosures about Market Risk. The Company does not believe that this transaction will have a material effect on its financial condition.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement.

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

The notional principal amount of the Swap Agreement was $2,708,000 at September 30, 2001. During the term of the Swap Agreement, the Company receives a fixed rate of interest (8.125%) from Chase on this notional amount in consideration of its obligation to pay a floating rate of interest on this notional amount. The floating rate of interest is based on the regularly published London Interbank Offered Rate ("LIBOR") plus 2.43%. At September 30, 2001, LIBOR was equal to 2.64%. The Swap Agreement matures on December 29, 2003.

Although the Company entered into the Swap Agreement to reduce its exposure to changes in interest rates, a sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. Under the Swap Agreement, for each one percent (1%) incremental increase in LIBOR, the Company's annualized net interest expense would increase by approximately $27,080. Consequently, an increase in LIBOR of five percent (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $135,400. See Note 4 - Derivative Financial Instrument to the Notes to Condensed Consolidated Financial Statements.

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings

                  not applicable

Item 2.           Changes in Securities and Use of Proceeds

                  On October 29, 2001, the Company purchased 192 shares of common stock for the account of each of its non-employee directors, Jerry Kimmel, Lary Snodgrass and Paul Knuckley, as part of such non-employee directors' services provided to the company as a director. These shares of common stock were acquired by the non-employee directors pursuant to private placement exemptions, including Section 4(2), of the Securities Act of 1933, as amended.

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

                  10.17 Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

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

                  10.24 Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as
                           Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed May 14, 2001 (File No. 000-26667) and herein incorporated by reference.

                  10.25 Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as
                           Exhibit 10.25 to the Company's Annual Report on Form 10-K filed September 26, 2001 (File No. 000-26667)
                           and herein incorporated by reference.


         b).      Reports on Form 8-K

                  On September 28, 2001, the Company filed a Form 8-K, furnishing a press release.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CRAFTMADE INTERNATIONAL, INC.
                                                      (Registrant)



Date November 8, 2001                         /s/      James R. Ridings
                                             -----------------------------------
                                                      JAMES R. RIDINGS
                                                     President and Chief
                                                      Executive Officer


Date November 8, 2001                        /s/       Kathleen B. Oher
                                             -----------------------------------
                                                       KATHLEEN B. OHER
                                                    Chief Financial Officer

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

10.17 Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas
                  Corporation, Trade Source International, Inc., a Delaware
                  Corporation, Chase Bank of Texas, National Association and
                  Frost National Bank, filed as Exhibit 10.17 to the Company's
                  Quarterly Report on Form 10-Q filed May 15, 2000 (File No.
                  000-26667) and herein incorporated by reference.

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

10.24 Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase
                  Manhattan Bank and The Frost National Bank, filed as Exhibit
                  10.24 to the Company's Quarterly Report on Form 10-Q filed May
                  14, 2001 (File No. 000-26667) and herein incorporated by reference.

10.25 Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase
                  Manhattan Bank and The Frost National Bank, filed as Exhibit
                  10.25 to the Company's Annual Report on Form 10-K filed
                  September 26, 2001 (File No. 000-26667) and herein incorporated by reference.
