Form 10-Q
period 2001-12-31
CRAFTMADE INTERNATIONAL INC
filed 2002-02-14
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                           --------    --------

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

5,955,058 shares of Common Stock were outstanding as of January 31, 2002.

                  CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three and six months ended December 31, 2001 and 2000.

                  Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001.

                  Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                    FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                    --------------------------    ------------------------
                                     December        December      December      December
                                     31, 2001        31, 2000      31, 2001      31, 2000
                                    ----------      ----------    ----------    ----------
                                             (In thousands except per share data)
Net Sales                           $   23,045      $   19,009    $   54,804    $   43,016
Cost of goods sold                      15,649          12,781        38,657        29,502
                                    ----------      ----------    ----------    ----------

Gross profit                             7,396           6,228        16,147        13,514
                                    ----------      ----------    ----------    ----------

Selling, general and
     administrative expenses             4,483           3,817         9,009         7,671
Interest expense, net                      354             525           837         1,114
Depreciation and amortization              137             230           272           455
                                    ----------      ----------    ----------    ----------

         Total Expenses                  4,974           4,572        10,118         9,240
                                    ----------      ----------    ----------    ----------

Income before income taxes
     and minority interest               2,422           1,656         6,029         4,274

Provision for income taxes                 625             544         1,714         1,364
                                    ----------      ----------    ----------    ----------

Income before minority interest          1,797           1,112         4,315         2,910

Minority interest                         (677)           (311)       (1,238)         (685)
                                    ----------      ----------    ----------    ----------


Net income                          $    1,120      $      801    $    3,077    $    2,225
                                    ==========      ==========    ==========    ==========

Basic earnings per common share     $     0.19      $     0.14    $     0.52    $     0.37
                                    ==========      ==========    ==========    ==========

Diluted earnings per common share   $     0.19      $     0.14    $     0.51    $     0.37
                                    ==========      ==========    ==========    ==========


Cash dividends declared
  per common share                  $     0.07      $     0.07    $     0.14    $     0.11
                                    ==========      ==========    ==========    ==========



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                         December 31,      June 30,
                                             2001            2001
                                         ------------    ------------
                                         (Unaudited)

                                                (In thousands)
Current assets:
     Cash                                $      2,818    $      1,638
     Accounts receivable - net of
         allowance of $150,000                 12,265          19,215
     Inventory                                 16,435          19,454
     Deferred income taxes                        758             758
     Prepaid expenses and other
         current assets                         1,072           1,149
                                         ------------    ------------

     Total current assets                      33,348          42,214


Property and equipment, net
     Land                                       1,535           1,535
     Building                                   7,784           7,784
     Office furniture and equipment             8,058           5,651
     Leasehold improvements                       273             273
                                         ------------    ------------
                                               17,650          15,243

Less: accumulated depreciation                 (4,092)         (3,102)
                                         ------------    ------------

     Total property and equipment, net         13,558          12,141

Goodwill, net of accumulated
     amortization of $1,204,000                 4,735           4,735
Other assets                                       12              39
                                         ------------    ------------

     Total other assets                         4,747           4,774
                                         ------------    ------------

Total assets                             $     51,653    $     59,129
                                         ============    ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      December 31,      June 30,
                                                          2001            2001
                                                      ------------    ------------
                                                      (Unaudited)

                                                             (In thousands)
Current liabilities:
    Note payable - current                            $        605    $        512
    Revolving lines of credit                               13,530          20,600
    Accounts payable                                         3,450           6,551
    Commissions payable                                        231             455
    Income taxes payable                                        --             934
    Accrued liabilities                                      4,319           2,929
                                                      ------------    ------------
          Total current liabilities                         22,135          31,981

Other non-current liabilities:
    Deferred income taxes                                      241             241
    Note payable - long term                                 6,959           8,105
    Minority interest                                        1,911           1,049
                                                      ------------    ------------

    Total liabilities                                       31,246          41,375
                                                      ------------    ------------
Stockholders' equity:
    Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                       32              32
    Common stock, $.01 par value,
         15,000,000 shares authorized,9,384,535 and
         9,326,535 shares issued, respectively                  94              93
Additional paid-in capital                                  13,074          12,683
Unearned deferred compensation                                 (92)           (108)
Retained earnings                                           28,131          25,886
                                                      ------------    ------------
                                                            41,239          38,586
    Less: treasury stock, 3,429,477
         common shares at cost, and 32,000
         preferred shares at cost                          (20,832)        (20,832)
                                                      ------------    ------------
          Total Stockholders' Equity                        20,407          17,754
                                                      ------------    ------------

Total liabilities and stockholders' equity            $     51,653    $     59,129
                                                      ============    ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        FOR THE SIX MONTHS ENDED
                                                       ---------------------------
                                                        December         December
                                                        31, 2001         31, 2000
                                                       ----------       ----------
                                                   (In thousands except per share data)
Net cash provided by operating
activities:                                            $   12,536       $    6,655
                                                       ----------       ----------

Cash flows from investing activities:
      Net additions to equipment                           (2,418)            (360)
                                                       ----------       ----------
Net cash used for investing activities                     (2,418)            (360)
                                                       ----------       ----------

Cash flows from financing activities:
      Net proceeds from lines of credit                    (7,070)          (1,600)
      Principal payments for note payable                  (1,052)            (229)
      Stock repurchase                                         --           (2,559)
      Stock options exercised                                 392               --
      Cash dividends                                         (832)            (631)
      Distributions to minority interest members             (376)            (272)
                                                       ----------       ----------
Net cash used for financing activities                     (8,938)          (5,291)
                                                       ----------       ----------
Net increase in cash                                        1,180            1,004
Cash at beginning of period                                 1,638            1,171
                                                       ----------       ----------
Cash at end of period                                  $    2,818       $    2,175
                                                       ==========       ==========



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 2001
                                   (Unaudited)


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

Certain amounts for the three and six months ended December 31, 2000 have been reclassified to conform with the current quarter and six months' presentation.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                December 31, 2001
                                   (Unaudited)
                                 (In Thousands)


Note 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                         FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                         --------------------------    -------------------------
                          December       December       December       December
                          31, 2001       31, 2000       31, 2001       31, 2000
                         ----------     -----------     ----------     ----------
                                  (In thousands except per share data)
Basic and
Diluted EPS

Numerator:
Net Income               $    1,120     $      801     $    3,077     $    2,225
                         ----------     ----------     ----------     ----------

Denominator:
Common
Shares
Outstanding                   5,931          5,903          5,917          5,980

Basic EPS                $     0.19     $     0.14     $     0.52     $     0.37
                         ==========     ==========     ==========     ==========


Denominator:
Common
Shares
Outstanding                   5,931          5,903          5,917          5,980
Options                          58             13             65              6
                         ----------     ----------     ----------     ----------
Total Shares                  5,989          5,916          5,982          5,986
                         ==========     ==========     ==========     ==========

Diluted EPS              $     0.19     $     0.14     $     0.51     $     0.37
                         ==========     ==========     ==========     ==========

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

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 29, 2003, to manage its exposure to interest rate movements by effectively converting its long-term facility debt from fixed to variable rates. The swap was designated as a fair value hedge. In November 2001, the Company and its counterparty agreed to terminate the swap agreement prior to its scheduled maturity. In return for the early termination of the interest rate swap, the Company received $61,500 in cash. Accordingly, the fair value of the swap agreement was offset and the adjustment to the fair value of the related debt will be amortized over the remaining term of the long-term debt facility. Total amortization for the second quarter of fiscal 2002 totaled approximately $1,300. The unamortized balance of the adjustment to the fair value of the related debt totaled $60,200 at December 31, 2001.

Note 4 - SEGMENT INFORMATION

The Company has two reportable segments, Craftmade and Trade Source International, Inc. ("TSI"). The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from outdoor lighting, portable lamps, indoor lighting and fan accessories marketed solely to mass merchandisers.

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The following table presents information about the reportable segments (in thousands):

                                      Craftmade        TSI          Total
                                      ---------     ---------     ---------
For the three months ended
December 31, 2001:
------------------
Net sales from external customers     $  11,549     $  11,496     $  23,045
Operating profit                          1,656         1,120         2,776

For the three months ended
December 31, 2000:
------------------
Net sales from external customers     $  11,113     $   7,896     $  19,009
Operating profit                          1,487           694         2,181

For the six months ended
December 31, 2001:
------------------
Net sales from external customers     $  24,976     $  29,828     $  54,804
Operating profit                          3,709         3,157         6,866

For the six months ended
December 31, 2000:
------------------
Net sales from external customers     $  23,964     $  19,052     $  43,016
Operating profit                          3,346         2,042         5,388

Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization was recognized in the accompanying consolidated statements of income for the three and six months ended December 31, 2001 compared to $105,000 and $210,000 for the same periods of the prior year, respectively. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial goodwill impairment test. The Company does not believe its goodwill is impaired at December 31, 2001.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of Design Trends' portable lamp program, the relationship of Design Trends with its primary mass merchandiser customer, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000.

Net Sales. Net sales for the Company increased $4,036,000, or 21.2%, to $23,045,000 for the three month period ended December 31, 2001 from $19,009,000 for the same three month period last year. Net sales from the Craftmade division increased $436,000, or 3.9%, to $11,549,000 for the three months ended December 31, 2001 from $11,113,000 for the same three month period last year. The increase in sales of the Craftmade division was partially due to an increase in Craftmade's sales of outdoor lighting which generated incremental revenue of $250,000 compared to the prior year period. In addition, Craftmade's ceiling fan sales increased 2.5% compared to the same period of the previous year. Net sales of the TSI division increased $3,600,000, or 45.6%, to $11,496,000 for the three months ended December 31, 2001 from $7,896,000 for the same three month period last year. The increase was primarily attributable to sales generated by Design Trends, LLC ("Design Trends"), the Company's 50% owned subsidiary, which introduced a new line of portable lamps to a mass merchant in March 2000. The continued roll out of this new product generated $3,512,000 in incremental revenue during the quarter ended December 31, 2001.

Gross Profit. Gross profit of the Company as a percentage of sales declined to 32.1% of net sales for the three months ended December 31, 2001, compared to 32.8% for the same period of 2000. The gross margin of the Craftmade division increased to 39.7% of sales from 37.9% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. This improvement was partially offset by an inventory write down of certain bathstrip and outdoor lighting products in the amount of $200,000, or $0.02 per share, net of taxes. The gross margin of the TSI division declined to 24.5% of sales for the three months ended December 31, 2001 compared to 25.5% of sales in the year ago period. The decline in the gross margin was related to a shift in the sales mix, with a greater portion of revenue being generated by Design Trends' business which carries a lower gross margin than other products of the TSI division.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased $666,000 to $4,484,000 or 19.5% of net sales for the three months ended December 31, 2001 from $3,818,000 or 20.1% of net sales for the same three month period last year. Total SG&A expenses of the Craftmade division increased $182,000 to $2,814,000 or 24.4% of sales compared to $2,632,000 or 23.7% of sales for the same period in the previous period. The increase in SG&A expenses of the Craftmade division was primarily related to increased payroll costs associated with the implementation of the Company's logistics and accounting systems upgrade. Total SG&A expenses of the TSI division increased $484,000 to $1,670,000 or 14.5% of sales compared to $1,186,000 or 15.0% of sales for the same period in the previous year. The improvement in TSI's SG&A expenses as a percentage of sales was related to the effect of increased revenue leveraging down fixed SG&A expenses.

Interest Expense. Net interest expense of the Company decreased $171,000 to $354,000 for the three months ended December 31, 2001 from $525,000 for the same three-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Minority Interest. Minority interest of $677,000 and $311,000 for the three months ended December 31, 2001 and 2000, respectively, represented the 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends by non-Company owned members. The non-Company owned interests have been accounted for as minority interest.

Provision For Income Taxes. The provision for income taxes increased to $625,000 or 35.8% of net income before taxes but after minority interest expense, for the three months ended December 31, 2001, from $544,000 or 40.4% for the same period of the prior year. The decrease in the effective rate relates to a decrease in non-deductible expenses, primarily amortization of goodwill, as a percentage of pretax income.

Results of Operations

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

Net Sales. Net sales for the Company increased $11,788,000, or 27.4%, to $54,804,000 for the six month period ended December 31, 2001 from $43,016,000 for the same six month period last year. Net sales of the Craftmade division increased $1,012,000, or 4.2%, to $24,976,000 for the six months ended December 31, 2001 from

$23,964,000 for the same six month period last year. The increase in sales of the Craftmade division was partially due to an increase in sales of outdoor lighting which generated incremental revenue of $546,000. In addition, Craftmade's ceiling fan sales increased 2.9% compared to the same period of the previous year. Net sales of the TSI division increased $10,776,000, or 56.6%, to $29,828,000 for the six months ended December 31, 2001 from $19,052,000 for the same six month period last year. The increase was primarily attributable to sales generated by Design Trends. The continued roll out of Design Trends' new portable lamp product line generated $10,462,000 in incremental revenue during the six months ended December 31, 2001.

Gross Profit. Gross profit of the Company as a percentage of sales decreased to 29.5% of net sales for the six months ended December 31, 2001 compared to 31.4% for the same period of 2000. The gross margin of the Craftmade division increased to 38.4% of sales from 37.2% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. This improvement was partially offset by an inventory write down of certain bathstrip and outdoor lighting products in the amount of $200,000, or $0.02 per share, net of taxes. The gross margin of the TSI division declined to 21.9% of sales for the six months ended December 31, 2001 compared to 24.1% of sales in the year ago period. The decline in the gross margin was related to a shift in the sales mix, with a greater portion of revenue being generated by Design Trends' business which carries a lower gross margin than other products of the TSI division.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased $1,338,000 to $9,009,000 or 16.4% of net sales for the six months ended December 31, 2001 from $7,671,000 or 17.8% of net sales for the same six month period last year. Total SG&A expenses of the Craftmade division increased $290,000 to $5,672,000 or 22.7% of sales compared to $5,382,000 or 22.5% of sales for the same period in the previous period. The increase in SG&A expense dollars of Craftmade is primarily attributable to increases in commissions and certain other costs directly correlated to the sales increase experienced by Craftmade. Total SG&A expenses of the TSI division increased $1,048,000 to $3,337,000 or 11.2% of sales from $2,289,000 or 12.0% of sales for the same period in the previous year. The improvement in TSI's SG&A expenses as a percentage of sales was related to the effect of increased revenue leveraging down fixed SG&A expenses.

Interest Expense. Net interest expense of the Company decreased $277,000 to $837,000 for the six months ended December 31, 2001 from $1,114,000 for the same three month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Minority Interest. Minority interest of $1,238,000 and $685,000 for the six months ended December 31, 2001 and 2000, respectively, represented the 50% ownership of PHI and Design Trends by non-Company owned members. The non-Company owned interests have been accounted for as minority interest.

Provision for Income Taxes. The provision for income taxes increased to $1,714,000 or 35.8% of net income before taxes but after minority interest expense, for the six months ended December 31, 2001, from $1,365,000 or 38.0% for the same period of the prior year. The decrease in the effective rate relates to a decrease in non-deductible expenses, primarily amortization of goodwill, as a percentage of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $1,180,000 from $1,638,000 at June 30, 2001 to $2,818,000 at December 31, 2001. The Company's operating activities provided cash of $12,536,000 primarily attributable to the Company's net income from operations, collections on customer accounts and reduced inventory levels.

In order to satisfy anticipated demand for Design Trends' portable lamp program, the Company maintains an inventory for Design Trends of approximately $3.1 million as of December 31, 2001. Currently, this program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current customer.

The $2,418,000 of cash used for investing activities related primarily to additions to property and equipment associated with Design Trends' portable lamp program as well as expenditures associated with the implementation of the Company's logistics and accounting systems upgrade.

The $8,938,000 of cash used for financing activities was primarily the result of
(i) distributions to PHI's minority interest members of $376,000, (ii) principal payments of $1,052,000 on the Company's note payable, (iii) cash dividends of $832,000, and (iv) principal payments of $7,070,000 on the Company's lines of credit. These amounts were partially offset by proceeds of $392,000 received from stock options exercised.

On November 6, 2001, the Company entered into a Credit Agreement with The Frost National Bank ("Frost"), pursuant to which Frost agreed to provide the Company with a $20,000,000 line of credit. The Credit Agreement with Frost replaced the Company's existing $20,000,000 line of credit with J.P. Morgan Chase & Co. ("Chase") and Frost. The terms of the Company's new line of credit with Frost are substantially identical to the Company's preceding line of credit. The Company chose to obtain its line of credit solely from Frost, rather than a syndicate of Frost and Chase, because the Company currently maintains its banking accounts with Frost, and the use of Frost exclusively will permit the Company to facilitate more rapid payments with respect to the line of credit, which the Company believes will result in a reduction of interest expense.

At December 31, 2001, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its lines of credit, of which $12,000,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit at December 31, 2001, of which $1,530,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments of approximately $1,200,000 under the note payable, fund anticipated capital expenditures of approximately $2,000,000, as well as fund its projected growth over the next twelve months.

At December 31, 2001, $7,504,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement.

As a result of the terms of the Company's note payable on its operating facility, the Company is subject to market risk associated with adverse changes in interest rates. In an effort to reduce this market risk, the Company entered into an interest rate swap agreement (the "Swap Agreement") with during the first quarter of fiscal 2000, which was held by the Company for non-trading purposes.

In November 2001, the Company transferred its line of credit from Chase to Frost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In connection with this transfer, the Company and Chase agreed to terminate the Swap Agreement, and Chase paid the Company $61,500 in connection with this termination.

At December 31, 2001, the Company had a $20,000,000 line of credit (the "Craftmade Line of Credit") with Frost at an interest rate of prime less .5%, of which $12,000,000 was outstanding. At December 31, 2001 the prime rate was equal to 4.75%. The Craftmade Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003.

In addition, at December 31, 2001, PHI had a $3,000,000 line of credit (the "PHI Line of Credit") with Wachovia Bank, N.A. at an interest rate of the one-month LIBOR plus 2%, of which $1,530,000 was outstanding. At December 31, 2001 the one-month LIBOR rate was equal to 1.87% The PHI Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature March 2, 2002.

Because of the short-term nature of each of the Craftmade Line of Credit and the PHI Line of Credit, the Company is subject to market risk associated adverse changes in interest rates. A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

Under the Craftmade Line of Credit, for each one percentage point (1%) incremental increase in the prime rate, the Company's annualized net interest expense would increase by approximately $120,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $600,000.

Under the PHI Line of Credit, for each one percentage point (1%) incremental increase in LIBOR, the Company's annualized net interest expense would increase by approximately $15,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $75,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. As of February 13, 2002, one U.S. dollar equalled 35.04 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended December 31, 2001, the Company purchased approximately $4,679,000 of products from Fanthing. Under the Company's understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of good sold of approximately $468,000, based on the Company's purchases during the fiscal quarter ended December 31, 2001 (on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $2,340,000, based on the Company's purchases during the fiscal quarter ended December 31, 2001 (on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $4,680,000 on an annualized basis, based on the Company's purchases during the fiscal quarter ended December 31, 2001 (on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company's purchases from Fanthing for the fiscal quarter ended December 31, 2001. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings

                  not applicable

Item 2.           Changes in Securities and Use of Proceeds

                  On October 29, 2001, the Company purchased 192 shares of common stock for the account of each of its non-employee directors, Jerry Kimmel, Lary Snodgrass and Paul Knuckley, as part of such non-employee directors' services provided to the company as directors. These shares of common stock were acquired by the non-employee directors pursuant to private placement exemptions, including Section 4(2), of the Securities Act of 1933, as amended.

Item 3.           Defaults Upon Senior Securities

                  not applicable

Item 4.           Submission of Matters to a Vote of Stockholders

At the annual meeting of the Company's stockholders on October 25, 2001, the stockholders of the Company (i) elected James R. Ridings, Clifford Crimmings, Kathleen B. Oher, A. Paul Knuckley, Jerry E. Kimmel, Neall W. Humphrey, John DeBlois and Lary C. Snodgrass as directors of the Company; and (ii) ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2002.

The vote in the election of directors was as follows:

                                Number of Votes      Number of Votes         Abstentions
                                of Common Stock      of Common Stock             and
                                       For               Withheld         Broker Non-Votes
                                ----------------     ----------------     ----------------
James Ridings                          3,426,550               89,225                   --
Clifford Crimmings                     3,426,550               89,225                   --
Kathleen B. Oher                       3,477,350               38,425                   --
A. Paul Knuckley                       3,477,350               38,425                   --
Jerry E. Kimmel                        3,426,550               89,225                   --
Neall W. Humphrey                      3,426,550               89,225                   --
John DeBlois                           3,426,550               89,225                   --
Lary C. Snodgrass                      3,477,350               38,425                   --

The vote in the ratification of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending June 30, 2002 was 3,515,765 for, 10 against, and 0 abstentions and broker non-votes.

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

                           September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

                  10.26 Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association.

                  10.27 Termination Agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JPMorgan Chase Bank.


         b).      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRAFTMADE INTERNATIONAL, INC.
                                               (Registrant)



Date February 13, 2002                 /s/ James R. Ridings
    -------------------------          ------------------------------
                                              JAMES R. RIDINGS
                                             President and Chief
                                              Executive Officer


Date February 13, 2002                 /s/ Kathleen B. Oher
    -------------------------          ------------------------------
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

10.26             Loan Agreement dated November 6, 2001, by and between
                  Craftmade International, Inc., a Delaware corporation, and The
                  Frost National Bank, a national banking association.

10.27             Termination Agreement dated November 16, 2001, by and between
                  Craftmade International, Inc., a Delaware corporation, and
                  JPMorgan Chase Bank.