Form 10-Q
period 2002-03-31
CRAFTMADE INTERNATIONAL INC
filed 2002-05-14
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

-----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                             -------    -------

Commission File Number
----------------------
       000-26667

                          CRAFTMADE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      75-2057054
            --------                                 -------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


650 South Royal Lane, Suite 100, Coppell, Texas            75019
-----------------------------------------------            -----
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

5,962,058 shares of Common Stock were outstanding as of May 10, 2002.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1. Financial Statements (unaudited)

                 Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2002 and 2001.

                 Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001.

                 Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                    ----------------------------    ----------------------------
                                        March           March           March           March
                                      31, 2002        31, 2001        31, 2002        31, 2001
                                    ------------    ------------    ------------    ------------
                                                (In thousands except per share data)

Net Sales                           $     22,134    $     19,658    $     76,937    $     62,674
Cost of goods sold                        15,129          13,285          53,785          42,787
                                    ------------    ------------    ------------    ------------

Gross profit                               7,005           6,373          23,152          19,887
                                    ------------    ------------    ------------    ------------

Selling, general and
       administrative expenses             4,479           4,264          13,489          11,936
Interest expense, net                        219             577           1,056           1,692
Depreciation and amortization                137             231             407             683
                                    ------------    ------------    ------------    ------------

           Total expenses                  4,835           5,072          14,952          14,311
                                    ------------    ------------    ------------    ------------

Income before income taxes
       and minority interest               2,170           1,301           8,200           5,576

Provision for income taxes                   541             342           2,255           1,707
                                    ------------    ------------    ------------    ------------

Income before minority interest            1,629             959           5,945           3,869

Minority interest                           (660)           (279)         (1,898)           (964)
                                    ------------    ------------    ------------    ------------


Net income                          $        969    $        680    $      4,047    $      2,905
                                    ============    ============    ============    ============

Basic earnings per common share     $       0.16    $       0.12    $       0.68    $       0.49
                                    ============    ============    ============    ============

Diluted earnings per common share   $       0.16    $       0.12    $       0.68    $       0.49
                                    ============    ============    ============    ============


Cash dividends declared
  per common share                  $       0.07    $       0.07    $       0.21    $       0.18
                                    ============    ============    ============    ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                           March 31,       June 30,
                                             2002            2001
                                         ------------    ------------
                                          (Unaudited)

                                              (In thousands)

Current assets:
     Cash                                $      4,697    $      1,638
     Accounts receivable - net of
          allowance of $150,000                13,357          19,215
     Inventory                                 13,908          19,454
     Deferred income taxes                        758             758
     Prepaid expenses and other
          current assets                          473           1,149
                                         ------------    ------------

     Total current assets                      33,193          42,214


Property and equipment, net
     Land                                       1,535           1,535
     Building                                   7,784           7,784
     Office furniture and equipment             7,768           5,651
     Leasehold improvements                       273             273
                                         ------------    ------------
                                               17,360          15,243

Less:  accumulated depreciation                (4,650)         (3,102)
                                         ------------    ------------

     Total property and equipment, net         12,710          12,141

Goodwill, net of accumulated
     amortization of $1,204,000                 4,735           4,735
Other assets                                       12              39
                                         ------------    ------------

     Total other assets                         4,747           4,774
                                         ------------    ------------

Total assets                             $     50,650    $     59,129
                                         ============    ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        March 31,       June 30,
                                                          2002            2001
                                                      ------------    ------------
                                                      (Unaudited)

                                                             (In thousands)
Current liabilities:
     Note payable - current                           $        680    $        512
     Revolving lines of credit                              13,475          20,600
     Accounts payable                                        2,332           6,551
     Commissions payable                                       310             455
     Income taxes payable                                      375             934
     Accrued liabilities                                     3,884           2,929
                                                      ------------    ------------
     Total current liabilities                              21,056          31,981

Other non-current liabilities:
     Deferred income taxes                                     241             241
     Note payable - long term                                5,927           8,104
                                                      ------------    ------------
     Total liabilities                                      27,224          40,326
                                                      ------------    ------------

     Minority interest                                       2,432           1,049

Stockholders' equity:
     Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                       32              32
     Common stock, $.01 par value,
         15,000,000 shares authorized,9,388,535 and
         9,326,535 shares issued, respectively                  94              93
Additional paid-in capital                                  13,100          12,683
Unearned deferred compensation                                 (84)           (108)
Retained earnings                                           28,684          25,886
                                                      ------------    ------------
                                                            41,826          38,586
     Less:  treasury stock, 3,429,477
         common shares at cost, and 32,000
         preferred shares at cost                          (20,832)        (20,832)
                                                      ------------    ------------
         Total stockholders' equity                         20,994          17,754
                                                      ------------    ------------

Total liabilities and stockholders' equity            $     50,650    $     59,129
                                                      ============    ============

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         FOR THE NINE MONTHS ENDED
                                                        ----------------------------
                                                            March          March
                                                          30, 2002        31, 2001
                                                        ------------    ------------
                                                    (In thousands except per share data)

Net cash provided by operating
activities:                                             $     15,667    $      3,621
                                                        ------------    ------------

Cash flows from investing activities:
       Net additions to equipment                             (2,128)           (982)
                                                        ------------    ------------
Net cash used for investing activities                        (2,128)           (982)
                                                        ------------    ------------

Cash flows from financing activities:
       Net proceeds from (payment to) lines of credit         (7,125)          1,050
       Principal payments on note payable                     (2,009)           (349)
       Stock repurchase                                           --          (2,559)
       Stock options exercised                                   418              --
       Cash dividends                                         (1,249)         (1,043)
       Capital contribution from minority
          interest members                                        --              10
       Distributions to minority  interest members              (515)           (395)
                                                        ------------    ------------
Net cash used for financing activities                       (10,480)         (3,286)
                                                        ------------    ------------
Net increase (decrease) in cash                                3,059            (647)
Cash at beginning of period                                    1,638           1,171
                                                        ------------    ------------
Cash at end of period                                   $      4,697    $        524
                                                        ============    ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 2002
                                   (Unaudited)


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

Certain amounts for the three and nine months ended March 31, 2002 have been reclassified to conform with the current quarter and nine months' presentation.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 2002
                                   (Unaudited)


Note 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                  ------------   ------------   ------------   ------------
                     March          March          March          March
                    31, 2002       31, 2001       31, 2002       31, 2001
                  ------------   ------------   ------------   ------------
                           (In thousands except per share data)

Basic and
Diluted EPS

Numerator:
Net Income        $        969   $        680   $      4,047   $      2,905
                  ------------   ------------   ------------   ------------

Denominator:
Common
Shares
Outstanding              5,957          5,887          5,930          5,949

Basic EPS         $       0.16   $       0.12   $       0.68   $       0.49
                  ============   ============   ============   ============


Denominator:
Common
Shares
Outstanding              5,957          5,887          5,930          5,949
Options                     55              4             62              7
                  ------------   ------------   ------------   ------------
Total Shares             6,012          5,891          5,992          5,956
                  ============   ============   ============   ============

Diluted EPS       $       0.16   $       0.12   $       0.68   $       0.49
                  ============   ============   ============   ============

Note 3 - DERIVATIVE FINANCIAL INSTRUMENT

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

The following table presents information about the reportable segments (in thousands):

                                           Craftmade         TSI           Total
                                         ------------   ------------   ------------

For the three months ended
March 31, 2002:
Net sales from external customers        $     11,375   $     10,759   $     22,134
Operating profit                                1,498            891          2,389

For the three months ended
March 31, 2001:
Net sales from external customers        $     11,026   $      8,632   $     19,658
Operating profit                                1,363            515          1,878

For the nine months ended
March 31, 2002:
Net sales from external customers        $     36,351   $     40,586   $     76,937
Operating profit                                5,208          4,048          9,256

For the nine months ended
March 31, 2001:
Net sales from external customers        $     34,991   $     27,683   $     62,674
Operating profit                                4,709          2,559          7,268

Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization was recognized in the accompanying consolidated statements of income for the three and nine months ended March 31, 2002 compared to $105,000, or $0.01 per share, net of taxes, and $315,000, $0.03 per share, net of taxes, for the same periods of the prior year, respectively. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Other than the cessation of the amortization of goodwill, the adoption of FAS 142 did not have any effect on the Company's financial statements.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of Design Trends' portable lamp program, the relationship of Design Trends with its primary mass merchandiser customer, changes in anticipated levels of sales and vendor programs, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's and PHI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Critical Accounting Policies

The Company's management discussion and analysis of its financial condition and results of operations following are based upon the

Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company's estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for our conclusions. The Company continually evaluates the information used to make these estimates as our business and the economic environment changes. The Company's management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so the Company considers these to be our critical accounting policies.

Revenue recognition

The Company recognizes revenue when title transfers and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally transfers upon shipment of goods from our warehouse. In some instances, the Company ships product directly from our supplier to the customer. In these cases, the Company recognizes revenue when the product is accepted by the customer's representative. The Company does not have an obligation or policy of replacing, at no cost, customer products damaged or lost in transit.

As part of our revenue recognition policy, the Company records estimated incentives payable to our customers at a future date as a reduction of revenue at the time the revenues are recorded. The Company bases its estimates on contractual terms of the programs and estimated or actual sales to individual customers. Actual incentives in any future period are inherently uncertain and, thus, may differ from our estimates. If actual or expected incentives were significantly greater than the reserves the Company had established, the Company would record a reduction to net revenues in the period in which the Company made such determination.

Allowance for Doubtful Accounts

The Company maintains an allowance for trade accounts receivable for which collection on specific customer accounts is doubtful. In determining collectibility, the Company's management reviews available customer financial statement information, credit rating reports as well as other external documents and public filings. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates.

Inventory

Inventory is the Company's largest asset class. The Company's inventory is primarily comprised of finished goods and is recorded at the lower of cost or market using the average cost method. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.



Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Net Sales. Net sales for the Company increased $2,476,000, or 12.6%, to $22,134,000 for the three month period ended March 31, 2002 from $19,658,000 for the same three month period last year. Net sales from the Craftmade division increased $349,000, or 3.2%, to $11,375,000 for the three months ended March 31, 2002 from $11,026,000 for the same three month period last year. The increase in sales of the Craftmade division was primarily due to an increase in Craftmade's sales of outdoor lighting which generated incremental revenue of $324,000 from the prior year period. Net sales of the TSI division increased $2,127,000, or 24.6%, to $10,759,000 for the three months ended March 31, 2002 from $8,632,000 for the same three month period last year. The increase was attributable to sales generated by Design Trends, LLC ("Design Trends"), the Company's 50% owned subsidiary, which introduced a new line of portable lamps to a mass merchant in March 2000. The continued roll out of this new product generated $3,169,000 in incremental revenue during the quarter ended March 31, 2002, partially offset by a decline in sales of promotional, or non-core program, merchandise to a mass retail customer.

Gross Profit. Gross profit of the Company as a percentage of sales declined to 31.6% of net sales for the three months ended March 31, 2002, compared to 32.4% for the same period of 2001. The gross margin of the Craftmade division increased to 40.8% of sales from 38.2% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the

Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. The gross margin of the TSI division declined to 22.0% of sales for the three months ended March 31, 2002 compared to 25.0% of sales in the year ago period. The decline in the gross margin of TSI was related to a shift in the sales mix of TSI, with a greater portion of revenue being generated by Design Trends' business which carries a lower gross margin and lower SG&A expenses than other products of the TSI division.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased $215,000 to $4,479,000, or 20.2% of net sales, for the three months ended March 31, 2002, from $4,264,000, or 21.7% of net sales, for the same three month period last year. Total SG&A expenses of the Craftmade division increased $279,000 to $3,031,000, or 26.6% of net sales, compared to $2,752,000, or 25.0% of net sales, for the same period in the previous period. The increase in SG&A expenses of the Craftmade division was primarily related to costs associated with the implementation of the Company's logistics and accounting systems upgrade. Total SG&A expenses of the TSI division decreased $64,000 to $1,448,000, or 13.5% of net sales, compared to $1,512,000, or 17.5% of net sales, for the same period in the previous year. The improvement in TSI's SG&A expenses in dollars and as a percentage of sales was related to the shift in the sales mix of TSI as discussed above.

Interest Expense. Net interest expense decreased $358,000 to $219,000 for the three months ended March 31, 2001 from $577,000 for the same three-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Minority Interest. Minority interest of $660,000 and $279,000 for the three months ended March 31, 2002 and 2001, respectively, represented the 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends by non-Company owned members. The non-Company owned interests have been accounted for as minority interest.

Provision For Income Taxes. The provision for income taxes increased to $541,000 or 35.8% of net income before taxes but after minority interest expense, for the three months ended March 31, 2002, from $342,000 or 33.5% for the same period of the prior year.

Results of Operations

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Net Sales. Net sales for the Company increased $14,263,000, or 22.8%, to $76,937,000 for the nine month period ended March 31, 2002 from $62,674,000 for the same nine month period last year. Net sales of the Craftmade division increased $1,360,000, or 3.9%, to $36,351,000 for the nine months ended March 31, 2002 from $34,991,000 for the same nine month period last year. The increase in sales of the Craftmade division was primarily due to an increase in sales of outdoor lighting which generated incremental revenue of $965,000. Net sales of the TSI division increased $12,903,000 or 46.6%, to $40,586,000 for the nine months ended March 31, 2002 from $27,683,000 for the same nine month period last year. The increase was attributable to sales generated by Design Trends. The continued roll out of Design Trends' new portable lamp product line generated $13,631,000 in incremental revenue during the nine months ended March 31, 2002.

Gross Profit. Gross profit of the Company as a percentage of sales decreased to 30.1% of net sales for the nine months ended March 31, 2002 compared to 31.7% for the same period of 2001. The gross margin of the Craftmade division increased to 39.2% of sales from 37.5% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. This improvement was partially offset by a write down of certain bathstrip and outdoor lighting inventory in the amount of $200,000, or $0.02 per share, net of taxes. The gross margin of the TSI division declined to 22.0% of sales for the nine months ended March 31, 2002 compared to 24.4% of sales in the year ago period. The decline in the gross margin was related to a shift in the sales mix of TSI, with a greater portion of revenue being generated by Design Trends' business which carries a lower gross margin than other products of the TSI division.

Selling, General and Administrative Expenses. Total SG&A expenses of the Company increased $1,553,000 to $13,489,000, or 17.5% of net sales, for the nine months ended March 31, 2002, from $11,936,000, or 19.0% of net sales, for the same nine month period last year. Total SG&A expenses of the Craftmade division increased $569,000, to $8,704,000 or 23.9% of net sales, compared to $8,135,000, or 23.2%
of net sales, for the same period in the previous period. The increase in SG&A expenses of Craftmade was primarily attributable to costs associated with the implementation of the company's logistics and accounting systems upgrade. Total SG&A expenses of the TSI division increased $984,000 to $4,785,000, or 11.8% of net sales from $3,801,000, or 13.7% of net sales, for the same period in the previous year. The improvement in TSI's SG&A expenses as a percentage of sales was related to a shift in the sales mix as discussed above.

Interest Expense. Net interest expense decreased $636,000 to $1,056,000 for the nine months ended March 31, 2002 from $1,692,000 for the same nine-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Minority Interest. Minority interest of $1,898,000 and $964,000 for the nine months ended March 31, 2002 and 2001, respectively, represented the 50% ownership of PHI and Design Trends by non-Company owned members. The non-Company owned interests have been accounted for as minority interest.

Provision for Income Taxes. The provision for income taxes increased to $2,255,000 or 35.8% of net income before taxes but after minority interest expense, for the nine months ended March 31, 2002, from $1,707,000 or 37.0% for the same period of the prior year. The decrease in the effective rate for the nine month period is the result of the elimination of amortization of nondeductible goodwill in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $3,059,000 from $1,638,000 at June 30, 2001 to $4,697,000 at March 31, 2002. The Company's operating activities provided cash of $15,667,000 primarily attributable to the Company's net income from operations, collections on customer accounts and reduced inventory levels.

In order to satisfy anticipated demand for Design Trends' portable lamp program, the Company maintains an inventory for Design Trends of approximately $2.2 million as of March 31, 2002. Currently, this program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current customer.

The $2,128,000 of cash used for investing activities related primarily to additions to property and equipment associated with Design Trends' portable lamp program as well as expenditures associated with the implementation of the Company's logistics and accounting systems upgrade.

The $10,480,000 of cash used for financing activities was primarily the result of (i) distributions to PHI's minority interest members of $515,000, (ii) principal payments of $2,009,000 on the Company's note payable,(iii) cash dividends of $1,249,000, and (iv) principal payments of $7,125,000 on the Company's lines of credit. These amounts were partially offset by proceeds of $418,000 received from stock options exercised.

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

At March 31, 2002, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its lines of credit, of which $12,175,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit at March 31, 2002, of which $1,300,000 had been utilized. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's current operating needs, make annual payments of approximately $1,200,000 under the note payable, fund dividend payments of approximately $420,000 per quarter, as well as fund its projected growth over the next twelve months.

At March 31, 2002, $6,607,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement.

As a result of the terms of the Company's note payable on its operating facility, the Company is subject to market risk associated with adverse changes in interest rates. In an effort to reduce this market risk, the Company entered into an interest rate swap agreement (the "Swap Agreement") with Chase during the first quarter of fiscal 2000, which was held by the Company for non-trading purposes.

In November 2001, the Company transferred its line of credit from Chase to Frost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In connection with this transfer, the Company and Chase agreed to terminate the Swap Agreement, and Chase paid the Company $61,500 in connection with this termination.

At March 31, 2002, the Company had a $20,000,000 line of credit (the "Craftmade Line of Credit") with Frost at an interest rate of prime less .5%, of which $12,175,000 was outstanding. At March 31, 2002 the prime rate was equal to 4.75%. The Craftmade Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003.

In addition, at March 31, 2002, PHI had a $3,000,000 line of credit (the "PHI Line of Credit") with Wachovia Bank, N.A. at an interest rate of the one-month LIBOR plus 2%, of which $1,300,000 was outstanding. At March 31, 2002 the one-month LIBOR rate was equal to 1.88%. The PHI Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature April 16, 2003.

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

Under the Craftmade Line of Credit, for each one percentage point (1%) incremental increase in the prime rate, the Company's annualized interest expense would increase by approximately $122,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $610,000.

Under the PHI Line of Credit, for each one percentage point (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $13,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $65,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. As of May 10, 2002, one U.S. dollar equaled $34.52 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended March 31, 2002, the Company purchased approximately $3,485,000 of products from Fanthing. Under the Company's understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $349,000, based on the Company's purchases during the fiscal quarter ended March 31, 2002 (on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $1,743,000, based on the Company's purchases during the fiscal quarter ended March 31, 2002 (on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $3,485,000 on an annualized basis, based on the Company's purchases during the fiscal quarter ended March 31, 2002 (on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company's purchases from Fanthing for the fiscal quarter ended March 31, 2002. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

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

        10.26 Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association, filed as Exhibit
                10.26 to the Company's quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

        10.27 Termination Agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JP Morgan Chase Bank, filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

        b).     Reports on Form 8-K

                None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CRAFTMADE INTERNATIONAL, INC.
                                               (Registrant)



Date     May 13, 2002                 /s/ James R. Ridings
     -----------------------          -----------------------------------
                                                JAMES R. RIDINGS
                                               President and Chief
                                                Executive Officer


Date     May 13, 2002                 /s/  Kathleen B. Oher
     -----------------------          -----------------------------------
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

10.26           Loan Agreement dated November 6, 2001, by and between Craftmade
                International, Inc., a Delaware corporation, and The Frost
                National Bank, a national banking association, filed as Exhibit
                10.26 to the Company's Quarterly Report on Form 10-Q filed
                February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.27           Termination Agreement dated November 16, 2001, by and between
                Craftmade International, Inc., a Delaware corporation, and
                JPMorgan Chase Bank, filed as Exhibit 10.27 to the Company's
                Quarterly Report on Form 10-Q filed February 14, 2002 (File No.
                000-26667) and herein incorporated by reference.