Form 10-Q/A
period 2001-09-30
CRAFTMADE INTERNATIONAL INC
filed 2002-09-26
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          -------     -------

Commission File Number
----------------------
       000-26667

                          CRAFTMADE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          75-2057054
          --------                                          ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


650 South Royal Lane, Suite 100, Coppell, Texas        75019
-----------------------------------------------      ----------
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

                    Index to Quarterly Report on Form 10-Q/A


Part I.  Financial Information

         Introductory Note - Restatement

         The Company has changed the way it accounts for its two 50%-owned investees - Design Trends and Prime/Home Impressions - to account for these investees using the equity method of accounting rather than consolidation. Assets, liabilities, revenues and expense of these two investees are no longer included in the Company's balance sheets or statements of income. Instead, the balance sheets include the Company's investment in the investees and the income statements reflect, as a single line item, its equity share in the earnings of these investees. Net income, primary and diluted earnings per share and stockholders' equity did not change for any period restated.

         For purposes of this Form 10-Q/A, the Company has amended and restated in its entirety Part I of the Company's Form 10-Q for the quarterly period ended September 30, 2001. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months ended September 30, 2001 and 2000 (Restated).

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001 (Restated).

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 (Restated).

                  Notes to Condensed Consolidated Financial Statements
                  (Restated).

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated).

         Item 3. Quantitative and Qualitative Disclosures About Market Risk (Restated).



                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                                            FOR THE THREE MONTHS ENDED
                                                            --------------------------
                                                           September 30     September 30
                                                               2001             2000
                                                             Restated         Restated
                                                           ------------     ------------
                                                         (In thousands except per share data)
Net Sales                                                  $     22,267     $     20,872
Cost of goods sold                                               15,622           14,719
                                                           ------------     ------------

Gross profit                                                      6,645            6,153
                                                           ------------     ------------

Selling, general and
      administrative expenses                                     3,759            3,536
Interest expense, net                                               313              526
Depreciation and amortization                                       133              222
                                                           ------------     ------------

           Total Expenses                                         4,205            4,284
                                                           ------------     ------------

Income before equity in earnings of 50%
      owned investees and income taxes                            2,440            1,869

Equity in earnings of 50% owned
         investees before income taxes                              606              377
                                                           ------------     ------------

Income before income taxes                                        3,046            2,246

Provision for income taxes                                        1,089              822
                                                           ------------     ------------


Net income                                                 $      1,957     $      1,424
                                                           ============     ============


Basic and diluted
        earnings per common share                          $       0.33     $       0.24
                                                           ============     ============

Cash dividends declared
          per common share                                 $       0.07     $       0.04
                                                           ============     ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

           CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     September 30        June 30,
                                                         2001              2001
                                                       Restated          Restated
                                                     ------------      ------------
                                                     (Unaudited)

                                                             (In thousands)
Current assets:
     Cash                                            $      1,261      $        723
     Accounts receivable - net of
         allowance of $150,000                             13,931            13,308
     Receivables from 50% owned
       investees                                            6,245             8,271
     Inventory                                             11,438            12,650
     Deferred income taxes                                    758               758
     Prepaid expenses and other
         current assets                                     1,250             1,158
                                                     ------------      ------------

     Total current assets                                  34,883            36,868


Property and equipment, net
     Land                                                   1,535             1,535
     Building                                               7,784             7,784
     Office furniture and equipment                         3,117             2,998
     Leasehold improvements                                   253               253
                                                     ------------      ------------
                                                           12,689            12,570

Less:  accumulated depreciation                            (3,022)           (2,900)
                                                     ------------      ------------

     Total property and equipment, net                      9,667             9,670

Goodwill, net of accumulated
     amortization of $1,204,000                             4,735             4,735
Investment in 50% owned investees                           1,410             1,049
Other assets                                                   64                39
                                                     ------------      ------------

     Total other assets                                     6,209             5,823
                                                     ------------      ------------



Total assets                                         $     50,759      $     52,361
                                                     ============      ============



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                         September 30         June 30,
                                                             2001               2001
                                                           Restated           Restated
                                                         -------------      -------------
                                                          (Unaudited)

                                                                  (In thousands)
Current liabilities:
     Note payable - current                              $         521      $         512
     Revolving line of credit                                   16,000             18,800
     Accounts payable                                            2,930              4,124
     Commissions payable                                           256                301
     Income taxes payable                                        1,058                719
     Accrued liabilities                                         2,344              1,806
                                                         -------------      -------------
     Total current liabilities                                  23,109             26,262

Other non-current liabilities:
     Deferred income taxes                                         241                241
     Note payable - long term                                    7,943              8,076
                                                         -------------      -------------

     Total liabilities                                          31,293             34,579
                                                         -------------      -------------
Stockholders' equity:
     Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                           32                 32
     Common stock, $.01 par value,
         15,000,000 shares authorized,9,342,535 and
         9,326,535 shares issued, respectively                      93                 93
Additional paid-in capital                                      12,791             12,683
Unearned deferred compensation                                    (100)              (108)
Retained earnings                                               27,429             25,886
Accumulated other comprehensive income                              53                 28
                                                         -------------      -------------
                                                                40,298             38,614
     Less:  treasury stock, 3,429,477
         common shares at cost, and 32,000
         preferred shares at cost                              (20,832)           (20,832)
                                                         -------------      -------------
         Total stockholders' equity                             19,466             17,782
                                                         -------------      -------------

Total liabilities and stockholders' equity               $      50,759      $      52,361
                                                         =============      =============



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                          FOR THE THREE MONTHS ENDED
                                                       ------------------------------
                                                         September         September
                                                         30, 2001          30, 2000
                                                         Restated          Restated
                                                       ------------      ------------
                                                     (In thousands except per share data)
Net cash provided by operating
activities:                                                   3,898      $      3,682
                                                       ------------      ------------

Cash flows from investing activities:
      Net additions to equipment                               (130)              (67)
                                                       ------------      ------------
Net cash used for investing activities                         (130)              (67)
                                                       ------------      ------------

Cash flows from financing activities:
      Net proceeds from lines of credit                      (2,800)           (1,600)
      Principal payments for note payable                      (124)              (84)
      Stock repurchase                                           --            (1,595)
      Stock options exercised                                   108                --
      Cash dividends                                           (414)             (249)
                                                       ------------      ------------
Net cash used for financing activities                       (3,230)           (3,528)
                                                       ------------      ------------
Net increase in cash                                            538                87
Cash at beginning of period                                     723             1,065
                                                       ------------      ------------
Cash at end of period                                  $      1,261      $      1,152
                                                       ============      ============



                SEE ACCOMPANYING NOTES TO CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                                   (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; 50% owned investees are accounted for under the equity method. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as amended. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.


Note 2 - Restatement

The Company has changed the way it accounts for its two 50%-owned investees - Design Trends, LLC ("Design Trends") and Prime/Home Impressions, LLC ("PHI") - to account for these investees using the equity method of accounting rather than consolidation. Assets, liabilities, revenues and expense of these two investees are no longer included in the Company's balance sheets or statements of income. Instead, the balance sheets include the Company's investment in the investees, and the income statements reflect, as a single line item, its equity share in the earnings of these investees. Net income, primary and diluted earnings per share and stockholders' equity did not change for any period restated.

The following table sets forth balances as originally reported and as restated (in thousands, except per share amounts):

                                     September 30,                     June 30,
                                     2001                              2001
                                     -----------------------------     -----------------------------
                                     As                                As
                                     Previously       As               Previously       As
                                     Reported         Restated         Reported         Restated
                                     ------------     ------------     ------------     ------------
Accounts receivable-
  net                                $     19,352     $     13,931     $     19,215     $     13,308
Receivables from 50%
  owned investees                              --     $      6,245               --     $      8,271
Inventory                            $     17,719     $     11,438     $     19,454     $     12,650
Total current assets                 $     41,264     $     34,883     $     42,214     $     36,868
Investment in 50% owned
  investees                                    --     $      1,410               --     $      1,049
Total assets                         $     59,314     $     50,759     $     59,129     $     52,361
Revolving lines of
  credit                             $     17,678     $     16,000     $     20,600     $     18,800
Total current
  liabilities                        $     30,254     $     23,109     $     31,981     $     26,262
Total liabilities                    $     39,848     $     31,293     $     41,347     $     34,579
Minority interest                    $      1,410               --     $      1,049               --
Stockholders' equity                 $     19,466     $     19,466     $     17,782     $     17,782


                                     Three Months Ended                Three Months Ended
                                     September 30, 2001                September 30, 2000
                                     -----------------------------     -----------------------------
                                     As                                As
                                     Previously       As               Previously       As
                                     Reported         Restated         Reported         Restated
                                     ------------     ------------     ------------     ------------
Net sales                            $     32,068     $     22,267     $     24,005     $     20,872
Gross profit                         $      9,060     $      6,645     $      7,284     $      6,153
Equity in earnings of
  50% owned investees
  before income taxes                          --     $        606               --     $        377
Net income                           $      1,957     $      1,957     $      1,424     $      1,424
Primary earning per
  share                              $       0.33     $       0.33     $       0.24     $       0.24
Diluted earnings per
  share                              $       0.33     $       0.33     $       0.24     $       0.24



Note 3 - INVESTMENT IN 50% OWNED INVESTEES


The Combined summarized financial information for Design Trends and PHI is as follows for the three months ended (in thousands):

                                            September 30
                                            -------------------------
                                             2001               2000
                                            -------           -------
Net sales                                   $ 9,801           $ 3,133
Gross profit                                $ 2,415           $ 1,131
Income before income taxes                  $ 1,122           $   746

The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

Note 4 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:


                                                     FOR THE THREE MONTHS ENDED
                                                   September 30,     September 30,
                                                       2001               2000
                                                   -------------     -------------
                                                 (In thousands, except per share data)
Basic and diluted EPS:
Numerator: Net income                              $       1,957     $       1,424
                                                   =============     =============

Basic denominator: Common
  shares outstanding                                       5,903             6,056
                                                   =============     =============

Basic EPS                                          $         .33     $         .24
                                                   =============     =============

Diluted denominator: Common
  shares outstanding                                       5,903             6,056
Options                                                       71                --
                                                   -------------     -------------
Total shares                                               5,974             6,056
                                                   =============     =============

Diluted EPS                                        $         .33     $         .24
                                                   =============     =============


Note 5 - DERIVATIVE FINANCIAL INSTRUMENT

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


Note 6 - SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as amended. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The following table presents information about the reportable segment (in thousands):


                                              Craftmade            TSI             Total
                                            -------------     -------------     -------------
For the three months ended
September 30, 2001 (restated):
Net sales from external customers           $      13,427     $       8,840     $      22,267
Operating profit                                    2,054               699             2,753


For the three months ended
September 30, 2000 (restated):
Net sales from external customers           $      12,851     $       8,021     $      20,872
Operating profit                                    1,860               535             2,395

Note 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Statement on Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, cease upon adoption. Thus, no amortization was recognized in the accompanying consolidated statements of income for the three months ended September 30, 2001 compared to $99,000 for the same period of the prior year. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial goodwill impairment test. The Company has not completed the initial impairment test; however, based on current information, the Company does not expect goodwill will be impaired.


Note 8 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2001 and 2000 was $1,982,000 and $1,392,000, respectively.


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (RESTATED).

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

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

Net Sales. Net sales for the Company increased $1,395,000, or 6.7%, to $22,267,000 for the three month period ended September 30, 2001 from $20,872,000 for the same three month period last year. Net sales from the Craftmade division increased $576,000, or 4.4%, to $13,427,000 for the three months ended September 30, 2001 from $12,851,000 for the same three month period last year. The increase in sales of the Craftmade division was due to a significant increase in Craftmade's sales of outdoor lighting which generated incremental revenue of $296,000 compared to the prior year period. In addition, Craftmade's ceiling fan sales increased 2.7% compared to the same period of the previous year. Net sales of the TSI division increased $819,000, or 10.2%, to $8,840,000 for the three months ended September 30, 2001 from $8,021,000 for the same three month period last year. The increase in sales of TSI was primarily attributable to direct import sales of promotional items to a mass retail customer.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 29.8% of net sales for the three months ended September 30, 2001 compared to 29.5% for the same period of 2000. The gross margin of the Craftmade division increased to 37.4% of sales from 36.6% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to price concessions the Company negotiated with its ceiling fan vendor which were implemented in the fourth quarter of fiscal 2001, and have, in part, been passed on to customers. The gross margin of the TSI division increased to 18.4% of sales for the three months ended September 30, 2001 compared to 18.1% of sales in the year ago period.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses ("SG&A") of the Company as a percentage of sales remained unchanged at 16.9% of net sales or $3,759,000 for the three months ended September 30, 2001 compared to $3,536,000 for the same three month period last year. The total dollar increase in SG&A expenses of $223,000 was primarily attributable to costs associated with increased sales. SG&A expenses of the Craftmade division as a percentage of sales decreased to 21.3% of net sales or $2,858,000 from 21.4% of sales or $2,750,000 for the same three-month period last year. Total SG&A expenses of the TSI division increased to 10.2% of sales or $901,000 from 9.8% of sales or $786,000 for the same period in the previous year.

Interest Expense. Net interest expense of the Company decreased $213,000 to $313,000 for the three months ended September 30, 2001 from $526,000 for the same three-month period last year. This decrease was primarily the result of lower interest rates in effect during the period combined with a decrease in the outstanding balance of the Company's revolving lines of credit.

Equity in Earnings of 50% Owned Investees Before Income Taxes. Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $229,000 to $606,000 from $377,000 for the three months ended September 20, 2001 and 2000, respectively. The increase in income from these investees was due to an increase in sales of Design Trends portable lamp program which generated $6,939,000 in incremental revenue during the period.

Provision For Income Taxes. The provision for income taxes increased to $1,089,000 or 35.8% of net income before taxes for the three months ended September 30, 2001, from $822,000 or 36.6% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $538,000 to $1,261,000 at September 30, 2001 from $723,000 at June 30, 2001. The Company's operating activities provided cash of $3,898,000, primarily attributable to the Company's net income from operations and collections on customer accounts.

The $130,000 of cash used for investing activities related primarily to expenditures associated with the implementation of the Company's logistics and accounting systems upgrade.

The $3,230,000 of cash used for financing activities was primarily the result of
(i) principal payments of $124,000 on the Company's note payable,(ii) cash dividends of $414,000, and (iv) principal payments of $2,800,000 on the Company's lines of credit. These amounts were partially offset by proceeds of $108,000 received from stock options exercised. The Company did not repurchase any of its common shares in the quarter ended September 30, 2001.

At September 30, 2001, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its lines of credit, of which $16,000,000 had been utilized. The line of credit expires on November 30, 2001 and the Company expects to renegotiate the line of credit on similar terms prior to expiration. The Company's management believes that its current line of credit, combined with cash flows from operations, are adequate to fund the Company's and Design Trends' current operating needs, make annual payments of approximately $1,200,000 under the note payable, fund anticipated capital expenditures, as well as fund its projected growth over the next twelve months.

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

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit at September 30, 2001, of which $1,678,000 had been utilized. Design Trends utilizes the Company's line of credit described above. In addition, in order to satisfy anticipated demand for the portable lamp program, Design Trends' inventory has increased to approximately $4.8 million. Currently, this program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated, Design Trends would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current customer.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK (RESTATED).

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

                                                CRAFTMADE INTERNATIONAL, INC.
                                                      (Registrant)



Date  September 26, 2002                        /s/  James R. Ridings
    --------------------                        ------------------------------
                                                      JAMES R. RIDINGS
                                                    President and Chief
                                                      Executive Officer


Date  September 26, 2002                        /s/  Kathleen B. Oher
    --------------------                        ------------------------------
                                                      KATHLEEN B. OHER
                                                   Chief Financial Officer

                                 Certifications
                             Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002


I, James R. Ridings, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Craftmade International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 26, 2002                           /s/ James R. Ridings
                                                ------------------------------
                                                James R. Ridings
                                                President and
                                                Chief Executive Officer

I, Kathleen B. Oher, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Craftmade International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 26, 2002                            /s/ Kathleen B. Oher
                                                ------------------------------
                                                Kathleen B. Oher
                                                Chief Financial Officer