Form 10-Q/A
period 2001-12-31
CRAFTMADE INTERNATIONAL INC
filed 2002-09-26
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Yes     x.     No      .
----------     ---------

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

            For purposes of this Form 10-Q/A, the Company has amended and restated in its entirety Part I of the Company's Form 10-Q for the quarterly period ended December 31, 2001. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

            Item 1.     Financial Statements (unaudited)

                        Condensed Consolidated Statements of Income for the three and six months ended December 31, 2001 and 2000 (Restated).

                        Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001 (Restated).

                        Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 (Restated).

                        Notes to Condensed Consolidated Financial Statements (Restated).

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated).

            Item 3. Quantitative and Qualitative Disclosures About Market Risk (Restated).


                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                     --------------------------------            --------------------------------
                                                      December              December              December              December
                                                      31, 2001              31, 2000              31, 2001              31, 2000
                                                      Restated              Restated              Restated              Restated
                                                     ----------            ----------            ----------            ----------
                                                                         (In thousands except per share data)
Net Sales                                            $   15,952            $   14,956            $   38,219            $   35,828
Cost of goods sold                                       10,810                 9,895                26,432                24,613
                                                     ----------            ----------            ----------            ----------

Gross profit                                              5,142                 5,061                11,787                11,215
                                                     ----------            ----------            ----------            ----------

Selling, general and
      administrative expenses                             3,740                 3,372                 7,499                 6,909
Interest expense, net                                       234                   444                   547                   970
Depreciation and amortization                               134                   222                   267                   445
                                                     ----------            ----------            ----------            ----------

           Total Expenses                                 4,108                 4,038                 8,313                 8,324
                                                     ----------            ----------            ----------            ----------

Income before equity in earnings of 50%
      owned investees and income taxes                    1,034                 1,023                 3,474                 2,891

Equity in earnings of 50% owned investees
      before income taxes                                   711                   322                 1,317                   699
                                                     ----------            ----------            ----------            ----------

Income before income taxes                                1,745                 1,345                 4,791                 3,590

Provision for income taxes                                  625                   544                 1,714                 1,365
                                                     ----------            ----------            ----------            ----------


Net income                                           $    1,120            $      801            $    3,077            $    2,225
                                                     ==========            ==========            ==========            ==========

Basic earnings per common share                      $     0.19            $     0.14            $     0.52            $     0.37
                                                     ==========            ==========            ==========            ==========

Diluted earnings per common share                    $     0.19            $     0.14            $     0.51            $     0.37
                                                     ==========            ==========            ==========            ==========


Cash dividends declared
  per common share                                   $     0.07            $     0.07            $     0.14            $     0.11
                                                     ==========            ==========            ==========            ==========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                               December 31,               June 30,
                                                   2001                     2001
                                                 Restated                 Restated
                                               ------------             ------------
                                               (Unaudited)

                                                          (In thousands)
Current assets:
 Cash                                          $      1,949             $        723
 Accounts receivable - net of
        allowance of $150,000                         9,087                   13,308
 Receivables from 50% owned
        investees                                     3,736                    8,271
 Inventory                                           11,774                   12,650
 Deferred income taxes                                  758                      758
 Prepaid expenses and other
        current assets                                1,331                    1,158
                                               ------------             ------------

  Total current assets                               28,635                   36,868


Property and equipment, net
 Land                                                 1,535                    1,535
 Building                                             7,784                    7,784
 Office furniture and equipment                       3,499                    2,998
 Leasehold improvements                                 253                      253
                                               ------------             ------------
                                                     13,071                   12,570

Less:  accumulated depreciation                      (3,156)                  (2,900)
                                               ------------             ------------

  Total property and equipment, net                   9,915                    9,670

Goodwill, net of accumulated
 amortization of $1,204,000                           4,735                    4,735
Investment in 50% owned investees                     1,911                    1,049
Other assets                                             12                       39
                                               ------------             ------------

  Total other assets                                  6,658                    5,823
                                               ------------             ------------


Total assets                                   $     45,208             $     52,361
                                               ============             ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  December 31,               June 30,
                                                                                      2001                     2001
                                                                                    Restated                 Restated
                                                                                  ------------             ------------
                                                                                  (Unaudited)

                                                                                             (In thousands)
Current liabilities:
         Note payable - current                                                   $        605             $        512
         Revolving line of credit                                                       12,000                   18,800
         Accounts payable                                                                2,752                    4,123
         Commissions payable                                                               186                      301
         Income taxes payable                                                               --                      719
         Accrued liabilities                                                             2,058                    1,806
                                                                                  ------------             ------------
          Total current liabilities                                                     17,601                   26,261

Other non-current liabilities:
         Deferred income taxes                                                             241                      241
         Note payable - long term                                                        6,959                    8,105
                                                                                  ------------             ------------

         Total liabilities                                                              24,801                   34,607
                                                                                  ------------             ------------
Stockholders' equity:
         Series A cumulative, convertible
                            callable preferred stock, $1.00
                            par value, 2,000,000 shares
                            authorized; 32,000 shares issued                                32                       32
         Common stock, $.01 par value,
                            15,000,000 shares authorized,9,384,535 and
                            9,326,535 shares issued, respectively                           94                       93
Additional paid-in capital                                                              13,074                   12,683
Unearned deferred compensation                                                             (92)                    (108)
Retained earnings                                                                       28,131                   25,886
                                                                                  ------------             ------------
                                                                                        41,239                   38,586
         Less:  treasury stock, 3,429,477
                            common shares at cost, and 32,000
                            preferred shares at cost                                   (20,832)                 (20,832)
                                                                                  ------------             ------------
                             Total stockholders' equity                                 20,407                   17,754
                                                                                  ------------             ------------

Total liabilities and stockholders' equity                                        $     45,208             $     52,361
                                                                                  ============             ============


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           FOR THE SIX MONTHS ENDED
                                                                     -------------------------------------
                                                                       December                 December
                                                                       31, 2001                 31, 2000
                                                                       Restated                 Restated
                                                                     ------------             ------------
                                                                     (In thousands except per share data)
Net cash provided by operating
activities:                                                                10,030             $      5,324
                                                                     ------------             ------------

Cash flows from investing activities:
                      Net additions to equipment                             (512)                    (360)
                                                                     ------------             ------------
Net cash used for investing activities                                       (512)                    (360)
                                                                     ------------             ------------

Cash flows from financing activities:
                      Net proceeds from lines of credit                    (6,800)                  (1,600)
                      Principal payments for note payable                  (1,052)                    (231)
                      Stock repurchase                                         --                   (2,559)
                      Stock options exercised                                 392                       --
                      Cash dividends                                         (832)                    (631)
                                                                     ------------             ------------
Net cash used for financing activities                                     (8,292)                  (5,021)
                                                                     ------------             ------------
Net increase in cash                                                        1,226                      (57)
Cash at beginning of period                                                   723                    1,065
                                                                     ------------             ------------
Cash at end of period                                                $      1,949             $      1,008
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

Certain amounts for the three and six months ended December 31, 2001 have been reclassified to conform with the current quarter and six months' presentation.

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

The following table sets forth balances as originally reported and as restated (in thousands, except per share amounts):

                                 December 31,                                    June 30,
                                 2001                                            2001
                                 ------------------------------------            ------------------------------------
                                 As                                              As
                                 Previously              As                      Previously              As
                                 Reported                Restated                Reported                Restated
                                 ------------            ------------            ------------            ------------
Accounts receivable -
  net                            $     12,265            $      9,087            $     19,215            $     13,308
Receivables from 50%
  owned investees                          --            $      3,736                      --            $      8,271
Inventory                        $     16,435            $     11,774            $     19,454            $     12,650
Total current assets             $     33,348            $     28,635            $     42,214            $     36,868
Investment in 50%
  owned investees                          --            $      1,911                      --            $      1,049
Total assets                     $     51,653            $     45,208            $     59,129            $     52,361
Revolving lines of
  credit                         $     13,530            $     12,000            $     20,600            $     18,800
Total current
  liabilities                    $     22,135            $     17,601            $     31,981            $     26,261
Total liabilities                $     31,246            $     24,801            $     41,375            $     34,607
Minority interest                $      1,911                      --            $      1,049                      --
Stockholders' equity             $     20,407            $     20,407            $     17,754            $     17,754

                                 Three Months Ended                              Three Months Ended
                                 December 31, 2001                               December 31, 2000
                                 ------------------------------------            ------------------------------------
                                 As                                              As
                                 Previously              As                      Previously              As
                                 Reported                Restated                Reported                Restated
                                 ------------            ------------            ------------            ------------
Net sales                        $     23,045            $     15,952            $     19,009            $     14,956
Gross profit                     $      7,396            $      5,142            $      6,228            $      5,061
Equity in earnings of
 50% owned investees                       --            $        711                      --            $        322
Net income                       $      1,120            $      1,120            $        801            $        801
Primary earning per
 share                           $       0.19            $       0.19            $       0.14            $       0.14
Diluted earnings per
 share                           $       0.19            $       0.19            $       0.14            $       0.14

                                 Six Months Ended                                Six Months Ended
                                 December 31, 2001                               December 31, 2000
                                 ------------------------------------            ------------------------------------
                                 As                                              As
                                 Previously              As                      Previously              As
                                 Reported                Restated                Reported                Restated
                                 ------------            ------------            ------------            ------------
Net sales                        $     54,804            $     38,219            $     43,016            $     35,828
Gross profit                     $     16,147            $     11,787            $     13,514            $     11,215
Equity in earnings of
 50% owned investees
 before income taxes                       --            $      1,317                      --            $        699
Net income                       $      3,077            $      3,077            $      2,225            $      2,225
Primary earning per
 share                           $       0.52            $       0.52            $       0.37            $       0.37
Diluted earnings per
 share                           $       0.51            $       0.51            $       0.37            $       0.37

Note 3 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI is as follows for the three and six months ended (in thousands):

                                                Three Months Ended
                                                December 31
                                                --------------------------------
                                                2001                  2000
                                                ----------            ----------
Net sales                                       $    7,093            $    4,053
Gross profit                                    $    2,254            $    1,167
Income before income taxes                      $    1,354            $      624

                                                Six Months Ended
                                                December 31
                                                --------------------------------
                                                2001                  2000
                                                ----------            ----------
Net sales                                       $   16,585            $    7,188
Gross profit                                    $    4,360            $    2,299
Income before income taxes                      $    2,476            $    1,369


The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

Note 4 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                             FOR THE THREE MONTHS ENDED                       FOR THE SIX MONTHS ENDED
                        ------------------------------------            ------------------------------------
                          December                December                December                December
                          31, 2001                31, 2000                31, 2001                31, 2000
                        ------------            ------------            ------------            ------------
                                                (In thousands except per share data)
Basic and
Diluted EPS

Numerator:
Net Income              $      1,120            $        801            $      3,077            $      2,225
                        ------------            ------------            ------------            ------------

Denominator:
Common
Shares
Outstanding                    5,931                   5,903                   5,917                   5,980

Basic EPS               $       0.19            $       0.14            $       0.52            $       0.37
                        ============            ============            ============            ============


Denominator:
Common
Shares
Outstanding                    5,931                   5,903                   5,917                   5,980
Options                           58                      13                      65                       6
                        ------------            ------------            ------------            ------------
Total Shares                   5,989                   5,916                   5,982                   5,986
                        ============            ============            ============            ============

Diluted EPS             $       0.19            $       0.14            $       0.51            $       0.37
                        ============            ============            ============            ============


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

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as amended. The Company evaluates the performance of its segments and allocated resources to them based on their operating profit and loss and cash flows.

The following table presents information about the reportable segments (in thousands):

                                             Craftmade                TSI                   Total
                                             ----------            ----------             ----------
For the three months ended
December 31, 2001 Restated:

Net sales from external customers            $   11,549            $    4,403             $   15,952
Operating profit                                  1,656                  (388)                 1,268

For the three months ended
December 31, 2000 Restated:

Net sales from external customers            $   11,113            $    3,843             $   14,956
Operating profit                                  1,487                   (20)                 1,467

For the six months ended
December 31, 2001 Restated:

Net sales from external customers            $   24,976            $   13,243             $   38,219
Operating profit                                  3,709                   312                  4,021
                .
For the six months ended
December 31, 2000 Restated:

Net sales from external customers            $   23,964            $   11,864             $   35,828
Operating profit                                  3,346                   515                  3,861


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

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000.

Net Sales. Net sales for the Company increased $996,000, or 6.7%, to $15,952,000 for the three month period ended December 31, 2001 from $14,956,000 for the same three month period last year. Net sales from the Craftmade division increased $436,000, or 3.9%, to $11,549,000 for the three months ended December 31, 2001 from $11,113,000 for the same three month period last year. The increase in sales of the Craftmade division was partially due to an increase in Craftmade's sales of outdoor lighting which generated incremental revenue of $250,000 compared to the prior year period. In addition, Craftmade's ceiling fan sales increased 2.5% compared to the same period of the previous year. Net sales of the TSI division increased $560,000 or 14.6%, to $4,403,000 for the three months ended December 31, 2001 from $3,843,000 for the same three month period last year. The increase was primarily attributable to an increase in direct shipment sales to a mass retail customer.

Gross Profit. Gross profit of the Company as a percentage of sales decreased to 32.2% of net sales for the three months ended December 31, 2001, compared to 33.8% for the same period of 2000. The gross margin of the Craftmade division increased to 39.7% of sales from 37.9% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. This improvement was partially offset by an inventory write down of certain bathstrip and outdoor lighting products in the amount of $200,000, or $0.02 per share, net of taxes. The gross margin of the TSI division declined to 12.8% of sales for the three months ended December 31, 2001 compared to 22.0% of sales in the year ago period. The decline in the gross margin was primarily related to an inventory write down of certain outdoor lighting products of $300,000 or $0.03 per share net of taxes.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased $368,000 to $3,740,000 or 23.4% of net sales for the three months ended December 31, 2001 from $3,372,000 or 22.5% of net sales for the same three month period last year. Total SG&A expenses of the Craftmade division increased $182,000 to $2,814,000 or 24.4% of sales compared to $2,632,000 or 23.7% of sales for the same period in the previous period. The increase in SG&A expenses of the Craftmade division was primarily related to increased payroll costs associated with the implementation of the Company's logistics and accounting systems upgrade. Total SG&A expenses of the TSI division increased $186,000 to $926,000 or 21.0% of sales compared to $740,000 or 19.3% of sales for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales resulted from an increase in payroll related SG&A expenses.

Interest Expense. Net interest expense of the Company decreased $210,000 to $234,000 for the three months ended December 31, 2001 from $444,000 for the same three-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees Before Income Taxes. Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $389,000 to $711,000 from $322,000 for the three months ended December 31, 2001 and 2000, respectively. The increase in income from these investees was due to an increase in sales of Design Trends portable lamp program which generated $3,512,000 in incremental revenue during the period.

Provision For Income Taxes. The provision for income taxes increased to $625,000 or 35.8% of net income before taxes for the three months ended December 31, 2001, from $544,000 or 40.4% for the same period of the prior year. The decrease in the effective rate relates to a decrease in non-deductible expenses, primarily amortization of goodwill, as a percentage of pretax income.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

Net Sales. Net sales for the Company increased $2,391,000, or 6.7%, to $38,219,000 for the six month period ended December 31, 2001 from $35,828,000 for the same six month period last year. Net sales of the Craftmade division increased $1,012,000, or 4.2%, to $24,976,000 for the six months ended December 31, 2001 from $23,964,000 for the same six month period last year. The increase in sales of the Craftmade division was partially due to an increase in sales of outdoor lighting which generated incremental revenue of $546,000. In addition, Craftmade's ceiling fan sales increased 2.9% compared to the same period of the previous year. Net sales of the TSI division increased $1,379,000, or 11.6%, to $13,243,000 for the six months ended December 31, 2001 from $11,864,000 for the same six month period last year. The increase in sales of TSI was primarily attributable to direct import sales of promotional items to a mass retail customer.

Gross Profit. Gross profit of the Company as a percentage of sales decreased to 30.8% of net sales for the six months ended December 31, 2001 compared to 31.3% for the same period of 2000. The gross margin of the Craftmade division increased to 38.4% of sales from 37.2% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. This improvement was partially offset by an inventory write down of certain bathstrip and outdoor lighting products in the amount of $200,000, or $0.02 per share, net of taxes. The gross margin of the TSI division declined to 16.5% of sales for the six months ended December 31, 2001 compared to 19.3% of sales in the year ago period. The decline in the gross margin of TSI was related to an inventory write down that occurred in the three month period ended December 31, 2001, as previously discussed.

Selling, General and Administrative Expenses. Total SG&A expenses of the Company increased $590,000 to $7,499,000 or 19.6% of net sales for the six months ended December 31, 2001 from $6,909,000 or 19.3% of net sales for the same six month period last year. Total SG&A expenses of the Craftmade division increased $290,000 to

$5,672,000 or 22.7% of sales compared to $5,382,000 or 22.5% of sales for the same period in the previous period. The increase in SG&A expense dollars of Craftmade is primarily attributable to increases in commissions and certain other costs directly correlated to the sales increase experienced by Craftmade. Total SG&A expenses of the TSI division increased $300,000 to $1,827,000 or 13.8% of sales from $1,527,000 or 12.9% of sales for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was primarily due to an increase in payroll related SG&A costs.

Interest Expense. Net interest expense of the Company decreased $423,000 to $547,000 for the six months ended December 31, 2001 from $970,000 for the same three month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period. Equity in Earnings of 50% Owned Investees Before Income Taxes. Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $618,000 to $1,317,000 from $699,000 for the six months ended December 31, 2001 and 2000, respectively. The increase in income from these investees was due to an increase in sales of Design Trends portable lamp program which generated $10,462,000 in incremental revenue during the period.

Provision for Income Taxes. The provision for income taxes increased to $1,714,000 or 35.8% of net income before taxes for the six months ended December 31, 2001, from $1,365,000 or 38.0% for the same period of the prior year. The decrease in the effective rate relates to a decrease in non-deductible expenses, primarily amortization of goodwill, as a percentage of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $1,226,000 from $723,000 at June 30, 2001 to $1,949,000 at December 31, 2001. The Company's operating activities provided cash of $10,030,000 primarily attributable to the Company's net income from operations, collections on customer accounts and reduced inventory levels.

The $512,000 of cash used for investing activities related primarily to expenditures associated with the implementation of the Company's logistics and accounting systems upgrade.

The $8,292,000 of cash used for financing activities was primarily the result of
(i) principal payments of $1,052,000 on the Company's note payable,(ii) cash dividends of $832,000, and (iii) principal payments of $6,800,000 on the Company's line of credit. These amounts were partially offset by proceeds of $392,000 received from stock options exercised.

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

At December 31, 2001, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its line of credit, of which $12,000,000 had been utilized, combined with cash flows from operations, are adequate to fund the Company's and Design Trends' current operating needs, make annual payments of approximately $1,200,000 under the note payable, fund anticipated capital expenditures of approximately $2,000,000, as well as fund its projected growth over the next twelve months.

At December 31, 2001, $7,504,000 remained outstanding under the twelve year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit at December 31, 2001, of which $1,530,000 had been utilized. Design Trends utilizes the Company's line of credit described above. In addition, in order to satisfy anticipated demand for the portable lamp program, Design Trend maintains an inventory of approximately $3.1 million as December 31, 2001. Currently, this program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated, Design Trends would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current customer.

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

In addition, at December 31, 2001, PHI had a $3,000,000 line of credit (the "PHI Line of Credit") with Wachovia Bank, N.A. at an interest rate of the one-month LIBOR plus 2%, of which $1,530,000 was outstanding. At December 31, 2001 the one-month LIBOR rate was equal to 1.87%. The PHI Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature March 2, 2002.

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

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. As of February 13, 2002, one U.S. dollar equaled 35.04 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

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

                                    CRAFTMADE INTERNATIONAL, INC.
                                            (Registrant)



Date September 26, 2002             /s/  James R. Ridings
    ---------------------------     ------------------------------
                                           JAMES R. RIDINGS
                                          President and Chief
                                           Executive Officer

Date September 26, 2002             /s/  Kathleen B. Oher
    -----------------------         ------------------------------
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

Date:  September 26, 2002                          /s/ James R. Ridings
                 ---                            ---------------------------
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

Date:  September 26, 2002                          /s/ Kathleen B. Oher
                 ---                            -------------------------
                                                Kathleen B. Oher
                                                Chief Financial Officer