Form 10-Q/A
period 2002-03-31
CRAFTMADE INTERNATIONAL INC
filed 2002-09-26
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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

            For purposes of this Form 10-Q/A, the Company has amended and restated in its entirety Part I of the Company's Form 10-Q for the quarterly period ended March 31, 2002. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

            Item 1.     Financial Statements (unaudited)

                        Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2002 and 2001 (Restated).

                        Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001 (Restated).

                        Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 (Restated).

                        Notes to Condensed Consolidated Financial Statements (Restated).


            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated).

            Item 3. Quantitative and Qualitative Disclosures About Market Risk (Restated).


                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                 FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                               -----------------------------         -----------------------------
                                                 March              March              March              March
                                                31, 2002           31, 2001           31, 2002           31, 2001
                                                Restated           Restated           Restated           Restated
                                               ----------         ----------         ----------         ----------
                                                               (In thousands except per share data)
Net Sales                                      $   14,988         $   15,468         $   53,207         $   51,297
Cost of goods sold                                 10,094             10,511             36,524             35,123
                                               ----------         ----------         ----------         ----------

Gross profit                                        4,894              4,957             16,683             16,174
                                               ----------         ----------         ----------         ----------

Selling, general and
      administrative expenses                       3,768              3,560             11,267             10,468
Interest expense, net                                 159                458                705              1,428
Depreciation and amortization                         133                222                402                670
                                               ----------         ----------         ----------         ----------

           Total Expenses                           4,060              4,240             12,374             12,566
                                               ----------         ----------         ----------         ----------

Income before equity in earnings
      of 50% owned investees and
      income taxes                                    834                717              4,309              3,608

Equity in earnings of 50% owned
      investees before income taxes                   676                305              1,993              1,004
                                               ----------         ----------         ----------         ----------

Income before income taxes                          1,510              1,022              6,302              4,612

Provision for income taxes                            541                342              2,255              1,707
                                               ----------         ----------         ----------         ----------


Net income                                     $      969         $      680         $    4,047         $    2,905
                                               ==========         ==========         ==========         ==========

Basic earnings per common share                $     0.16         $     0.12         $     0.68         $     0.49
                                               ==========         ==========         ==========         ==========

Diluted earnings per common share              $     0.16         $     0.12         $     0.68         $     0.49
                                               ==========         ==========         ==========         ==========


Cash dividends declared
      per common share                         $     0.07         $     0.07         $     0.21         $     0.18
                                               ==========         ==========         ==========         ==========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                  March 31               June 30,
                                                    2002                   2001
                                                  Restated               Restated
                                                 ----------             ----------
                                                 (Unaudited)

                                                          (In thousands)
Current assets:
   Cash                                          $    4,093             $      723
   Accounts receivable - net of
         allowance of $150,000                       10,152                 13,308
   Receivables from 50% owned
         investees                                    1,241                  8,271
   Inventory                                         10,699                 12,650
   Deferred income taxes                                758                    758
   Prepaid expenses and other
         current assets                                 434                  1,158
                                                 ----------             ----------

    Total current assets                             27,377                 36,868


Property and equipment, net
   Land                                               1,535                  1,535
   Building                                           7,784                  7,784
   Office furniture and equipment                     3,613                  2,998
   Leasehold improvements                               253                    253
                                                 ----------             ----------
                                                     13,185                 12,570

Less:  accumulated depreciation                      (3,290)                (2,900)
                                                 ----------             ----------

    Total property and equipment, net                 9,895                  9,670

Goodwill, net of accumulated
   amortization of $1,204,000                         4,735                  4,735
Investment in 50% owned investees                     2,432                  1,049
Other assets                                             12                     39
                                                 ----------             ----------

    Total other assets                                7,179                  5,823
                                                 ----------             ----------


Total assets                                     $   44,451             $   52,361
                                                 ==========             ==========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   March 31,              June 30,
                                                                                     2002                   2001
                                                                                   Restated               Restated
                                                                                  ----------             ----------
                                                                                  (Unaudited)

                                                                                            (In thousands)
Current liabilities:
         Note payable - current                                                   $      680             $      512
         Revolving line of credit                                                     12,175                 18,800
         Accounts payable                                                              1,845                  4,124
         Commissions payable                                                             266                    301
         Income taxes payable                                                            125                    719
         Accrued liabilities                                                           2,198                  1,806
                                                                                  ----------             ----------
          Total current liabilities                                                   17,289                 26,262

Other non-current liabilities:
         Deferred income taxes                                                           241                    241
         Note payable - long term                                                      5,927                  8,104
                                                                                  ----------             ----------

         Total liabilities                                                            23,457                 34,607
                                                                                  ----------             ----------
Stockholders' equity:
         Series A cumulative, convertible
                            callable preferred stock, $1.00
                            par value, 2,000,000 shares
                            authorized; 32,000 shares issued                              32                     32
         Common stock, $.01 par value,
                            15,000,000 shares authorized,9,388,535 and
                            9,326,535 shares issued, respectively                         94                     93
Additional paid-in capital                                                            13,100                 12,683
Unearned deferred compensation                                                           (84)                  (108)
Retained earnings                                                                     28,684                 25,886
                                                                                  ----------             ----------
                                                                                      41,826                 38,586
         Less:  treasury stock, 3,429,477
                            common shares at cost, and 32,000
                            preferred shares at cost                                 (20,832)               (20,832)
                                                                                  ----------             ----------
                             Total stockholders' equity                               20,994                 17,754
                                                                                  ----------             ----------

Total liabilities and stockholders' equity                                        $   44,451             $   52,361
                                                                                  ==========             ==========

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                               ----------------------------------
                                                                                  March                  March
                                                                                 30, 2002               31, 2001
                                                                                 Restated               Restated
                                                                                ----------             ----------
                                                                               (In thousands except per share data)
Net cash provided by operating
activities:                                                                         13,462             $    2,835
                                                                                ----------             ----------

Cash flows from investing activities:

                      Net additions to equipment                                      (627)                  (532)
                                                                                ----------             ----------
Net cash used for investing activities                                                (627)                  (532)
                                                                                ----------             ----------

Cash flows from financing activities:
                      Net proceeds from (payment to) lines of credit                (6,625)                   900
                      Principal payments on note payable                            (2,009)                  (353)
                      Stock repurchase                                                  --                 (2,559)
                      Stock options exercised                                          418                     --
                      Cash dividends                                                (1,249)                (1,043)
                                                                                ----------             ----------
Net cash used for financing activities                                              (9,465)                (3,055)
                                                                                ----------             ----------
Net increase in cash                                                                 3,370                   (752)
Cash at beginning of period                                                            723                  1,065
                                                                                ----------             ----------
Cash at end of period                                                           $    4,093             $      313
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

The following table sets forth balances as originally reported and as restated (in thousands, except per share amounts):

                                   March 31,                                   June 30,
                                   2002                                        2001
                                   --------------------------------            --------------------------------
                                   As                                          As
                                   Previously            As                    Previously            As
                                   Reported              Restated              Reported              Restated
                                   ----------            ----------            ----------            ----------
Accounts receivable -
   net                             $   13,357            $   10,152            $   19,215            $   13,308
Receivables from 50%
   owned investees                         --            $    1,241                    --            $    8,271
Inventory                          $   13,908            $   10,699            $   19,454            $   12,650
Total current assets               $   33,193            $   27,377            $   42,214            $   36,868
Investment in 50% owned
   investees                               --            $    2,432                    --            $    1,049
Total assets                       $   50,650            $   44,451            $   59,129            $   52,361
Revolving lines of
   credit                          $   13,475            $   12,175            $   20,600            $   18,800
Total current
   liabilities                     $   21,056            $   17,289            $   31,981            $   26,262
Total liabilities                  $   27,224            $   23,457            $   40,326            $   34,607
Minority interest                  $    2,432                    --            $    1,049                    --
Stockholders' equity               $   20,994            $   20,994            $   17,754            $   17,754


                                   Three Months Ended                          Three Months Ended
                                   March 31, 2002                              March 31, 2001
                                   --------------------------------            --------------------------------
                                   As                                          As
                                   Previously            As                    Previously            As
                                   Reported              Restated              Reported              Restated
                                   ----------            ----------            ----------            ----------
Net sales                          $   22,134            $   14,988            $   19,658            $   15,468
Gross profit                       $    7,005            $    4,894            $    6,373            $    4,957
Equity in earnings of
 50% owned investees
 before income taxes                       --            $      676                    --            $      305
Net income                         $      969            $      969            $      680            $      680
Primary earning per
 share                             $     0.16            $     0.16            $     0.12            $     0.12
Diluted earnings per
 share                             $     0.16            $     0.16            $     0.12            $     0.12

                                   Nine Months Ended                           Nine Months Ended
                                   March 31, 2002                              March 31, 2001
                                   --------------------------------            --------------------------------
                                   As                                          As
                                   Previously            As                    Previously            As
                                   Reported              Restated              Reported              Restated
                                   ----------            ----------            ----------            ----------
Net sales                          $   76,937            $   53,207            $   62,674            $   51,297
Gross profit                       $   23,152            $   16,683            $   19,887            $   16,174
Equity in earnings of
 50% owned investees                       --            $    1,993                    --            $    1,004
Net income                         $    4,047            $    4,047            $    2,905            $    2,905

Primary earning per

 Share                             $     0.68            $     0.68            $     0.49            $     0.49
Diluted earnings per
 Share                             $     0.68            $     0.68            $     0.49            $     0.49

Note 3 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI is as follows for the three and nine months ended (in thousands):

                                                Three Months Ended
                                                March 31
                                                --------------------------------
                                                2002                  2001
                                                ----------            ----------
Net sales                                       $    7,146            $    4,190
Gross profit                                    $    2,111            $    1,416
Income before income
  taxes                                         $    1,320            $      558

                                                Nine Months Ended
                                                March 31
                                                --------------------------------
                                                2002                  2001
                                                ----------            ----------
Net sales                                       $   23,730            $   11,377
Gross profit                                    $    6,469            $    3,713
Income before income
  taxes                                         $    3,798            $    1,928


The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 2002
                                   (Unaudited)
                                 (In Thousands)


Note 4 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                         FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                        ----------------------------        ----------------------------
                           March             March             March             March
                         31, 2002          31, 2001          31, 2002          31, 2001
                        ----------        ----------        ----------        ----------
                                      (In thousands except per share data)
Basic and
Diluted EPS

Numerator:
Net Income              $      969        $      680        $    4,047        $    2,905
                        ----------        ----------        ----------        ----------
Denominator:
Common
Shares
Outstanding                  5,957             5,887             5,930             5,949

Basic EPS               $     0.16        $     0.12        $     0.68        $     0.49
                        ==========        ==========        ==========        ==========

Denominator:
Common
Shares
Outstanding                  5,957             5,887             5,930             5,949
Options                         55                 4                62                 7
                        ----------        ----------        ----------        ----------
Total Shares                 6,012             5,891             5,992             5,956
                        ==========        ==========        ==========        ==========

Diluted EPS             $     0.16        $     0.12        $     0.68        $     0.49
                        ==========        ==========        ==========        ==========

Note 5 - DERIVATIVE FINANCIAL INSTRUMENT

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

The following table presents information about the reportable segments (in thousands):

                                              Craftmade                TSI                   Total
                                             ----------            ----------             ----------
For the three months ended
 March 31, 2002: Restated

Net sales from external customers            $   11,375            $    3,613             $   14,988
Operating profit                                  1,498                  (505)                   993

For the three months ended
 March 31, 2001: Restated

Net sales from external customers            $   11,026            $    4,442             $   15,468
Operating profit                                  1,363                  (188)                 1,175

For the nine months ended
 March 31, 2002: Restated

Net sales from external customers            $   36,351            $   16,856             $   53,207
Operating profit                                  5,208                  (194)                 5,014
                .
For the nine months ended
 March 31, 2001: Restated

Net sales from external customers            $   34,991            $   16,306             $   51,297
Operating profit                                  4,709                   327                  5,036


Note 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization was recognized in the accompanying consolidated statements of income for the three and nine months ended March 31, 2002 compared to $105,000, or $0.01 per share, net of taxes, and $315,000, or $0.03 per share, net of taxes, for the same periods of the prior year, respectively. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Other than the cessation of the amortization of goodwill, the adoption of FAS 142 did not have any effect on the Company's financial statements.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Net Sales. Net sales for the Company decreased $480,000, or 3.1%, to $14,988,000 for the three month period ended March 31, 2002 from $15,468,000 for the same three-month period last year. Net sales from the Craftmade division increased $349,000, or 3.2%, to $11,375,000 for the three months ended March 31, 2002 from $11,026,000 for the same three-month period last year. The increase in sales of the Craftmade division was primarily due to an increase in Craftmade's sales of outdoor lighting which generated incremental revenue of $324,000 from the prior year period. Net sales of the TSI division decreased $829,000, or 18.7%, to $3,613,000 for the three months ended March 31, 2002 from $4,442,000 for the same three-month period last year. The decrease was due in part to an increase in sales credits provided to a mass retail customer to help clear slow moving inventory. Sales comparisons were also impacted by the sale of certain products such as ceiling fans sold to a mass retail customer in the prior year period that did not occur in the three month period ended March 31, 2002.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 32.7% of net sales for the three months ended March 31, 2002, compared to 32.0% for the same period of 2001. The gross margin of the Craftmade division increased to 40.8% of sales from 38.2% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. The gross margin of the TSI division decreased to 7.1% of sales for the three months ended March 31, 2002 compared to 16.8% of sales in the year ago period. An inventory write down of $200,000 or approximately $0.02 per share net of taxes was taken during the quarter to record discontinued items at their net realizable value. Non-recurring sales credits totaling $263,000 or approximately $0.03 per share net of taxes were provided to mass retail customers to help clear slow-moving and discontinued items.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased $208,000 to $3,768,000, or 25.1% of net sales, for the three months ended March 31, 2002, from $3,560,000 or 23.0% of net sales, for the same three month period last year. Total SG&A expenses of the Craftmade division increased $279,000 to $3,031,000, or 26.6% of net sales, compared to $2,752,000, or 25.0% of net sales, for the same period in the previous period. The increase in SG&A expenses of the Craftmade division was primarily related to costs associated with the implementation of the Company's logistics and accounting systems upgrade. Total SG&A expenses of the TSI division decreased $71,000 to $737,000, or 20.4% of net sales, compared to $808,000, or 18.2% of net sales, for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was primarily due to the decline in sales during the three month period ended March 31, 2002, which resulted in the de-leveraging of SG&A expenses compared to the same period in the previous year.

Interest Expense. Net interest expense decreased $299,000 to $159,000 for the three months ended March 31, 2001 from $458,000 for the same three-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees Before Income Taxes. Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $371,000 to $676,000 from $305,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in income from these investees was due to an increase in sales of Design Trends portable lamp program which generated $3,175,000 in incremental revenue during the period.

Provision For Income Taxes. The provision for income taxes increased to $541,000 or 35.8% of net income before taxes for the three months ended March 31, 2002, from $342,000 or 33.5% for the same period of the prior year.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Net Sales. Net sales for the Company increased $1,910,000, or 3.7%, to $53,207,000 for the nine month period ended March 31, 2002 from $51,297,000 for the same nine-month period last year. Net sales of the Craftmade division increased $1,360,000, or 3.9%, to $36,351,000 for the nine months ended March 31, 2002 from $34,991,000 for the same nine-month period last year. The increase in sales of the Craftmade division was primarily due to an increase in sales of outdoor lighting which generated incremental revenue of $965,000. Net sales of the TSI division increased $550,000 or 3.4%, to $16,856,000 for the nine months ended March 31, 2002 from $16,306,000 for the same nine-month period last year.

Gross Profit. Gross profit of the Company as a percentage of sales was substantially unchanged at 31.4% of sales for the nine months ended March 31, 2002 compared to 31.5% for the same period of 2001. The gross margin of the Craftmade division increased to 39.2% of sales from 37.5% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. This improvement was partially offset by a write down of certain bathstrip and outdoor lighting inventory in the amount of $200,000, or $0.02 per share, net of taxes. The gross margin of the TSI division declined to 14.5% of sales for the nine months ended March 31, 2002 compared to 18.7% of sales in the year ago period. The decline in the gross margin was partially related to the impact of inventory write downs and sales credits issued to a mass retail customer in the three months ending March 31, 2002, as previously discussed. In addition, an inventory write down of $300,000 or approximately $0.03 per share net of taxes was taken during the second quarter of fiscal 2002 to record discontinued items at their net realizable value.

Selling, General and Administrative Expenses. Total SG&A expenses of the Company increased $799,000 to $11,267,000, or 21.2% of net sales, for the nine months ended March 31, 2002, from $10,468,000, or 20.4% of net sales, for the same nine month period last year. Total SG&A expenses of the Craftmade division increased $569,000, to $8,704,000 or 23.9% of net sales, compared to $8,135,000, or 23.2%
of net sales, for the same period in the previous year. The increase in SG&A expenses of Craftmade was primarily attributable to costs associated with the implementation of the company's logistics and accounting systems upgrade. Total SG&A expenses of the TSI division increased $230,000 to $2,563,000, or 15.2% of net sales from $2,333,000, or 14.3% of net sales, for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was related to a an increase in the fixed portion of SG&A expenses.

Interest Expense. Net interest expense decreased $723,000 to $705,000 for the nine months ended March 31, 2002 from $1,428,000 for the same nine-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees Before Income Taxes. Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $989,000 to $1,993,000 from $1,004,000 for the nine months ended March 31, 2002 and 2001, respectively. The increase in income from these investees was due to an increase in sales of Design Trends portable lamp program which generated $13,636,000 in incremental revenue during the period.

Provision for Income Taxes. The provision for income taxes increased to $2,255,000 or 35.8% of net income before taxes for the nine months ended March 31, 2002, from $1,707,000 or 37.0% for the same period of the prior year. The decrease in the effective rate for the nine-month period is the result of the elimination of amortization of nondeductible goodwill in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $3,370,000 from $723,000 at June 30, 2001 to $4,093,000 at March 31, 2002. The Company's operating activities provided cash of $13,462,000 primarily attributable to the Company's net income from operations, collections on customer accounts and reduced inventory levels.

The $627,000 of cash used for investing activities related primarily to expenditures associated with the implementation of the Company's logistics and accounting systems upgrade.

The $9,465,000 of cash used for financing activities was primarily the result of
(i) principal payments of $2,009,000 on the Company's note payable,(ii) cash dividends of $1,249,000, and (iii) principal payments of $6,625,000 on the Company's lines of credit. These amounts were partially offset by proceeds of $418,000 received from stock options exercised.

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

At March 31, 2002, $6,607,000 remained outstanding under the twelve-year note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future.

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit at March 31, 2002, of which $1,300,000 had been utilized. Design Trends utilizes the Company's lines of credits described above. In addition, in order to satisfy anticipated demand for Design Trends' portable lamp program, Design Trends maintains an inventory of approximately $2.2 million as of March 31, 2002. Currently, this program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated, Design Trends would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current customer.

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

At March 31, 2002, the one-month LIBOR rate was equal to 1.88%. The PHI Line of Credit is due on demand; however, it no demand is made, it is scheduled to mature April 16, 2003.

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

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company's annualized interest expense would increase by approximately $122,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $610,000.

Under the PHI Line of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $13,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $65,000.

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

                                      CRAFTMADE INTERNATIONAL, INC.
                                               (Registrant)



Date  September 26, 2002              /s/  James R. Ridings
    ----------------------------      ---------------------------------------
                                          JAMES R. RIDINGS
                                        President and Chief
                                          Executive Officer

Date  September 26, 2002              /s/  Kathleen B. Oher
    ----------------------------      --------------------------------------
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

Date:  September 26, 2002                       /s/ James R. Ridings
                 ---                         -------------------------------
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

Date:  September 26, 2002                       /s/ Kathleen B. Oher
                 ---                         -------------------------------
                                             Kathleen B. Oher
                                             Chief Financial Officer