Form 10-K/A
period 2001-06-30
CRAFTMADE INTERNATIONAL INC
filed 2002-09-30
CIK 856250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26667

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

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF AUGUST 31, 2001, WAS $51,321.280.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK AS OF AUGUST 31, 2001 WAS 5,898,058.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT PERTAINING TO THE REGISTRANT'S 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                      INDEX

Introductory Note - Restatement

The Company has changed the way it accounts for its two 50%-owned investees - Design Trends and Prime/Home Impressions - to account for these investees using the equity method of accounting rather than consolidation. Assets, liabilities, revenues and expense of these two investees are no longer included in the Company's balance sheets or statements of income. Instead, the balance sheets include the Company's investment in such investees and the income statements reflect, as a single line item, its equity share in the earnings of these investees. Net income, primary and diluted earnings per share and stockholders' equity did not change for any period restated.

For purposes of this Form 10-K/A, for the fiscal year ended June 30, 2001, the Company has amended and restated in its entirety each item of the Company's Form 10-K for the fiscal year ended June 30, 2001 that has been affected by the restatement. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement and the adoption of EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products".

PART I

       Item 1.   Business...................................................................................   3


PART II

       Item 6.   Selected Financial Data....................................................................   9

       Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................................   9

       Item 8.   Financial Statements and Supplementary Data................................................  14


       Signatures  .........................................................................................  17

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

Craftmade International, Inc. was incorporated in the state of Texas on July 16, 1985 and reincorporated in the state of Delaware in December 1991 and is organized into two operating segments: Craftmade International, Inc. ("Craftmade") and Trade Source International, Inc. ("TSI"). See Note 15 - Segment Information in the Notes to Consolidated Financial Statements for certain financial information about the Company's two segments, Craftmade and TSI.

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

TSI - Effective July 1, 1998, Craftmade entered into an agreement and plan of merger in which Trade Source International, Inc., a California corporation ("TSI California"), merged with and into TSI, a Delaware corporation and a wholly-owned subsidiary of Craftmade. TSI is principally engaged in the design, distribution and marketing of outdoor and indoor lighting and, selected ceiling fans to mass merchandisers. TSI's outdoor lighting consists of over one-hundred designs in different decorative finishes. The indoor lighting product line includes ceiling mount lighting fixtures and bath strip lighting. Selected ceiling fans are marketed to mass merchandisers in accordance with the Company's cross-market product expansion plans. TSI purchases substantially all of its products from manufacturers located in Asia, including Hong Kong.

FIFTY-PERCENT OWNED INVESTEES - The Company has a 50% ownership interest in two entities, Design Trends, LLC ("Design Trends") and Prime/Home Impressions, LLC ("PHI"). Design Trends markets portable table lamps, floor lamps, chandeliers and wall sconces designed by Patrick Dolan. PHI markets various fan accessories including universal down-rods, pull-chains and ceiling medallions.

CRAFTMADE PRODUCTS

CEILING FANS - Craftmade's ceiling fan product line consists of over two dozen fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade's fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade's light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Constantina, Crescent and Presidential series to various low-end builder series. Craftmade's fans come in five motor sizes, five blade sizes and over two dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Ceiling fans accounted for 43%, 43% and 39% of the Company's sales for fiscal years 2001, 2000 and 1999, respectively.

LIGHT KITS -- Craftmade markets nearly eighty models of light kits, which consist of the glass shades and filters, in various colors which may be utilized with Craftmade's ceiling fans or other ceiling fans.

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

ACCESSORIES -- Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal downrods for use with ceiling fans. Accessory sales represented 12%, 10% and 10% of the Company's sales in fiscal years 2001, 2000 and 1999, respectively.

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

TSI PRODUCTS

LIGHTING - TSI markets over one hundred designs of lighting, including ceiling mount lighting fixtures, bathstrip lighting and outdoor lighting in a variety of decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand. The outdoor lighting is designed for either wall mounting or as a post-mounted fixture. TSI's sales of outdoor lighting represented 19%, 22% and 22% of the Company's sales in fiscal years 2001, 2000 and 1999, respectively. Indoor lighting represented 12%, 11% and 15%, respectively, of the Company's sales in fiscal years 2001, 2000 and 1999.

CEILING FANS - During fiscal 2000, the Company began marketing selected ceiling fans to TSI's mass merchandiser customers in accordance with the Company's cross-market product expansion plans. In fiscal 2001, ceiling fans were sold to one of TSI's major name center customers under the retailer's private label brand.

INDOOR LIGHTING - During fiscal year 2000, the Company began marketing floor and table lamps, chandeliers and wall sconces designed by Pat Dolan to various mass merchandisers through Design Trends, a 50% owned subsidiary. The program is merchandised in a mix and match system that enables the consumer to customize a lamp base and shade combination. Lampshades are displayed separately on a revolving carousel that economizes space. The smaller packaging of the lamp bases enables the retailer to display a greater number of SKUs in the same amount of space. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes.

ACCESSORIES - TSI also markets various fan accessories, including universal downrods, pullchains and ceiling medallions, to various mass merchandisers through PHI, a 50% owned subsidiary.

MANUFACTURING

Craftmade's ceiling fans, bathstrip lighting and substantially all of its light kits and certain accessories are produced by Fanthing and Sunlit. Fanthing also manufactures TSI's ceiling fans. Craftmade selected Fanthing in August 1986 to manufacture all of its ceiling fans and certain fan accessories based on the Company's belief that Fanthing has the capability to produce and ship a wide variety of product on a cost effective basis while maintaining excellent quality control in the manufacturing process. In 1989, Craftmade and Fanthing entered into a formal written agreement that is terminable on 180 days prior notice. The written agreement does not obligate Fanthing to produce and sell fans to Craftmade in any specified quantity, nor does it obligate Fanthing to sell products to Craftmade at a fixed price. Fanthing is permitted under the arrangement to manufacture ceiling fans for other distributors provided such ceiling fans are not a replication of Craftmade's series or models. Fanthing also manufactures certain ceiling fan accessories, such as downrods, which are sold by Craftmade independently of its ceiling fans.

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

Design Trends purchases its lamps from a manufacturer located in Hong Kong. These products are also shipped on containers, either to the Company's facility in Coppell, Texas or directly to the customer. All of TSI's and Design Trends foreign vendors require payment seven days after notification of shipment of product from Asia.

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

Sales representatives are carefully selected and continually evaluated in order to promote high-level representation of Craftmade's products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market Craftmade's products. Additional training , especially for new product series, is provided on a regular basis at semi-annual trade shows held throughout the United States. Management believes it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to Craftmade and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of Craftmade's products as well as the ongoing administrative and marketing support that Craftmade provides to its sales representatives.

All of TSI's sales are to mass merchandisers with two customers comprising the most significant portion as follows:

                                    Customer A                                    Customer B
                      ----------------------------------------     -----------------------------------------
                       Percent of TSI's         Percent of           Percent of TSI's         Percent of
Fiscal Year                  Sales          Consolidated Sales            Sales           Consolidated Sales
-----------           -----------------     ------------------     -------------------    ------------------
2001                          55%                  17%                     31%                  10%
2000                          56%                  18%                     25%                   8%
1999                          55%                  20%                     28%                  10%

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

For information concerning revenues of the Company attributable to foreign and domestic customers, along with information concerning foreign and domestic long-lived assets of the Company, see Note 15 - Segment Information in the Notes to Consolidated Financial Statements.

PRODUCT EXPANSION

Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During fiscal year 2001, Craftmade introduced four new series of fans (Valencia, Light Rays, Ol' Madrid and Uni-Pack). The Company also expanded its selection by adding Rustic Iron and Mocha colored finishes. In addition, Craftmade increased its selections of complimentary products such as specialty light fixtures, glass and accessories. The Company's management will continue to search for opportunities for product expansion that it considers complementary to the Company's existing product lines.

In fiscal year 2001, the Company enlarged its presence in the mass merchandiser market by introducing new lines of interior lighting products to TSI's customer base. In the showroom division, Craftmade added two new series of outdoor lighting to existing lines, as well as multiple new finish choices such as Goldstone, Stainless Steel and Ironite. The Company will continue to seek opportunities to cross market products between the two channels of distribution without jeopardizing existing business.

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

The mass merchandiser market is also highly competitive. TSI has numerous competitors, which are located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer's Fountain, American Lantern, Murray Feiss and Minka. In addition, mass merchandisers themselves will, at times, compete directly against TSI by purchasing private label products from TSI's vendors. However, the Company's management believes that TSI has positioned itself with its customers in a manner that reduces some of the risks involved of competing in the mass merchandiser market.

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

PATENTS AND TRADEMARKS

The Company does not believe that patent protection is significant to most of its products or current business operations. The Company, however, has patented certain of its product designs and the functional features of some of its products, including a patent on its Cathedral Ceiling Adapter and the Carousel light kit. The expiration dates of Craftmade's patents (excluding pending applications) currently range from 2008 to 2014. In addition, Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company's management does not believe that such patents are material to the production of Craftmade products. From time to time, the Company also enters into license agreements with various designers of the Company's products, including license agreements concerning licenses on patents for eight series of fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade (R), Accolade (R) and Durocraft (R), along with the product names of certain of its designs, with the United States Patent and Trademark Office.

EMPLOYEES

As of July 31, 2001, the Company employed a total of 131 full time employees, including three executive officers, two TSI officers, 22 managers, 28 clerical and administrative personnel, 18 marketing personnel; 47 warehouse personnel and 11 production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

The selected financial data in the tables below are for the five fiscal years ended June 30, 2001. The data should be read in conjunction with the financial statements and notes, which are included elsewhere herein. Effective July 1, 1998 the Company acquired TSI. This acquisition may affect the comparability of the information contained in the tables below.

                                                                        For the years  ended
                                        --------------------------------------------------------------------------------
                                                                (in thousands, except per share data)
                                          June 30,         June 30,         June 30,
                                            2001             2000             1999           June 30,         June 30,
                                          Restated         Restated         Restated           1998             1997
                                        ------------     ------------     ------------     ------------     ------------
Selected Operating Results (a) (b):
Net sales                               $     71,107     $     75,098     $     75,656     $     40,903     $     39,523
Gross profit                                  22,380           22,028           23,424           14,242           12,396
Net income                                     4,687            4,280            5,689            3,046            2,113
Basic and diluted earnings
   per common share                              .79              .63              .76              .46              .31
Cash dividends declared
   per common share                     $        .25     $        .10     $        .08     $        .08     $        .05
Basic common
      shares outstanding                       5,933            6,781            7,523            6,544            6,834
Diluted common
    shares outstanding                         5,942            6,781            7,535            6,557            6,838


                                  June 30,         June 30,         June 30,         June 30,         June 30,
                                    2001             2000             1999             1998             1997
                                ------------     ------------     ------------     ------------     ------------
Summary Balance Sheet:
Current assets                  $     36,868     $     31,718     $     25,585     $     18,974     $     20,431
Current liabilities                   26,262           20,905           16,052            8,837           11,487
Long-term debt                         8,076            8,588            4,677            6,077            7,989
Total assets                          52,361           46,540           44,178           28,350           30,278
Stockholders' equity                  17,782           16,959           23,363           13,338           10,720
Book value per common share     $       3.02     $       2.74     $       3.16     $       2.03     $       1.63

(a) The Company has changed the way it accounts for its two 50%-owned investees
    - Design Trends and PHI - to account for these investees using the equity method of accounting rather than consolidation. Assets, liabilities, revenues and expense of these two investees are no longer included in the Company's balance sheets or statements of income. Instead, the balance sheets include the Company's investments in such investees and the income statements reflect, as a single line item, its equity share in the earnings of these investees. Net income, primary and diluted earnings per share, and stockholders' equity did not change for any period restated.

(b) Reflects accounting reclassifications in accordance with adopting the provisions of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs" and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products". The Company had previously recorded shipping and handling costs as part of selling, general and administrative expenses. The fiscal 2001 adoption of EITF 00-10 had the effect of increasing cost of goods sold and reducing selling, general and administrative expenses by $3,009,000, $3,251,000 $2,963,000 $2,083,000 and $1,865,000 in fiscal years 2001, 2000, 1999, 1998 and 1997, respectively. The Company had previously recorded consideration paid to customers (primarily co-op advertising) as advertising expense, which is included in selling, general and administrative expenses. The adoption of EITF 00-25 in fiscal 2002 had the effect of decreasing both net sales and selling, general and administrative expenses for fiscal year 2001, 2000 and 1999 by $1,260,000, $606,000, and $710,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

CAUTIONARY STATEMENT

With the exception of historical information, the matters discussed in this Item 7 and elsewhere in this Annual Report on Form 10-K, as amended, contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by some of the forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of the Design Trends portable lamp program, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000.

Net Sales - Net sales decreased $3,991,000 to $ 71,107,000 for the year ended June 30, 2001 from $75,098,000 for the year ended June 30, 2000. Sales of the Craftmade division decreased 4.0% or $2,046,000, to $48,514,000 from $ 50,560,000 for the year ended June 30, 2000. The decline in sales of the Craftmade division was primarily related to sales declines in the Company's lower priced, lower margin series of ceiling fans. The Company intends to continue to be aggressive in the pricing of specific products when the strategy is effective in increasing unit volume sales. Sales of the TSI division decreased 7.9%, or $1,945,000, to $22,593,000 from $ 24,538,000 for the year ended June 30, 2000. The decline was attributable to a decline in direct shipment sales of outdoor lighting to a mass retail customer.

Gross Profit - Gross profit increased to 31.5% of sales, or $ 22,380,000, for the year ended June 30, 2001 compared to 29.3% of sales, or $ 22,028,000, for the year ended June 30, 2000. The gross margin of the Craftmade division increased to 37.6% of sales for the year ended June 30, 2001 from 36.7% of sales for the year ended June 30, 2000. Craftmade has negotiated price concessions from its ceiling fan vendor which management believes will enable the Company to be competitive on pricing and maintain or improve its historical margins on these products. Gross profit of the TSI division increased to $ 4,151,000, or 18.4% of sales, for the year ended June 30, 2001 compared to $3,466,000, or 14.1% of TSI's sales, for the year ended June 30, 2000. The increase was primarily attributed to a shift in the sales mix from direct import sales to domestic sales that carry higher gross profit margins and higher SG&A expenses. In addition, last year's gross margin was negatively impacted by non-recurring sales credits issued to a mass retail customer.

Selling, General and Administrative Expenses - Total selling, general and administrative ("SG&A") expenses increased $280,000 to $14,235,000, or 20.0% of net sales, for the year ended June 30, 2001 from $13,955,000, or 18.6% of net sales, for the year ended June 30, 2000. SG&A expenses of the Craftmade division increased to $11,139,000 or 23.0% of net sales, compared to $10,773,000 or 21.3% of Craftmade's net sales, in the previous year. SG&A expenses of TSI increased as a percentage of sales to 13.7% or $3,096,000 for the year ended June 30, 2001 compared to 13.0% of TSI's net sales or $3,182,000 for the year ended June 30, 2000. The increase in both divisions' SG&A expenses as a percentage of sales was primarily due to the decline in sales during the period, which resulted in the de-leveraging of SG&A expenses compared to the previous year.

Net Interest Expense - Net interest expense increased $292,000 to $1,786,000 for the year ended June 30, 2001 from $1,494,000 for the previous year. This increase was primarily the result of an increase in the amounts outstanding under the Company's revolving line of credit.

Equity in Earnings of 50% Owned Investees Before Income Taxes - Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $887,000 to $2,038,000 from $1,151,000 for the years ended June 30, 2001 and 2000, respectively. The increase in income from investees was due to an increase in sales of Design Trends portable lamp program which generated $11,917,000 in incremental revenue during the period.

Provision for Income Taxes - The provision for income taxes increased to $2,811,000, or 37.5% of income before taxes for the year ended June 30, 2001 from $2,583,000, or 37.6% of income before taxes for the year ended June 30, 2000.

Net Income - Net income increased to $4,687,000, or diluted earnings per common share of $.79, for the year ended June 30, 2001 from $4,280,000, or diluted earnings per common share of $.63, for the year ended June 30, 2000. The increase in net income was attributable to an increase in equity in earnings of 50% owned investees, in connection with the portable lamp program as discussed above.

Fiscal year ended June 30, 2000 compared to fiscal year ended June 30, 1999.

Net Sales - Net sales declined $561,000 to $75,098,000 for the year ended June 30, 2000 from $75,659,000 for the year ended June 30, 1999. Sales of the Craftmade division increased $2,834,000, offset by a $3,395,000 decline in sales of the TSI division. Craftmade's sales benefited from an increase in fan sales of $2,226,000, or 8.5%, for the year ended June 30, 2000 compared to the previous year. The decline in sales of the TSI division was partially due to the fact that one of TSI's major customers reduced its level of purchasing during the first quarter of fiscal 2000 while it continued to sell previously purchased inventory.

Gross Profit - Gross profit declined to 29.3% of sales, or $22,028,000, for the year ended June 30, 2000 compared to 31.0% of sales, or $23,424,000, for the year ended June 30, 1999. The gross margin of the Craftmade division declined to 36.7% from 37.6% for the year ended June 30, 1999, primarily due to the write-down of the lamp inventory to estimated net realizable value. TSI's gross profit margin declined to 14.1% compared to 19.6% for the year ended June 30, 1999. The decline was due to an increase in direct shipment sales from foreign manufacturers, which carry lower margins than domestic shipments, as well as additional rebates provided to two of the division's larger customers to assist in clearing certain categories of slow-moving inventory.

Selling, General and Administrative Expenses - Total SG&A expenses increased $559,000 to $13,955,000, or 18.6% of net sales, for the year ended June 30, 2000 from $13,396,000, or 17.7% of net sales, for the year ended June 30, 1999. SG&A expenses of the Craftmade division increased to $10,773,000, or 21.3% of net sales, compared to $9,566,000, or 20.0% of net sales, in the previous year. The increase in SG&A expenses of Craftmade as a percentage of sales was primarily due to the decline in lamp sales during the year ended June 30, 2000, which resulted in the de-leveraging of SG&A expenses compared to the previous year when lamp inventory was being aggressively liquidated. The increase in SG&A expense dollars of Craftmade is primarily attributable to increases in commissions and certain other costs directly correlated to the sales increase experienced by Craftmade and to the increase in employee costs related to the growth in the Company's labor force necessary to meet its increased sales. SG&A expenses from TSI declined $648,000 to $3,182,000, or 13.0% of net sales, from $3,830,000, or 13.7% of net sales, for the year ended June 30, 1999. Lower SG&A expenses as a percentage of sales were achieved by TSI due to sales via direct shipments from vendor facilities.

Net Interest Expense - Net interest expense increased $340,000 to $1,494,000 for the year ended June 30, 2000 from $1,154,000 for the year ended June 30, 1999. This increase was primarily the result of a net increase in the Company's revolving line of credit and an increase in the Company's note payable. The proceeds were utilized to repurchase the Company's common stock.

Equity In Earnings of 50% Owned Investees Before Income Taxes - Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $202,000 to $1,151,000 from $949,000 for the years ended June 30, 2001 and 2000, respectively. The increase in income was due to increased sales of PHI, which generated incremental revenue of $653,000 and Design Trends, which generated incremental revenue of $516,000 during the period.

Provision for Income Taxes - The provision for income taxes declined to $2,583,000, or 37.6% of income before taxes for the year ended June 30, 2000 from $3,336,000, or 37.6% of income before taxes for the year ended June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 2001.

The Company's cash decreased $342,000 from $1,065,000 at June 30, 2000 to $723,000 at June 30, 2001. The Company's operating activities provided cash of $1,639,000 during the year ended June 30, 2001 compared to $1,222,000 during the year ended June 30, 2000. This operating cash flow increase was primarily attributable to the Company's net income adjusted for non-cash items, which was partially offset by an increase in the receivable from Design Trends, one of the Company's 50% owned investees.

Cash used for investing activities of $761,000 was primarily related to additions to property and equipment, primarily for costs associated the implementation of the Company's logistics and accounting systems upgrade, as well as installation of an additional level of racking in Craftmade's warehouse.

Cash used for financing activities of $1,220,000 was primarily the result of (i) the repurchase of 313,300 shares of the Company's common stock at an aggregate cost of $2,559,000, (ii) principal payments of $474,000 on the Company's notes payable, and (iii) cash dividends of $1,455,000. These amounts were partially offset by net principal advances, of $3,200,000 under the Company's line of credit. The Company has currently suspended its stock repurchase program but may implement the program in the future.

At June 30, 2001, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its line of credit, of which $18,800,000 had been utilized.

During fiscal 2001, the Company entered into an agreement with J.P. Morgan Chase and Co. and The Frost National Bank to modify the terms of the Company's lines of credit. The modifications provide less restrictive loan covenant ratios to enable the Company to fund Design Trends' needs for the portable lamp program. The terms of the agreement specify a sliding scale between the interest rate spread and the Company's ratio of total debt to tangible net worth, with a maximum spread that is 50 basis points higher than the maximum spread specified by the loan agreement prior to the modification. The Company does not believe that any additional interest expense associated with the higher interest rate spread will have a material effect on its financial condition.

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

With respect to the Company's two 50% owned investees, PHI had $3,000,000 available on its line of credit, of which $1,800,000 had been utilized. Craftmade is the guarantor on this line of credit. Design Trends utilizes the Company's lines of credits described above. In order to satisfy anticipated demand for the portable lamp program, Design Trends has increased its inventory levels (approximately $5,137,000 at June 30, 2001). This program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated, Design Trends would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer. Funding for the increase in Design Trends' inventory levels is provided by Craftmade, through borrowings under its line of credit or cash flows from operation.

Fiscal year ended June 30, 2000.

The Company's cash decreased $488,000, from $1,553,000 at June 30, 1999 to $1,065,000 at June 30, 2000. The Company's operating activities provided cash of $1,222,000 during the year ended June 30, 2000 compared to $7,100,000 during the year ended June 30, 1999. This cash flow was primarily attributable to the Company's net income from operations which was partially offset by increases in accounts receivable and inventory levels.

Cash used for investing activities of $214,000 was primarily related to the purchase of general warehouse, office and computer equipment.

Cash used for financing activities of $1,496,000 was primarily the result of (i) the repurchase of 1,198,500 shares of the Company's common stock at an aggregate cost of $10,012,000, (ii) principal payments of $728,000 on the Company's notes payable, and (iii) cash dividends of $672,000. These amounts were partially offset by the net advance of $5,600,000 under the Company's lines of credit and the borrowing of an additional $4,316,000 under the Company's note payable. As of June 30, 2000 the Company's Board of Directors had authorized the Company's management to repurchase up to 2,350,000 shares of the Company's outstanding common stock, of which 1,376,000 shares at an aggregate cost of $12,560,000 had been repurchased.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal controls or in other factors that significantly changed internal controls during the fiscal year ended June 30, 2001.

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

         21*    - Subsidiaries of the Registrant.

         *   Previously filed

(d) All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2001.

CRAFTMADE INTERNATIONAL, INC.


By:      /s/      James Ridings
         ---------------------------------------------
           James Ridings, Chairman of the Board,
           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Capacity                                    Date
----------                                  --------                                    ----

/s/  James Ridings                          Chairman of the Board, President,           September 30, 2002
--------------------------------------      Chief Executive Officer and
 James Ridings                              Director (Principal Executive
                                            Officer)


/s/ Clifford Crimmings                      Vice President Marketing and                September 30, 2002
--------------------------------------      Director
 Clifford Crimmings


/s/ Kathy Oher                              Chief Financial Officer, Vice               September 30, 2002
--------------------------------------      President and Director
 Kathy Oher                                 (Principal Financial and
                                            Accounting Officer)


/s/  Neall Humphrey                         President of Trade Source                   September 30, 2002
--------------------------------------      International, Inc. and Director
Neall Humphrey


/s/  John DeBlois                           Executive Vice President of Trade           September 30, 2002
--------------------------------------      Source International, Inc.
John DeBlois                                and Director

/s/  Paul Knuckley                          Director                                    September 30, 2002
--------------------------------------
A. Paul Knuckley


/s/  Jerry Kimmel                           Director                                    September 30, 2002
--------------------------------------
Jerry E. Kimmel


/s/    Lary Snodgrass                       Director                                    September 30, 2002
--------------------------------------
Lary Snodgrass

                                 Certifications
                             Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002


I, James R. Ridings, certify that:

1. I have reviewed this annual report on Form 10-K/A of Craftmade International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 30, 2002                   /s/ James R. Ridings
                                            ----------------------------------
                                            James R. Ridings
                                            President and
                                            Chief Executive Officer


I, Kathleen B. Oher, certify that:

1. I have reviewed this annual report on Form 10-K/A of Craftmade International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 30, 2002                   /s/ Kathleen B. Oher
                                            ----------------------------------
                                            Kathleen B. Oher
                                            Chief Financial Officer

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

Financial Statement Schedule:
       II - Valuation and qualifying accounts and Reserves                                       F-21

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

As discussed in Note 2, the accompanying consolidated financial statements and financial statement schedules have been restated to use the equity method of accounting for two investees.


/s/ PricewaterhouseCoopers  LLP


Fort Worth, Texas
August 20, 2001, except for Note 2 and 4, which are as of September 18, 2002.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    FOR THE YEARS ENDED JUNE 30,

                                                   2001         2000         1999
                                                 Restated     Restated     Restated
                                                 --------     --------     --------
                                                (In thousands except per share data)
Net Sales                                        $ 71,107     $ 75,098     $ 75,659
Cost of goods sold                                 48,727       53,070       52,235
                                                 --------     --------     --------

Gross profit                                       22,380       22,028       23,424
                                                 --------     --------     --------

Selling, general and
      administrative expenses                      14,235       13,955       13,396
Interest expense, net                               1,786        1,494        1,154
Depreciation and amortization                         899          867          798
                                                 --------     --------     --------

           Total Expenses                          16,920       16,316       15,348
                                                 --------     --------     --------

Income before equity in earnings of 50%
      owned investees and income taxes              5,460        5,712        8,076

Equity in earnings of 50% owned
      investees before income taxes                 2,038        1,151          949
                                                 --------     --------     --------

Income before income taxes                          7,498        6,863        9,025

Provision for income taxes                          2,811        2,583        3,336
                                                 --------     --------     --------

Net income                                       $  4,687     $  4,280     $  5,689
                                                 ========     ========     ========

Basic earnings per common share                  $   0.79     $   0.63     $   0.76
                                                 ========     ========     ========

Diluted earnings per common share                $   0.79     $   0.63     $   0.76
                                                 ========     ========     ========

Cash dividends declared
  per common share                               $   0.25     $   0.10     $   0.08
                                                 ========     ========     ========


                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                 June 30,      June 30,
                                                   2001          2000
                                                 Restated      Restated
                                                 --------      --------
                                                      (In thousands)
Current assets:
     Cash                                        $    723      $  1,065
     Accounts receivable - net of
         allowance of $150,000 and $236,000,
         respectively                              13,308        15,857
     Receivables from 50% owned investees           8,271           643
     Inventory                                     12,650        12,776
     Deferred income taxes                            758           462
     Prepaid expenses and other
         current assets                             1,158           915
                                                 --------      --------

        Total current assets                       36,868        31,718


Property and equipment, net
     Land                                           1,535         1,535
     Building                                       7,784         7,784
     Office furniture and equipment                 2,998         2,253
     Leasehold improvements                           253           237
                                                 --------      --------
                                                   12,570        11,809

Less: accumulated depreciation                     (2,900)       (2,397)
                                                 --------      --------

        Total property and equipment, net           9,670         9,412

Goodwill, net of accumulated
     amortization of $1,204,000 and
     $808,000, respectively                         4,735         5,131
Investment in 50% owned investees                   1,049           255
Other assets                                           39            24
                                                 --------      --------

        Total other assets                          5,823         5,410
                                                 --------      --------

Total assets                                     $ 52,361      $ 46,540
                                                 ========      ========


                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,      June 30,
                                                   2001          2000
                                                 Restated      Restated
                                                 --------      --------
                                                     (In thousands)
Current liabilities:
     Note payable - current                      $    512      $    474
     Revolving line of credit                      18,800        15,600
     Accounts payable                               4,124         3,104
     Commissions payable                              301           380
     Income taxes payable                             719            10
     Accrued liabilities                            1,806         1,337
                                                 --------      --------
       Total current liabilities                   26,262        20,905

Other non-current liabilities:
     Deferred income taxes                            241            88
     Note payable - long term                       8,076         8,588
                                                 --------      --------

       Total liabilities                           34,579        29,581
                                                 --------      --------
Stockholders' equity:
     Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued              32            32
     Common stock, $.01 par value,
         15,000,000 shares authorized,
         9,326,535 and 9,316,535 shares
         issued, respectively                          93            93
Additional paid-in capital                         12,683        12,453
Unearned deferred compensation                       (108)            0
Retained earnings                                  25,886        22,654
Accumulated other comp. Income                         28             0
                                                 --------      --------
                                                   38,614        35,232
     Less:  treasury stock, 3,429,477 and
         3,116,177 common shares at cost,
         and 32,000 preferred shares at cost      (20,832)      (18,273)
                                                 --------      --------
           Total Stockholders' Equity              17,782        16,959
                                                 --------      --------

Total liabilities and stockholders' equity       $ 52,361      $ 46,540
                                                 ========      ========


                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the years ended June 30,
                                                             ------------------------------------
                                                               2001          2000          1999
                                                             Restated      Restated      Restated
                                                             --------      --------      --------
                                                                        (In thousands)
Cash flows from operating activities:
Net income                                                   $  4,687      $  4,280      $  5,689
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Stock compensation expense                                    54
     Depreciation and amortization                                899           867           746
     Provision for bad debts                                      118           113           564
     Deferred income taxes                                       (143)          (16)           19
     Equity in earnings of 50% owned investees                 (2,038)       (1,151)         (949)
     Distributions received from 50% owned investees            1,160         1,369           614
Change in assets and liabilities
     providing (using) cash:
     Accounts receivable                                        2,431        (2,273)          374
     Receivables from 50% owned investees                      (7,544)         (775)           38
     Inventory                                                    126          (900)        1,313
     Prepaid expenses and other assets                           (231)          129           (21)
     Accounts and commissions payable                             942          (908)         (446)
     Income taxes payable                                         709          (436)         (448)
     Accrued liabilities                                          469           923          (393)
                                                             --------      --------      --------
Net cash provided by operating activities                       1,639         1,222         7,100
                                                             --------      --------      --------

Cash flows from investing activities:
     TSI acquisition                                                                       (2,041)
     Additions to property and equipment                         (761)         (214)         (336)
                                                             --------      --------      --------
Net cash used for investing activities                           (761)         (214)       (2,377)
                                                             --------      --------      --------

Cash flows from financing activities:
     Principal payments on note payable                          (474)         (728)       (1,281)
     Proceeds from additional borrowings on note payable           --         4,316            --
     Net proceeds from line of credit                           3,200         5,600           229
     Stock repurchase                                          (2,559)      (10,012)       (2,548)
     Cash dividends                                            (1,455)         (672)         (556)
     Proceeds from exercise of employee stock options              68                          61
                                                             --------      --------      --------
Net cash used for financing activities                         (1,220)       (1,496)       (4,095)
                                                             --------      --------      --------

Net increase (decrease) in cash                                  (342)         (488)          628
Cash at beginning of year                                       1,065         1,553           925
                                                             --------      --------      --------
Cash at end of year                                          $    723      $  1,065      $  1,553
                                                             ========      ========      ========

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosures of cash flow
   information:

                                         For the years ended June 30,
                                 ------------------------------------------
                                     2001           2000           1999
                                   Restated       Restated       Restated
                                 ------------   ------------   ------------
                                              (In thousands)

Cash paid during the year for:
   Interest                      $      1,889   $      1,533   $      1,210
                                 ============   ============   ============
   Income taxes                  $      2,336   $      3,009   $      3,400
                                 ============   ============   ============

Supplemental disclosures of non-cash investing activities:

On July 1, 1998 the Company acquired the assets and assumed certain liabilities of Trade Source International, Inc. In connection with the acquisition, cash was paid as follows (in thousands):


          Fair value of assets acquired
          (including purchased goodwill)                              $     19,269
          Liabilities assumed                                               (8,269)
          Stock issued                                                      (7,379)
                                                                      ------------
          Cash paid                                                          3,621
          Less: cash acquired                                               (1,580)
                                                                      ------------
          Net cash paid for acquisition                               $      2,041
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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED JUNE 30, 2001

(In thousands)
                                                                      SERIES A      ADDITIONAL       UNEARNED
                                                                      PREFERRED      PAID-IN         DEFERRED        RETAINED
                                          VOTING COMMON STOCK           STOCK        CAPITAL       COMPENSATION      EARNINGS
                                      ---------------------------   ------------   ------------    ------------    ------------
                                         Shares         Amount
                                      ------------   ------------
Balance as of June 30, 1998                  6,197   $         62   $         32   $      7,210    $         --    $     13,913

 TSI Acquisition                                --             --             --          5,213              --              --

 Stock Repurchase                               --             --             --             --              --              --

 Exercise of Employee Stock Options             21             --             --             61              --              --

 Cash Dividends                                 --             --             --             --              --            (556)

 Stock split                                 3,099             31             --            (31)             --              --

 Net income for the year ended
    June 30, 1999                               --             --             --             --              --           5,689
                                      ------------   ------------   ------------   ------------    ------------    ------------

 Balance as of June 30, 1999                 9,317             93             32         12,453              --          19,046

 Stock Repurchase                               --             --             --             --              --              --

 Cash Dividends                                 --             --             --             --              --            (672)

 Net income for the year ended
    June 30, 2000                               --             --             --             --              --           4,280
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance as of June 30, 2000                  9,317             93             32         12,453              --          22,654

Comprehensive Income:

 Net income for the year ended
    June 30, 2001                               --             --             --             --              --           4,687

 Income on Derivative Financial
    Instrument, net of tax of $10               --             --             --             --              --              --
                                      ------------   ------------   ------------   ------------    ------------    ------------

 Total Comprehensive Income                     --             --             --             --              --           4,687

 Stock Option Grants                            --             --             --            162            (162)             --

 Deferred Compensation Earned                   --             --             --             --              54              --

 Stock Repurchase                               --             --             --             --              --              --

 Exercise of Employee Stock Options             10             --             --             68              --              --

 Cash Dividends                                 --             --             --             --              --          (1,455)

                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance as of June 30, 2001                  9,327   $         93   $         32   $     12,683    $       (108)   $     25,886
                                      ============   ============   ============   ============    ============    ============

(In thousands)                          ACCUMULATED
                                          OTHER
                                       COMPREHENSIVE
                                          INCOME             TREASURY STOCK
                                       ------------   ----------------------------
                                                         Shares          Amount           Total
                                                      ------------    ------------    ------------
Balance as of June 30, 1998            $         --          1,848    $     (7,879)   $     13,338

 TSI Acquisition                                 --           (656)          2,166           7,379

 Stock Repurchase                                --            178          (2,548)         (2,548)

 Exercise of Employee Stock Options              --             --              --              61

 Cash Dividends                                  --             --              --            (556)

 Stock split                                     --            580              --              --

 Net income for the year ended
    June 30, 1999                                --             --              --           5,689
                                       ------------   ------------    ------------    ------------

 Balance as of June 30, 1999                     --          1,950          (8,261)         23,363

 Stock Repurchase                                --          1,198         (10,012)        (10,012)

 Cash Dividends                                  --             --              --            (672)

 Net income for the year ended
    June 30, 2000                                --             --              --           4,280
                                       ------------   ------------    ------------    ------------
Balance as of June 30, 2000                      --          3,148         (18,273)         16,959

Comprehensive Income:

 Net income for the year ended
    June 30, 2001                                --             --              --           4,687

 Income on Derivative Financial
    Instrument, net of tax of $10                28             --              --              28
                                       ------------   ------------    ------------    ------------

 Total Comprehensive Income                      28             --              --           4,715

 Stock Option Grants                             --             --              --              --

 Deferred Compensation Earned                    --             --              --              54

 Stock Repurchase                                --            313          (2,559)         (2,559)

 Exercise of Employee Stock Options              --             --              --              68

 Cash Dividends                                  --             --              --          (1,455)

                                       ------------   ------------    ------------    ------------
Balance as of June 30, 2001            $         28          3,461    $    (20,832)   $     17,782
                                       ============   ============    ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Craftmade International, Inc., a Delaware corporation, is organized into two operating segments: Craftmade International, Inc. ("Craftmade") and Trade Source International, Inc. ("TSI"). Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. Craftmade also assembles and markets lamps for sale to certain retail chains and catalog houses and imports and distributes a variety of cables and components for the telephone and communications industries. TSI, a wholly-owned subsidiary acquired July 1, 1998, and two 50% owned companies, Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC ("Design Trends"), are principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. Craftmade, TSI, their wholly-owned subsidiaries and 50% owned investees are collectively referred to as the "Company".

NOTE 2 - RESTATEMENT

The Company has changed the way it accounts for its two 50%-owned investees - Design Trends and PHI - to account for these investees using the equity method of accounting rather than consolidation. Assets, liabilities, revenues and expense of these two investees are no longer included in the Company's balance sheets or statements of income. Instead, the balance sheets include the Company's investments in such investees and the income statements reflect, as a single line item, its equity share in the earnings of these investees. Net income, primary and diluted earnings per share, and stockholders' equity did not change for any period restated.

The following table sets forth balances as originally reported and as restated (in thousands, except per share amounts):

                              June 30,                          June 30,
                              2001                              2000
                              -----------------------------     -----------------------------
                              As                                As
                              Previously       As               Previously       As
                              Reported         Restated         Reported         Restated
                              ------------     ------------     ------------     ------------

Accounts receivable - net     $     19,215     $     13,308     $     17,610     $     15,857
Receivables from 50%
   owned investees                      --            8,271               --              643
Inventory                           19,454           12,650           15,322           12,776
Total current assets                42,214           36,868           35,483           31,718
Investment in 50% owned
   investees                            --            1,049               --              255
Total assets                        59,129           52,361           50,101           46,540
Revolving lines of credit           20,600           18,800           17,600           15,600
Total current liabilities           31,981           26,262           24,221           20,905
Total liabilities                   41,347           34,579           33,142           29,581
Minority interest                    1,049               --              245               --
Stockholders' equity                17,782           17,782           16,959           16,959

                               Year Ended                        Year Ended                        Year Ended
                               June 30, 2001                     June 30, 2000                     June 30, 1999
                               -----------------------------     -----------------------------     -----------------------------
                               As                                As                                As
                               Previously       As               Previously       As               Previously       As
                               Reported(a)      Restated         Reported(a)      Restated         Reported(a)      Restated
                               ------------     ------------     ------------     ------------     ------------     ------------
Net sales                      $     92,214     $     71,107     $     84,892     $     75,098     $     84,285     $     75,659
Gross profit                         29,094           22,380           25,710           22,028           26,423           23,424
Equity in earnings of 50%
   owned investees
   before income taxes                   --            2,038               --            1,151               --              949
Net income                            4,687            4,687            4,280            4,280            5,689            5,689
Primary earning per share               .79              .79              .63              .63              .76              .76
Diluted earnings per share              .79              .79              .63              .63              .76              .76

(a) The As Previously Reported amounts include a reclassification for the adoption, effective July 1, 2001, of EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products." The Company had previously recorded consideration paid to customers (primarily co-op advertising) as advertising expense, which is included in selling, general and administrative expenses. The impact of this reclassification is to reduce both net sales and selling, general and administrative expenses by $1,260,000, $606,000 and $710,000 in 2001, 2000 and 1999, respectively. This reclassification has no impact on net income or primary or diluted earnings per share for any of these periods.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company's consolidated financial statements include the accounts of all wholly-owned subsidiaries. The 50% ownership interests of Design Trends and PHI are accounted for under the equity method.

All intercompany accounts and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries is the United States dollar.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade's customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2001, Craftmade had no significant concentration of credit risk. As part of its ongoing control procedures, TSI monitors the creditworthiness of its customers thereby mitigating the effect of any concentration of credit risk. All of TSI's sales are to mass merchandisers with two customers comprising the most significant portion as follows:

                                    Customer A                                    Customer B
                      ----------------------------------------     -----------------------------------------
                           Percent of           Percent of              Percent of            Percent of
Fiscal Year               TSI's Sales       Consolidated Sales         TSI's Sales        Consolidated Sales
-----------           ------------------    ------------------     -------------------    ------------------
2001                          55%                 17%                     31%                   10%
2000                          56%                 18%                     25%                    8%
1999                          55%                 20%                     28%                   10%

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

                  Building                                        40 years
                  Office furniture , equipment and other          3 to 7 years.

Leasehold improvements are amortized over the life of the lease or its useful life, whichever is shorter.

Depreciation and amortization expense for the years ended June 30, 2001, 2000 and 1999 approximated $503,000, $455,000 and $350,000, respectively.

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

REVENUE RECOGNITION - The Company recognizes revenue when the customer takes title to the product and the related risks and rewards of ownership of the products have transferred to the customer. The Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition", ("SAB 101") in the fourth quarter of fiscal 2001. The effect of adopting SAB 101 was not material to the Company's net sales or results of operations.

SHIPPING AND HANDLING FEES AND COSTS - During fiscal 2001 the Company adopted Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs". In accordance with this guidance, the Company records income and costs from shipping and handling charges paid by the customer as sales and costs of goods sold, respectively. Financial statements for the years ended June 30, 2001, 2000 and 1999 have reclassified to conform to this presentation.

ADVERTISING COST - The Company's advertising expenditures consist primarily of print advertising and vendor cooperative advertising programs, and are expensed as incurred. Advertising expense for the years ended June 30, 2001, 2000 and 1999, was $1,160,000, $1,014,000 and $928,000, respectively. Prepaid advertising costs at June 30, 2001 and 2000 were $305,000 and $223,000, respectively. Prepaid advertising costs will be reflected as an expense during the period used.

INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign subsidiaries. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized. The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax returns.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company adopted Statement on Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", on July 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income.

The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. See Note 7 - Derivative Financial Instruments

STOCK-BASED COMPENSATION - The Company follows the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation". However, the Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

NOTE 4 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI, is as follows for the year ended:

                               June 30
                               -----------------------------------------------
                               2001             2000              1999
                               ------------     ------------      ------------
Net sales                      $ 21,107,000     $  9,794,000      $  8,626,000
Gross profit                      6,714,000        3,682,000         2,999,000
Income before income taxes        3,907,000        2,296,000         1,899,000

                               June 30
                               -----------------------------
                               2001             2000
                               ------------     ------------
Accounts receivable - net      $  5,907,000     $  1,753,000
Inventory                         6,804,000        2,546,000
Total current assets             13,617,000        3,867,000
Total assets                     16,087,000        3,919,000
Revolving line of credit          1,800,000        2,000,000
Total current liabilities        14,345,000        3,995,000
Total liabilities                14,345,000        3,995,000
Total partner capital             1,742,000          (76,000)

The Company received distributions of $1,160,000, $1,369,000, and $614,000, in 2001, 2000 and 1999 respectively, from these two 50% owned investees.

The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

NOTE 5 - REVOLVING LINE OF CREDIT

At June 30, 2001, the Company has a $20,000,000 line of credit with a financial institution at an interest rate of prime less .5% (6.3% at June 30, 2001), of which $18,800,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature November 30, 2001. This line of credit is collateralized by inventory, accounts receivable and equipment of the Company. The Company utilizes borrowings under this line of credit to partially fund its working capital needs as well as the working capital needs of Design Trends.

The line of credit contain certain financial covenants, which include tangible net worth, funded debt to EBITDA ratio, capital expenditures and common stock repurchases. The Company has complied with the covenants as of and for the year ended June 30, 2001. Management believes that the Company will be able to renew this line of credit or obtain similar funding from another institution upon their maturity.

NOTE 6 - NOTE PAYABLE

Craftmade has a term loan to finance its home office and warehouse with an original principal balance of $9,200,000. At June 30, 2001 the loan bears interest at 8.302%. The loan is payable in equal monthly installments of principal and interest of $100,378 with a final balloon payment of $4,371,135 when the loan matures on January 1, 2008. The loan is collateralized by the building and land.

Scheduled maturities of the note payable are as follows (in thousands):

Fiscal Year
-----------
2002          $  512
2003             555
2004             602
2005             654
2006             711
Thereafter     5,554
              ------
              $8,588
              ======

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 8 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 2001, 2000 and 1999 consist of the following:

                                              2001                   2000                   1999
                                          ------------           ------------           ------------
                                                                (In thousands)
Current expense:
         Federal                          $      2,596           $      2,270           $      2,904
         State                                     147                    142                    188
         Foreign                                   211                    187                    225
                                          ------------           ------------           ------------
Total current expense                            2,954                  2,599                  3,317


Total deferred (benefit) expense                  (143)                   (16)                    19
                                          ------------           ------------           ------------

Provision for income taxes                $      2,811           $      2,583           $      3,336
                                          ============           ============           ============


Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:

                                               2001                   2000
                                             Restated               Restated
                                           ------------           ------------
                                                     (In thousands)
Inventory                                  $        477           $        316
Accounts receivable reserves                         48                     77
Vendor program accruals                             316                    302
Vacation                                             67                     31
Investment in 50% owned investees                   125                     16
Other                                                72                     54
                                           ------------           ------------
   Total deferred tax assets                      1,105                    796
                                           ------------           ------------
Depreciation and amortization                      (183)                   (94)
Foreign taxes                                      (405)                  (328)
                                           ------------           ------------
   Total deferred tax liabilities                  (588)                  (422)
                                           ------------           ------------
                                           $        517           $        374
                                           ============           ============

The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 2001, 2000 and 1999 are as follows:

                                                        2001                   2000                   1999
                                                    ------------           ------------           ------------
                                                                          (In thousands)
Tax at the statutory rate                           $      2,550           $      2,333           $      3,069
State income taxes, net of federal benefit                    60                     94                    124
Goodwill                                                     135                    140                    135
Other                                                         66                     16                      8
                                                    ------------           ------------           ------------
Provision for income taxes                          $      2,811           $      2,583           $      3,336
                                                    ============           ============           ============
Effective tax rate                                            38%                    38%                    37%
                                                    ============           ============           ============

NOTE 9 - STOCKHOLDERS' EQUITY

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

A summary of options issued under the above agreements is as follows:

                                                            1999 Plan
                                   ----------------------------------------------------------
                                                     Weighted                     Weighted
                                                      Average       Exercise       Average
                                                     Exercise        Price        Remaining
                                      Shares          Price          Range           Life
                                   ------------    ------------   ------------   ------------
Outstanding at beginning of year             --    $         --
Granted                                 200,000            6.75
Exercised                               (10,000)           6.75
                                   ------------    ------------   ------------   ------------
Outstanding at end of year              190,000    $       6.75   $       6.75            9.3
                                   ============    ============   ============   ============
Exercisable at end of year               30,000    $       6.75
                                   ============    ============   ============   ============


                                                      Non-Employee Plan
                                   ----------------------------------------------------------
                                                    Weighted                       Weighted
                                                     Average                        Average
                                                     Exercise      Exercise        Remaining
                                      Shares          Price       Price Range        Life
                                   ------------   ------------   -------------   ------------
Outstanding at beginning of year             --   $         --
Granted                                   9,000           7.06
Exercised                                    --             --
                                   ------------   ------------   -------------   ------------
Outstanding at end of year                9,000   $       7.06   $6.56 - $7.56            9.5
                                   ============   ============   =============   ============
Exercisable at end of year                4,500   $       6.56
                                   ============   ============

As the exercise price of certain of the option grants noted above was less than fair market value on the date of grant the Company recorded deferred compensation expense approximating $162,000. The deferred compensation expense is recognized in the Company's results of operations in accordance with the vesting terms of the applicable plan.

Had compensation cost for the Company's stock option plans been determined based on the fair value at grant date of options in fiscal 2001 in accordance with the provisions of FAS 123, "Accounting for Stock-Based Compensation", the Company's net income and diluted earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         Fiscal 2001
                                                        ------------
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

                                  Fiscal 2001
                                 ------------
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

NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                                                  FOR THE YEARS ENDED JUNE 30,
                                   --------------------------------------------------------
                                       2001                  2000                  1999
                                   ------------          ------------          ------------
                                            (In thousands, except per share data)
Basic and diluted EPS:

Numerator: net income              $      4,687          $      4,280          $      5,689
                                   ------------          ------------          ------------
Basic denominator:
Common shares outstanding                 5,933                 6,781                 7,523
                                   ------------          ------------          ------------

Basic EPS:                         $        .79          $        .63          $        .76
                                   ============          ============          ============

Diluted denominator:
Common shares outstanding                 5,933                 6,781                 7,523
Options                                       9                    --                    12
                                   ------------          ------------          ------------

Total shares                              5,942                 6,781                 7,535
                                   ------------          ------------          ------------

Diluted EPS:                       $        .79          $        .63          $        .76
                                   ============          ============          ============


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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

PHI had $3,000,000 available under its line of credit, of which $1,800,000 had been utilized. Craftmade is the guarantor on this line of credit.

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

Fiscal Year
-----------
2002                    $242
2003                      98
2004                      53
----                    ----
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

NOTE 14 - MAJOR SUPPLIER AND RELATED PARTY

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

Fans and accessories manufactured and sold to Craftmade by the Supplier account for approximately 61%, 71% and 87% of Craftmade's purchases (34%, 42% and 47% of consolidated purchases) during the years ended June 30, 2001, 2000 and 1999, respectively. As of June 30, 2001, the Supplier owned 227,691 shares of the Company's common stock, representing 3.9% of outstanding common stock. The Company, at its option, may repurchase the shares for an aggregate purchase price of $138,000. At June 30, 2001 and 2000 the fair value of the option approximated $2,551,000 and $1,537,000, respectively.

NOTE 15 - SEGMENT INFORMATION

The Company presents two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting and lamps offered through lighting showrooms, certain retail chains and catalog houses. The TSI segment derives its revenue from lighting, fan accessories and select ceiling fans marketed solely to mass merchandisers.

NOTE 15 - SEGMENT INFORMATION

The following table presents information about the reportable segments (in thousands):

                                                    CRAFTMADE                 TSI                  TOTAL
                                                     RESTATED              RESTATED               RESTATED
                                                   ------------          ------------           ------------
For the year ended June 30, 2001:
Net sales to external customers                    $     48,514          $     22,593           $     71,107

Operating profit                                          6,707                   539                  7,246

Net interest expense                                      1,951                  (165)                 1,786

Equity in earnings of 50% owned investees                    --                 2,038                  2,038

Provision for income taxes                                1,675                 1,136                  2,811

Depreciation and amortization                               383                   516                    899

Assets                                                   32,397                19,964                 52,361

For the year ended June 30, 2000:
Net sales to external customers                    $     50,560          $     24,538           $     75,098

Operating profit                                          7,408                  (202)                 7,206

Net interest expense                                      1,519                   (25)                 1,494

Equity in earnings of 50% owned investees                    --                 1,151                  1,151

Provision for income taxes                                2,099                   484                  2,583

Depreciation and amortization                               381                   486                    867

Assets                                                   29,678                16,862                 46,540

For the year ended June 30, 1999:
Net sales to external customers                    $     47,726          $     27,933           $     75,659

Operating profit                                          8,033                 1,197                  9,230

Net interest expense                                       1180                   (26)                 1,154

Equity in earnings of 50% owned investees                    --                   949                    949

Provision for income taxes                                2,414                   922                  3,336

Depreciation and amortization                               350                   448                    798

Assets                                                   30,301                13,877                 44,178

The following is sales information by geographic area for the years ended June 30, 2001, 2000 and 1999 (in thousands):

                           2001                  2000                  1999
                       ------------          ------------          ------------
United States                66,997                68,738                66,396
Hong Kong                     4,110                 6,360                 9,263
                       ============          ============          ============
                             71,107                75,098                75,659


Long-lived assets totaled approximately $9,670,000 and $9,412,000 at June 30, 2001 and 2000, respectively. Approximately $36,000 and $73,000 of the long-lived assets at June 30, 2001 and 2000, respectively, are located in Hong Kong.

NOTE 16 - QUARTERLY DATA

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


                                                           FISCAL 2001                             FISCAL 2000

                                                           Fiscal 2001                             Fiscal 2000
                                             --------------------------------------  --------------------------------------
                                              First     Second    Third     Fourth    First     Second    Third     Fourth
                                             Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                             Restated  Restated  Restated  Restated  Restated  Restated  Restated  Restated
                                             --------  --------  --------  --------  --------  --------  --------  --------
(In thousands, except per share data)

Statements of income data (a):

Net Sales                                    $ 20,872  $ 14,956  $ 15,468  $ 19,811  $ 19,054  $ 16,475  $ 17,492  $ 22,077
Gross Profit (a)                                6,153     5,061     4,959     6,207     6,018     4,897     4,318     6,795
Operating Profit                                2,395     1,467     1,175     2,209     2,404     1,557       676     2,569
Net Income                                      1,424       801       680     1,782     1,562       908       391     1,419
Diluted common shares outstanding            $   0.24  $   0.14  $   0.12  $   0.30  $   0.22  $   0.13  $   0.06  $   0.21
Basic and diluted earnings per common share     6,056     5,916     5,891     5,825     7,250     6,937     6,671     6,671


(a) Reflects accounting reclassifications in accordance with adopting the provisions of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs" and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products".

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                                   SCHEDULE II
                                    RESTATED

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                      Additions
                                                       -------------------------------------
                                        Balance at            (1)                (2)                                Balance at
                                       beginning of    Charged to costs   Charged to other      Deductions            end of
Description                              period           and expense    accounts (describe)  (describe) (a)          period
--------------------------------     --------------    ----------------  -------------------  --------------      --------------

Allowance for doubtful accounts:
   For the years ended:
          June 30, 2001              $          236     $          118     $           --               (204)     $          150
          June 30, 2000                         565                113                 --               (442)                236
          June 30, 1999                         200                565                 --               (200)                565



(a) Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

                                  EXHIBIT INDEX

       EXHIBIT
         NO.                DESCRIPTION
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

         10.24  - Eighth Amendment to Credit Agreement dated February 12,
                  2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase
                  Manhattan Bank and The Frost National Bank, filed as Exhibit
                  10.24 to the Company's Quarterly Report on Form 10-Q filed May
                  14, 2001 (File No. 000-2667) and herein incorporated by reference.

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

         21*    - Subsidiaries of the Registrant.



*Previously Filed