Form 10-K
period 2002-06-30
CRAFTMADE INTERNATIONAL INC
filed 2002-09-30
CIK 856250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 20, 2002 was $80,646,775.

         The number of shares outstanding of the registrant's $.01 par value common stock as of September 20, 2002 was 5,631,758.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement pertaining to the Registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                      INDEX


PART I           ...........................................................................................   1

       Item 1.   Business...................................................................................   1

       Item 2.   Properties.................................................................................   7

       Item 3.   Legal Proceedings..........................................................................   7

       Item 4.   Submission of Matters to a Vote of Stockholders............................................   7


PART II          ...........................................................................................   8

       Item 5.   Market for the Registrant's Common Stock and Related
                  Stockholder Matters.......................................................................   8

       Item 6.   Selected Financial Data....................................................................   9

       Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................................  10

       Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................................  14

       Item 8.   Financial Statements and Supplementary Data................................................  16

       Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................................................  16


PART III         ...........................................................................................  17

       Item 10.  Directors and Executive Officers of the Registrant.........................................  17

       Item 11.  Executive Compensation.....................................................................  17

       Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management............................................................................  17

       Item 13.  Certain Relationships and Related Transactions.............................................  17


PART IV          ...........................................................................................  18

       Item 14.  Exhibits, Financial Statements, Financial Statement
                  Schedule and Reports on Form 8-K..........................................................  18

       Signatures ..........................................................................................  21

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

Craftmade International, Inc. was incorporated in the state of Texas on July 16, 1985 and reincorporated in the state of Delaware in December 1991 and is organized into two operating segments: Craftmade International, Inc. ("Craftmade") and Trade Source International, Inc. ("TSI"). See Note 15 - Segment Information in the Notes to Consolidated Financial Statements for certain financial information about the Company's two segments. Craftmade, TSI, their wholly-owned subsidiaries, and their 50% owned investees are collectively referred to as the "Company".

CRAFTMADE - Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bath-strip lighting and related accessories to a nationwide network of over 1,600 lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. Craftmade completed an arrangement with Fanthing Electrical Corp. ("Fanthing"), which is located in Taichung, Taiwan, in August 1986 for the manufacture of ceiling fans designed to Craftmade's specifications. Craftmade's ceiling fan product line consists of over two dozen series of premium priced to lower priced ceiling fans and is distributed under the Craftmade(R) trade name. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bath-strip lighting and over forty designs of outdoor lighting are marketed under its Accolade(R) trade name. Craftmade purchases substantially all of its light kits from Sunlit Industries ("Sunlit"), in Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management's judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. Craftmade's national sales organization, which consists of 33 independent sales groups employing approximately 65 sales representatives, markets its products to its distribution network of lighting showrooms and electrical wholesalers. Craftmade also imports and distributes a variety of cables and components for the telephone and communications industries.

TSI - TSI is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. TSI's outdoor lighting consists of over one-hundred designs in different decorative finishes. The indoor lighting product line includes ceiling mount lighting fixtures and bath-strip lighting. TSI purchases substantially all of its products from manufacturers located in Asia, including Hong Kong.

FIFTY-PERCENT OWNED INVESTEES - The Company has a 50% ownership interest in two entities, Design Trends, LLC ("Design Trends") and Prime/Home Impressions, LLC ("PHI"). Design Trends markets portable table lamps, floor lamps, chandeliers and wall sconces designed by Patrick Dolan. PHI markets various fan accessories including universal down-rods, pull-chains and ceiling medallions.

CRAFTMADE PRODUCTS

CEILING FANS - Craftmade's ceiling fan product line consists of over two dozen fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade's fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade's light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Constantina, Crescent and Presidential series to various low-end builder series. Craftmade's fans come in five motor sizes, five blade sizes and over two dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Ceiling fans accounted for 42%, 43% and 43% of the Company's sales for fiscal years 2002, 2001 and 2000, respectively.

LIGHT KITS - Craftmade markets nearly eighty models of light kits, which consist of the glass shades and filters, in various colors which may be utilized with Craftmade's ceiling fans or other ceiling fans.

BATH-STRIP LIGHTING - Craftmade markets nearly two dozen series of bath-strip lighting in different lengths and decorative finishes under the Accolade(R) trade name. Craftmade plans to add finishes and series from time to time based on customer demand.

OUTDOOR LIGHTING - Craftmade markets over forty designs of outdoor lighting in different decorative finishes under the Accolade(R) trade name. Other outdoor products are also marketed under the TSI Prime brand, or under the retailers' private label. Styles include wall-mount, pendant and post-mount. Craftmade plans to add finishes and designs from time to time based on customer demand.

ACCESSORIES - Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal down-rods for use with ceiling fans. Accessory sales represented 11%, 12% and less than 10% of the Company's sales in fiscal years 2002, 2001 and 2000, respectively.

CABLE COMPONENTS - Craftmade distributes various cable components, including connectors and switches that it acquires from Asian manufacturers for use with computers and telephone board circuitry.

TSI PRODUCTS

LIGHTING - TSI markets over one hundred designs of lighting, including ceiling mount lighting fixtures, bath-strip lighting and outdoor lighting in a variety of decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand. The outdoor lighting is designed for either wall mounting or as a post-mounted fixture. TSI's sales of outdoor lighting represented 21%, 19% and 22% of the Company's sales in fiscal years 2002, 2001, and 2000, respectively. Indoor lighting represented, 12%, 12%, and 11%, respectively, of the Company's sales in fiscal years, 2002, 2001, and 2000.

INDOOR LIGHTING - During fiscal year 2000, the Company began marketing floor and table lamps, chandeliers and wall sconces designed by Pat Dolan to various mass merchandisers through Design Trends, a 50% owned investee. The program is merchandised in a mix and match system that enables the consumer to customize a lamp base and shade combination. Lampshades are displayed separately on a revolving carousel that economizes space. The smaller packaging of the lamp bases enables the retailer to display a greater number of SKUs in the same amount of space. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes.

ACCESSORIES - TSI also markets various fan accessories, including universal down-rods, pull-chains and ceiling medallions, to various mass merchandisers through PHI, a 50%-owned investee.

MANUFACTURING

Craftmade's ceiling fans, bath-strip lighting and substantially all of its light kits and certain accessories are produced by Fanthing and Sunlit. Craftmade selected Fanthing in August 1986 to manufacture all of its ceiling fans and certain fan accessories based on the Company's belief that Fanthing has the capability to produce and ship a wide variety of product on a cost effective basis while maintaining excellent quality control in the manufacturing process. In 1989, Craftmade and Fanthing entered into a formal written agreement that is terminable on 180 days prior notice. The written agreement does not obligate Fanthing to produce and sell fans to Craftmade in any specified quantity, nor does it obligate Fanthing to sell products to Craftmade at a fixed price. Fanthing is permitted under the arrangement to manufacture ceiling fans for other distributors provided such ceiling fans are not a replication of Craftmade's series or models. Fanthing also manufactures certain ceiling fan accessories, such as down-rods, which are sold by Craftmade independently of its ceiling fans.

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

Under a stock purchase agreement between the Company and Fancy Industrial, Inc. ("Fancy"), a Texas corporation and a wholly-owned subsidiary of Fanthing, the Company, at its option, may repurchase 227,691 shares of the Company's common stock owned by Fancy for an aggregate purchase price of $138,000. At June 30, 2002 and 2001, the fair value of the option approximated $3,461,000 and $2,551,000, respectively. Although the Company may exercise the repurchase option at any time, it currently does not intend to do so in light of its continuing relationship with Fanthing.

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

Craftmade purchases its bath-strip lighting and substantially all of its light kits from Sunlit. Light kit orders are placed independently of ceiling fan orders, but are also received in container-size lots generally consisting of up to 4,500 light kit units under payment and delivery arrangements similar to those for ceiling fans. Craftmade offers a variety of light kits in various finishes and colors, as well as a variety of fixtures designed for ceiling fans. Craftmade also offers a variety of glass selections for the various light fixtures, including blown glass, beveled glass and crystal. Fixtures and glass are shipped from Sunlit in the light kit containers.

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

DISTRIBUTION

Craftmade's products are marketed through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, outdoor lighting and accessories are distributed through 33 independent sales groups on a national basis. Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 65 sales representatives, who represent

Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During fiscal years 2002, 2001 and 2000, no single lighting showroom or electrical wholesaler accounted for more than 2% of Craftmade's sales.

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

All of TSI's sales are to mass merchandisers with two customers comprising the most significant portion of TSI's and the Company's sales, as follows:

                                    Customer A                                    Customer B
                       --------------------------------------       --------------------------------------
                       Percent of TSI's        Percent of           Percent of TSI's        Percent of
Fiscal Year                  Sales         Consolidated Sales            Sales          Consolidated Sales
-----------            ----------------    ------------------       ----------------    ------------------

2002                          59%                 19%                     12%                   4%
2001                          55%                 17%                     31%                  10%
2000                          56%                 18%                     25%                   8%

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

PRODUCT EXPANSION

Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During fiscal year 2002, Craftmade introduced six new series of fans (Celestial, Civic, Kona Bay, Impulse, Ol' Madrid and Velocity). The Company also expanded its selection of custom finishes by adding Carbon Fiber, English Toffee, Galvanized Steel and Graystone. Craftmade expanded its selection of complementary products by introducing its Superlative Collection, a large-size outdoor lantern product line comprised of 50 different styles, and a compact fluorescent line of outdoor lanterns comprised of twenty products, all of which were designed to meet Energy Star specifications.

SEASONALITY

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

EMPLOYEES

As of July 31, 2002, the Company employed a total of 130 full time employees, including three executive officers, two TSI officers, 18 managers, 30 clerical and administrative personnel, 19 marketing personnel; 47 warehouse personnel and 11 Design Trends/shipping/production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

The Company's headquarters are located in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space, which is owned by the Company and is used by both Craftmade and TSI. The Company's management believes that this Company-owned facility will be sufficient for its purposes for the foreseeable future. See Note 5 - Note Payable in the Notes to Consolidated Financial Statements for a discussion of the Company's term loan used to finance the Company's acquisition of this facility.

The Company also leases permanent display facilities at the Dallas Trade Mart, which are used by both Craftmade and TSI. The lease provides for monthly rental payments of $6,372 per month from July 1, 2002 through April 30, 2003, and $6,632 per month from May 1, 2003 through April 30, 2004 with three percent annual increases thereafter. The lease expires April 30, 2007.

TSI leases office space from an affiliate of TSI in El Dorado Hills, California. This lease is for $7,500 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any material legal or administrative proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The initial public offering price of the Company's common stock in April 1990 was $1.55 per share, adjusted for the Company's three-for-two stock splits effective October 30, 1998 and October 31, 1997. The common stock trades on Nasdaq National Market System under the symbol CRFT.

The following table sets forth, for the periods indicated, the high and low bid information per share of common stock on the Nasdaq National Market System, as reported by Nasdaq.

                                                                                                      Dividends
                                                                        High            Low           per share
                                                                     -----------     -----------     -----------
         Fiscal Year Ended June 30, 2001:
             First Quarter                                           $      8.75     $      6.38     $       .04
             Second Quarter                                                 8.75            6.50             .07
             Third Quarter                                                  7.94            6.56             .07
             Fourth Quarter                                                13.10            6.20             .07

         Fiscal Year Ended June 30, 2002:
             First Quarter                                           $     14.65     $      9.10     $       .07
             Second Quarter                                                16.89           11.08             .07
             Third Quarter                                                 17.84           12.80             .07
             Fourth Quarter                                                19.05           12.39             .07

         Fiscal Year Ended June 30, 2003:
             First Quarter (Through September 19, 2002)              $     15.39     $     12.21

Computershare Investor Services, 1601 Elm Street, Suite 4340, Dallas, Texas 75201, is the transfer agent and registrar for the Company's common stock.

HOLDERS

On September 19, 2002, there were 106 holders of record of the Company's common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average of exercise price of such outstanding options, and (iii) the number of securities remaining available for future issuance, under (a) equity compensation plans that have been approved by security holders and (b) equity compensation plans that have not been approved by security holders of the Company.

                                    (a)                         (b)                              (c)
                                                                                   NUMBER OF SECURITIES REMAINING
                          NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE EXERCISE      AVAILABLE FOR FUTURE ISSUANCE
                          BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING       UNDER EQUITY COMPENSATION PLANS
                          OF OUTSTANDING OPTIONS,       OPTIONS WARRANTS AND            (EXCLUDING SECURITIES
     PLAN CATEGORY          WARRANTS AND RIGHTS                RIGHTS                 REFLECTED IN COLUMN (a))
     -------------        -----------------------    -------------------------     -------------------------------

1999 Stock Option Plan              126,000                        6.75                          100,000

2000 Non-Employee
Director Plan                        13,500                        9.66                           61,500
                                -----------                                                  -----------

Total                               139,500                        6.93                          161,500
                                ===========                                                  ===========

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data in the tables below are for the five fiscal years ended June 30, 2002. The data should be read in conjunction with the financial statements and notes, which are included elsewhere herein. Effective July 1, 1998 the Company acquired TSI. This acquisition may affect the comparability of the information contained in the tables below.

                                                               For the years ended
                                      ----------------------------------------------------------------------
                                                      (in thousands, except per share data)
                                       June 30,       June 30,       June 30,       June 30,       June 30,
                                         2002           2001           2000           1999           1998
                                      ----------     ----------     ----------     ----------     ----------
Selected Operating Results:

Net sales                             $   73,509     $   71,107     $   75,098     $   75,656     $   40,903
Gross profit                              23,328         22,380         22,028         23,424         14,242
Net income                                 6,160          4,687          4,280          5,689          3,046
Basic earnings per common
   share                                    1.04            .79            .63            .76            .46
Diluted earnings per common
   Share                                    1.03            .79            .63            .76            .46
Cash dividends declared
   per common share                   $      .28     $      .25     $      .10     $      .08     $      .08
Basic common
    shares outstanding                     5,937          5,933          6,781          7,523          6,544
Diluted common
    shares outstanding                     6,001          5,942          6,781          7,535          6,557

                                       June 30,       June 30,       June 30,       June 30,       June 30,
                                         2002           2001           2000           1999           1998
                                      ----------     ----------     ----------     ----------     ----------
Summary Balance Sheet:

Current assets                        $   27,539     $   36,868     $   31,718     $   25,585     $   18,974
Current liabilities                       16,122         26,262         20,905         16,052          8,837
Long-term debt                             5,746          8,076          8,588          4,677          6,077
Total assets                              44,492         52,361         46,540         44,178         28,350
Stockholders' equity                      22,624         17,782         16,959         23,363         13,338
Book value per common share           $     3.81     $     3.02     $     2.74     $     3.16     $     2.03

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

With the exception of historical information, the matters discussed in this Item 7 and elsewhere in this Annual Report on Form 10-K contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of the Design Trends portable lamp program, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, exchange rate fluctuations in the U.S. and Taiwanese dollar, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company's primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Critical Accounting Policies

The Company's management discussion and analysis of its financial condition and results of operations following are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company's estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for our conclusions. The Company continually evaluates the information used to make these estimates as our business and the economic environment changes. The Company's management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies.

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

Inventories

Inventories are the Company's largest asset class. The Company's inventories are primarily comprised of finished goods and are recorded at the lower of cost or market using the average cost method. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2002 compared to fiscal year ended June 30, 2001.

Net Sales - Net sales increased $2,402,000 to $73,509,000 for the year ended June 30, 2002 from $71,107,000 for the year ended June 30, 2001. Sales of the Craftmade division increased 2.6% or $1,284,000, to $49,798,000 from $48,514,000 for the year ended June 30, 2001. The increase in sales of the Craftmade division was primarily due to an increase in Craftmade's sales of outdoor lighting which generated incremental revenue of $1,070,000 compared to the prior year period. Sales of the TSI division increased 4.9%, or $1,118,000, to $23,711,000 from $ 22,593,000 for the year ended June 30, 2001. The increase was attributable to additional direct shipment sales of outdoor lighting to a mass retail customer.

Gross Profit - Gross profit increased to 31.7% of sales, or $ 23,328,000, for the year ended June 30, 2002 compared to 31.5% of sales, or $ 22,380,000, for the year ended June 30, 2001. The gross margin of the Craftmade division increased to 39.3% of sales for the year ended June 30, 2002 from 37.6% of sales for the year ended June 30, 2001. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. Gross profit of the TSI division declined to $3,733,000, or 15.7% of sales, for the year ended June 30, 2002 compared to $4,151,000, or 18.4% of TSI's sales, for the year ended June 30, 2001. The decline in the gross margin of TSI was primarily due to an inventory write down of approximately $500,000 that was taken during fiscal 2002 to record discontinued items at their net realizable value.

Selling, General and Administrative Expenses - Total selling, general and administrative ("SG&A") expenses of the Company increased $740,000 to $14,975,000, or 20.4% of net sales, for the year ended June 30, 2002 from $14,235,000, or 20.0% of net sales, for the year ended June 30, 2001. Total SG&A expenses of the Craftmade division increased $400,000 to $11,539,000 or 23.2% of net sales, compared to $11,139,000 or 23.0% of Craftmade's net sales, in the previous year. The increase in SG&A expenses of the Craftmade division was primarily related to costs associated with the implementation of the Company's logistics and accounting systems upgrade. Total SG&A expenses of TSI increased $340,000 to $3,436,000 or 14.5% of sales compared to $3,096,000 or 13.7% of net sales, for the year ended June 30, 2001. The increase in TSI's SG&A expenses as a percentage of sales was primarily due to an increase in payroll related SG&A expenses.

Net Interest Expense - Net interest expense declined $900,000 to $886,000 for the year ended June 30, 2002 from $1,786,000 for the previous year. This decline was primarily the result of a decrease in the amounts outstanding under the Company's revolving line of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees Before Income Taxes - Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $584,000 to $2,622,000 from $2,038,000 for the year ended June 30, 2002. The increase in income from these investees was due to an increase in sales of Design Trends' portable lamp program which generated $13,200,000 in incremental revenue during the year.

Provision for Income Taxes - The provision for income taxes increased to $3,360,000, or 35.3% of income before taxes for the year ended June 30, 2002 from $2,811,000, or 37.5% of income before taxes for the year ended June 30, 2001.

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

Equity in Earnings of 50% Owned Investees Before Income Taxes - Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $887,000 to $2,038,000 from $1,151,000 for the years ended June 30, 2001 and 2000, respectively. The increase in income from investees was due to an increase in sales of Design Trends' portable lamp program which generated $11,917,000 in incremental revenue during the period.

Provision for Income Taxes - The provision for income taxes increased to $2,811,000, or 37.5% of income before taxes for the year ended June 30, 2001 from $2,583,000, or 37.6% of income before taxes for the year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 2002.

The Company's cash decreased $99,000 from $723,000 at June 30, 2001 to $624,000 at June 30, 2002. The Company's operating activities provided cash of $13,979,000 during the year ended June 30, 2002 compared to $1,639,000 during the year ended June 30, 2001. This cash flow was primarily attributable to the Company's net income, a reduction in the Company's receivable from Design Trends, its 50% owned investee, and a reduction in TSI's inventory levels.

Cash used for investing activities of $696,000 was related to additions to property and equipment, primarily for costs associated with the implementation of the Company' logistics and accounting systems upgrade.

Cash used for financing activities of $13,382,000 was primarily the result of
(i) the repurchase of 17,000 shares of the Company's common stock at an aggregate cost of $235,000, (ii) principal payments of $2,146,000 on the Company's notes payable, (iii) principal payments or $9,766,000 on the Company's line of credit, and (iv) cash dividends of $1,666,000. These amounts were partially offset by proceeds of $431,000 from the exercise of employee stock options.

On November 6, 2001, the Company entered into a Credit Agreement with The Frost National Bank ("Frost"), pursuant to which Frost agreed to provide the Company with a $20,000,000 line of credit. The Credit Agreement with Frost replaced the Company's existing $20,000,000 line of credit with J.P. Morgan Chase & Co. ("Chase") and Frost. The terms of the Company's new line of credit with Frost are substantially identical to the Company's preceding line of credit. The Company chose to obtain its line of credit solely from Frost, rather than a syndicate of Frost and Chase, because the Company currently maintains its banking accounts with Frost, and the use of Frost exclusively will permit the Company to facilitate more rapid payments with respect to the line of credit, which the Company believes will result in a reduction of interest expense. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003. The line of credit is collateralized by inventory, accounts receivable and equipment of the Company.

At June 30, 2002, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its line credit, of which $9,034,000 had been utilized.

At June 30, 2002, $6,442,000 remained outstanding under the note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

As a result of the terms of the Company's note payable on its operating facility, the Company is subject to market risk associated with adverse changes in interest rates. In an effort to reduce this market risk, the Company entered into an interest rate swap agreement (the "Swap Agreement") with Chase during the first quarter of fiscal 2000, which was held by the Company for non-trading purposes. As discussed above, in November 2001, the Company transferred its line of credit from Chase to Frost. In connection with this transfer, the Company and Chase agreed to terminate the Swap Agreement, and Chase paid the Company $61,500 in connection with this termination.

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

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit, of which $1,169,000 had been utilized. Craftmade is the guarantor on this line of credit. Design Trends utilizes the Company's lines of credits described above. To satisfy anticipated demand for the portable lamp program, Design Trends maintained an inventory level of $2,180,000 at June 30, 2002. This program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

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

CONTRACTUAL OBLIGATIONS

The table below, as well as the information contained Note 5 - "Note Payable" and Note 12 - "Commitments and Contingencies" to our financial statement, summarizes our various repayment requirements.

(in thousands)                                     June 30,
---------------------------------------------------------------------------------------------------------------
                           2003         2004         2005         2006         2007      Thereafter     Total
                         --------     --------     --------     --------     --------    ----------    --------
Debt principal           $    696     $    756     $    821     $    892     $    969     $  2,308     $  6,442
Debt interest                 509          449          384          313          236           98        1,989
Operating leases              217          119           82           84           87           --          589
                         --------     --------     --------     --------     --------     --------     --------
                         $  1,422     $  1,324     $  1,287     $  1,289     $  1,292     $  2,406     $  9,020
                         ========     ========     ========     ========     ========     ========     ========

At June 30, 2002, the Company has a $20,000,000 line of credit with a financial institution at an interest rate of prime less .5% (4.75% at June 30, 2002), of which $9,034,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003. In addition, PHI had $3,000,000 available on its line of credit, of which $1,169,000 had been utilized. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature April 16, 2003. Craftmade is the guarantor on PHI's line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - In October 2001 the Financial Accounting Standards Board issued FASB Statement No. 144 ("FAS 144"), "Accounting for the Impairment of Long-Lived Assets." FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. FAS 144 develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of FAS 144 is not expected to have a material effect on the consolidated financial statements.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES - On June 28, 2002 the Financial Accounting Standards Board issued FASB Statement No. 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Earlier application is encouraged. Retroactive application of FAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. The adoption of FAS 146 is not expected to have a material effect on the consolidated financial statements.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal controls or in other factors that significantly changed internal controls during the fiscal year ended June 30, 2002.

INFLATION

Generally, inflation has not had, and the Company does not expect it to have, a material impact upon operating results. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement.

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

At June 30, 2002, the Company had a $20,000,000 line of credit (the "Craftmade Line of Credit") with Frost at an interest rate of prime less 5%, of which $9,034,000 was outstanding. At June 30, 2002 the prime rate was equal to 4.75%. The Craftmade Line of Credit is due on demand; however, if not demand is made, it is scheduled to mature October 31, 2003.

In addition, at June 30, 2002, PHI had a $3,000,000 line of credit (the "PHI Line of Credit") with Wachovia Bank, N.A. at an interest rate of the one-month LIBOR plus 2%, of which $1,169,000 was outstanding. At June 30, 2002 the one-month LIBOR rate was equal to 1.84%. The PHI Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature April 16, 2003.

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

Under the Craftmade Line of Credit, using the June 30, 2002 outstanding balance, for each one-percentage point (1%) incremental increase in the prime rate, the Company's annualized interest expense would increase by approximately $90,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $450,000.

Under the PHI Line of Credit, using the June 30, 2002 outstanding balance , for each one-percentage point (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $12,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $60,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. %. As of September 23, 2002, one U.S. dollar equaled $34.73 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal year ended June 30, 2002, the Company purchased approximately $15,445,000 of products from Fanthing. Under the Company's understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $386,000 based on the Company's purchases during the fiscal year ended June 30, 2002. A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annual increase in cost of goods sold of approximately $1,931,000, based on the Company's purchases during the fiscal year ended June 30, 2002. A $10 incremental appreciation of the Taiwanese dollar would result in an annual increase of approximately

$3,861,000, based on the Company's purchases during the fiscal year ended June 30, 2002. These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on the Company's purchases from Fanthing for the fiscal year ended June 30, 2002. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to future years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included under Item 14(a)(1) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Company's directors and nominees for election as directors of the Company is incorporated herein by reference from the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, specifically the discussion under the headings "Election of Directors - General," "-Nominees," "-Executive Officers" and "-Section 16(a) Beneficial Ownership Reporting Compliance." It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in October 2002.

ITEM 11. EXECUTIVE COMPENSATION

The discussion under "Election of Directors - Director Compensation," "-Executive Compensation,""-Option Exercises and Holdings," "-Employment Contracts and Termination of Employment Arrangements," "-Board Compensation Committee Report on Executive Compensation" and "-Stock Performance Graph" in the Company's Proxy Statement is incorporated herein by reference.

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

          10.26 - Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association, filed as
                  Exhibit 10.26 to the Company's quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

          10.27 - Termination Agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JP Morgan Chase Bank, filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

             21 - Subsidiaries of the Registrant.

(d) All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2002.

CRAFTMADE INTERNATIONAL, INC.


By:      /s/ James Ridings
         ----------------------------------------
           James Ridings, Chairman of the Board,
           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Capacity                                    Date
----------                                  --------                                    ----

/s/ James Ridings                           Chairman of the Board, President,           September 30, 2002
------------------------------              Chief Executive Officer and
James Ridings                               Director (Principal Executive
                                            Officer)

/s/ Clifford Crimmings                      Vice President Marketing and                September 30, 2002
------------------------------              Director
Clifford Crimmings

/s/ Kathy Oher                              Chief Financial Officer, Vice               September 30, 2002
------------------------------              President and Director
Kathy Oher                                  (Principal Financial and
                                            Accounting Officer)

/s/ Neall Humphrey                          President of Trade Source                   September 30, 2002
------------------------------              International, Inc. and Director
Neall Humphrey

/s/ John DeBlois                            Executive Vice President of Trade           September 30, 2002
------------------------------              Source International, Inc.
John DeBlois                                and Director

/s/ A. Paul Knuckley                        Director                                    September 30, 2002
------------------------------
A. Paul Knuckley

/s/ Jerry E. Kimmel                         Director                                    September 30, 2002
------------------------------
Jerry E. Kimmel

/s/ Lary Snodgrass                          Director                                    September 30, 2001
------------------------------
Lary Snodgrass

                                 CERTIFICATIONS
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, James R. Ridings, certify that:

1. I have reviewed this annual report on Form 10-K of Craftmade International, Inc.;

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



Date: September 30, 2002                              /s/ James R. Ridings
                                                      --------------------------
                                                      James R. Ridings
                                                      President and
                                                      Chief Executive Officer

I, Kathleen B. Oher, certify that:

1. I have reviewed this annual report on Form 10-K of Craftmade International, Inc.;

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



Date: September 30, 2002                              /s/ Kathleen B. Oher
                                                      --------------------------
                                                      Kathleen B. Oher
                                                      Chief Financial Officer

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Craftmade International, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Craftmade International, Inc. and its subsidiaries (the "Company") at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers  LLP


Fort Worth, Texas
August 20, 2002

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                        FOR THE YEAR ENDED
                                             ----------------------------------------
                                              June 30,       June 30,       June 30,
                                                2002           2001           2000
                                             ----------     ----------     ----------

Net sales                                    $   73,509     $   71,107     $   75,098
Cost of goods sold                               50,181         48,727         53,070
                                             ----------     ----------     ----------

Gross profit                                     23,328         22,380         22,028
                                             ----------     ----------     ----------

Selling, general and
     administrative expenses                     14,975         14,235         13,955
Interest expense, net                               886          1,786          1,494
Depreciation and amortization                       569            899            867
                                             ----------     ----------     ----------

         Total expenses                          16,430         16,920         16,316
                                             ----------     ----------     ----------

Income before equity in earnings
     of 50% owned investees and
     income taxes                                 6,898          5,460          5,712

Equity in earnings of
     investees before income taxes                2,622          2,038          1,151
                                             ----------     ----------     ----------

Income before income taxes                        9,520          7,498          6,863

Provision for income taxes                        3,360          2,811          2,583
                                             ----------     ----------     ----------

Net income                                   $    6,160     $    4,687     $    4,280
                                             ==========     ==========     ==========

Basic earnings per common share              $     1.04     $     0.79     $     0.63
                                             ==========     ==========     ==========

Diluted earnings per common share            $     1.03     $     0.79     $     0.63
                                             ==========     ==========     ==========

Cash dividends declared
  per common share                           $     0.28     $     0.25     $     0.10
                                             ==========     ==========     ==========

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        June 30,        June 30,
                                                          2002            2001
                                                       ----------      ----------

                                                            (In thousands)
Current assets:
    Cash                                               $      624      $      723
    Accounts receivable - net of
         allowance of $150,000 and $150,000,
         respectively                                      15,077          13,308
    Receivables from 50% owned investees                    2,227           8,271
    Inventories                                             8,570          12,650
    Deferred income taxes                                     588             758
    Prepaid expenses and other
         current assets                                       453           1,158
                                                       ----------      ----------

    Total current assets                                   27,539          36,868

Property and equipment, net
    Land                                                    1,535           1,535
    Building                                                7,784           7,784
    Office furniture and equipment                          3,694           2,998
    Leasehold improvements                                    253             253
                                                       ----------      ----------
                                                           13,266          12,570

Less: accumulated depreciation                             (3,460)         (2,900)
                                                       ----------      ----------

    Total property and equipment, net                       9,806           9,670

Goodwill, net of accumulated
    amortization of $1,204,000                              4,735           4,735
Deferred income taxes                                         156              --
Investment in 50% owned investees                           2,244           1,049
Other assets                                                   12              39
                                                       ----------      ----------

    Total other assets                                      7,147           5,823
                                                       ----------      ----------

Total assets                                           $   44,492      $   52,361
                                                       ==========      ==========

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             June 30,        June 30,
                                                               2002            2001
                                                            ----------      ----------

                                                                  (In thousands)
Current liabilities:
    Note payable - current                                  $      696      $      512
    Revolving line of credit                                     9,034          18,800
    Accounts payable                                             3,067           4,124
    Commissions payable                                            274             301
    Income taxes payable                                           567             719
    Accrued liabilities                                          2,484           1,806
                                                            ----------      ----------
    Total current liabilities                                   16,122          26,262

Other non-current liabilities:
    Deferred income taxes                                           --             241
    Note payable - long term                                     5,746           8,076
                                                            ----------      ----------

    Total liabilities                                           21,868          34,579
                                                            ----------      ----------
Stockholders' equity:
    Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                           32              32
    Common stock, $.01 par value,
         15,000,000 shares authorized, 9,390,535 and
         9,326,535 shares issued, respectively                      94              93
Additional paid-in capital                                      13,261          12,683
Unearned deferred compensation                                     (76)           (108)
Retained earnings                                               30,380          25,886
Accumulated other comprehensive income                              --              28
                                                            ----------      ----------
                                                                43,691          38,614
    Less:  treasury stock, 3,446,477 and
         3,429,477 common shares at cost,
         and 32,000 preferred shares at cost                   (21,067)        (20,832)
                                                            ----------      ----------
         Total stockholders' equity                             22,624          17,782
                                                            ----------      ----------
Commitments and contingencies (Note 12)

Total liabilities and stockholders' equity                  $   44,492      $   52,361
                                                            ==========      ==========

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the years ended June 30,
                                                            ------------------------------------------

                                                               2002            2001            2000
                                                            ----------      ----------      ----------
                                                                          (In thousands)
Cash flows from operating activities:                       $    6,160      $    4,687      $    4,280
Net income
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                 569             899             867
     Provision for bad debts                                       187             118             113
     Stock compensation expense                                     33              54              --
     Deferred income taxes                                        (227)           (143)            (16)
     Equity in earnings of 50% owned investees                  (2,622)         (2,038)         (1,151)
     Distributions received from
              50% owned investees                                1,322           1,160           1,369
Change in assets and liabilities
     providing (using) cash:
     Accounts receivable                                        (1,956)          2,431          (2,273)
     Receivables from 50% owned investees                        6,149          (7,544)           (775)
     Inventory                                                   4,080             126            (900)
     Prepaid expenses and other assets                             696            (231)            129
     Accounts and commissions payable                           (1,085)            942            (908)
     Income taxes payable                                           (5)            709            (436)
     Accured liabilities                                           678             469             923
                                                            ----------      ----------      ----------
Net cash provided by operating activities                       13,979           1,639           1,222
                                                            ----------      ----------      ----------

Cash flows from investing activities:
     Additions to property and equipment                          (696)           (761)           (214)
                                                            ----------      ----------      ----------
Net cash used for investing activities                            (696)           (761)           (214)
                                                            ----------      ----------      ----------

Cash flows from financing activities:
     Principal payments on note payable                         (2,146)           (474)           (728)
     Proceeds from additional borrowings
              on note payable                                       --              --           4,316
     Net proceeds from (repayments on)
              line of credit                                    (9,766)          3,200           5,600
     Stock repurchase                                             (235)         (2,559)        (10,012)
     Cash dividends                                             (1,666)         (1,455)           (672)
     Proceeds from exercise of employee
              stock options                                        431              68              --
                                                            ----------      ----------      ----------
Net cash used for financing activities                         (13,382)         (1,220)         (1,496)
                                                            ----------      ----------      ----------

Net (decrease) in cash                                             (99)           (342)           (488)
Cash at beginning of year                                          723           1,065           1,553
                                                            ----------      ----------      ----------
Cash at end of year                                         $      624      $      723      $    1,065
                                                            ==========      ==========      ==========

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosures of cash flow information:

                                                       For the years ended June 30,
                                                 ----------------------------------------
                                                    2002           2001           2000
                                                 ----------     ----------     ----------
                                                              (In thousands)

Cash paid during the year for:
   Interest                                      $      973     $    1,889     $    1,533
                                                 ==========     ==========     ==========
   Income taxes                                  $    2,926     $    2,336     $    3,009
                                                 ==========     ==========     ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2002


          (In thousands)

                                                   VOTING COMMON STOCK       SERIES A     ADDITIONAL     UNEARNED
                                                -------------------------    PREFERRED      PAID-IN      DEFERRED       RETAINED
                                                  Shares        Amount         STOCK        CAPITAL    COMPENSATION     EARNINGS
                                                -----------   -----------   -----------   -----------  ------------    -----------
         Balance as of June 30, 1999                  9,317   $        93   $        32   $    12,453   $        --    $    19,046

         Treasury stock purchases                        --            --            --            --            --             --

         Cash dividends                                  --            --            --            --            --           (672)

         Net income                                      --            --            --            --            --          4,280
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2000                           9,317            93            32        12,453            --         22,654

Comprehensive Income:

         Net income                                      --            --            --            --            --          4,687

         Income on derivative financial
          instrument, net of tax of $10                  --            --            --            --            --             --
                                                -----------   -----------   -----------   -----------   -----------    -----------

         Total comprehensive income                      --            --            --            --            --          4,687

         Stock option grants                             --            --            --           162          (162)            --

         Deferred compensation earned                    --            --            --            --            54             --

         Treasury stock purchases                        --            --            --            --            --             --

         Exercise of employee stock options              10            --            --            68            --             --

         Cash dividends                                  --            --            --            --            --         (1,455)
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2001                           9,327            93            32        12,683          (108)        25,886

Comprehensive income:

         Net income                                                                                                          6,160

         Termination of derivative
          financial instrument
                                                -----------   -----------   -----------   -----------   -----------    -----------

         Total comprehensive income                                                                                          6,160

         Deferred compensation earned                                                                            32

         Treasury stock purchases

         Exercise of employee stock options              64             1                         578

         Cash dividends                                                                                                     (1,666)
                                                -----------   -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2002                           9,391   $        94   $        32   $    13,261   $       (76)   $    30,380
                                                ===========   ===========   ===========   ===========   ===========    ===========

          (In thousands)
                                                 ACCUMULATED
                                                    OTHER             TREASURY STOCK
                                                COMPREHENSIVE    -------------------------
                                                    INCOME         Shares        Amount          Total
                                                -------------    -----------   -----------    -----------
         Balance as of June 30, 1999              $        --          1,950   $    (8,261)   $    23,363

         Treasury stock purchases                          --          1,198       (10,012)       (10,012)

         Cash dividends                                    --             --            --           (672)

         Net income                                        --             --            --          4,280
                                                  -----------    -----------   -----------    -----------
Balance as of June 30, 2000                                --          3,148       (18,273)        16,959

Comprehensive Income:

         Net income                                        --             --            --          4,687

         Income on derivative financial
          instrument, net of tax of $10                    28             --            --             28
                                                  -----------    -----------   -----------    -----------

         Total comprehensive income                        28             --            --          4,715

         Stock option grants                               --             --            --             --

         Deferred compensation earned                      --             --            --             54

         Treasury stock purchases                          --            313        (2,559)        (2,559)

         Exercise of employee stock options                --             --            --             68

         Cash dividends                                    --             --            --         (1,455)
                                                  -----------    -----------   -----------    -----------
Balance as of June 30, 2001                                28          3,461       (20,832)        17,782

Comprehensive income:

         Net income                                                                                 6,160

         Termination of derivative
          financial instrument                            (28)                                        (28)
                                                  -----------    -----------   -----------    -----------

         Total comprehensive income                       (28)                                      6,132

         Deferred compensation earned                                                                  32

         Treasury stock purchases                                         17          (235)          (235)

         Exercise of employee stock options                                                           579

         Cash dividends                                                                            (1,666)
                                                  -----------    -----------   -----------    -----------
Balance as of June 30, 2002                       $        --          3,478   $   (21,067)   $    22,624
                                                  ===========    ===========   ===========    ===========

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Craftmade International, Inc., a Delaware corporation, is organized into two operating segments: Craftmade International, Inc. ("Craftmade") and Trade Source International, Inc. ("TSI"). Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. Craftmade also imports and distributes a variety of cables and components for the telephone and communications industries. TSI, a wholly-owned subsidiary acquired July 1, 1998, and two 50% owned investees, Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC ("Design Trends"), are principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. Craftmade, TSI, their wholly-owned subsidiaries and 50% owned investees are collectively referred to as the "Company".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company's consolidated financial statements include the accounts of all wholly-owned subsidiaries; 50% owned investees are accounted for using the equity method.

All intercompany accounts and transactions have been eliminated. The functional currency of the Company's foreign investees is the United States dollar.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade's customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2002, Craftmade had no significant concentration of credit risk. As part of its ongoing control procedures, TSI monitors the creditworthiness of its customers thereby mitigating the effect of any concentration of credit risk. All of TSI's sales are to mass merchandisers with two customers comprising the most significant portion as follows:

                                    Customer A                                    Customer B
                       --------------------------------------       --------------------------------------
                       Percent of TSI's        Percent of           Percent of TSI's        Percent of
Fiscal Year                  Sales         Consolidated Sales            Sales          Consolidated Sales
-----------            ----------------    ------------------       ----------------    ------------------

2002                          59%                 19%                     12%                   4%
2001                          55%                 17%                     31%                  10%
2000                          56%                 18%                     25%                   8%

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

Depreciation and amortization expense for the years ended June 30, 2002, 2001 and 2000 approximated $569,000, $503,000 and $455,000, respectively.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews potential impairments of long-lived assets and certain identifiable Intangibles on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows undiscounted and before interest from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value.

GOODWILL - Goodwill relates to Craftmade's acquisition of TSI in fiscal 1999. In accordance with SFAS 142, "Goodwill and Intangible Assets", which was adopted by the Company effective July 2001, goodwill is no longer being amortized. On an annual basis, and when there is reason to suspect that its value has been impaired by comparing its carrying value to its market value, goodwill will be tested for impairment by comparing its carrying value to its fair value. If indicated, an impairment loss will be recorded. Goodwill amortization of $396,000 and $412,000 for the years ended June 30, 2001 and 2000, respectively, has been recorded in the accompanying consolidated statements of income.

REVENUE RECOGNITION - The Company recognizes revenue when the customer takes title to the product and the related risks and rewards of ownership of the products have transferred to the customer. The Company records estimated incentives payable to the customer at a future date as a reduction of revenue at the time revenues are recorded. Income and costs from shipping and handling charges paid by the customer are recorded as sales and costs of goods sold, respectively.

ADVERTISING COST - The Company's advertising expenditures consist primarily of print advertising programs, and are expensed as incurred or used. Advertising expense for the years ended June 30, 2002, 2001 and 2000, was $1,326,000, $1,160,000 and $1,014,000, respectively. Prepaid advertising costs at June 30, 2002 and 2001 were $226,000 and $305,000, respectively. Prepaid advertising costs will be reflected as an expense during the period used.

INCOME TAXES - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign investees. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized.

The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company adopted Statement on Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", on July 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. At June 30, 2002, the Company did not have any outstanding derivative instruments.

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

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - In October 2001 the Financial Accounting Standards Board issued FASB Statement No. 144 ("FAS 144"), "Accounting for the Impairment of Long-Lived Assets". FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. FAS 144 develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of FAS 144 is not expected to have a material effect on the consolidated financial statements.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES - On June 28, 2002 the Financial Accounting Standards Board issued FASB Statement No. 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Earlier application is encouraged. Retroactive application of FAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. The adoption of FAS 146 is not expected to have a material effect on the consolidated financial statements.

NOTE 3 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI is as follows for the year ended:

                                                   June 30          June 30          June 30
                                                     2002             2001             2000
                                                 ------------     ------------     ------------
Net sales                                        $ 32,541,000     $ 21,107,000     $  9,974,000
Gross profit                                        8,595,000        6,714,000        3,682,000
Income before income taxes                          5,033,000        3,907,000        2,296,000

                                                   June 30          June 30
                                                     2002             2001
                                                 ------------     ------------
Accounts receivable - net                        $  6,354,000     $  5,907,000
Inventories                                         2,758,000        6,804,000
Total current assets                               10,083,000       13,617,000
Total assets                                       13,277,000       16,087,000
Revolving line of credit                            1,169,000        1,800,000
Total current liabilities                           9,939,000       14,345,000
Total liabilities                                   9,939,000       14,345,000
Total partner capital                               3,338,000        1,742,000

The Company received distributions of $1,322,000, $1,160,000, and $1,369,000, in 2002, 2001 and 2000 respectively, from these two 50% owned investees.

The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

NOTE 4 - REVOLVING LINE OF CREDIT

At June 30, 2002, the Company has a $20,000,000 line of credit with a financial institution at an interest rate of prime less .5% (4.25% at June 30, 2002), of which $9,034,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003. This line of credit is collateralized by inventory, accounts receivable and equipment of the Company. Company utilizes borrowings under this line of credit to partially fund its working capital needs as well as the working capital needs of Design Trends.

The line of credit contain certain financial covenants, which include tangible net worth, funded debt to EBITDA ratio, capital expenditures and common stock repurchases. The Company has complied with the covenants as of and for the year ended June 30, 2002.

NOTE 5 - NOTE PAYABLE

Craftmade has a term loan to finance its home office and warehouse with an original principal balance of $9,200,000. At June 30, 2002 the loan bears interest at 8.302%. The loan is payable in equal monthly installments of principal and interest of $100,378 with a final balloon payment of $1,793,752 when the loan matures on January 1, 2008. The loan is collateralized by the building and land.

Scheduled maturities of the note payable are as follows (in thousands):

                           Fiscal Year
                           -----------
                             2003                                  $  696
                             2004                                     756
                             2005                                     821
                             2006                                     892
                             2007                                     969
                             Thereafter                             2,308
                                                                   ------
                                                                   $6,442
                                                                   ======

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 29, 2003, to manage its exposure to interest rate movements by effectively converting a portion of its long-term facility debt from fixed to variable rates. The derivative instrument was terminated in November 2001 and the Company received $61,500 in connection with this termination.

NOTE 7 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 2002, 2001 and 2000 consist of the following:

                                                2002            2001            2000
                                             ----------      ----------      ----------
                                                           (In thousands)
Current expense:
         Federal                             $    3,300      $    2,596      $    2,270
         State                                      191             147             142
         Foreign                                     96             211             187
                                             ----------      ----------      ----------
Total current expense                             3,587           2,954           2,599

Total deferred benefit                             (227)           (143)            (16)
                                             ----------      ----------      ----------

Provision for income taxes                   $    3,360      $    2,811      $    2,583
                                             ==========      ==========      ==========

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2002 and 2001 are as follows:

                                                         2002            2001
                                                      ----------      ----------
                                                            (In thousands)

         Inventories                                  $      689      $      477
         Accounts receivable reserves                         56              48
         Vendor program accruals                             268             316
         Vacation                                             78              67
         Investment in 50% owned investees                   374             125
         Other                                                50              72
                                                      ----------      ----------
             Total deferred tax assets                     1,515           1,105
                                                      ----------      ----------
         Depreciation and amortization                      (275)           (183)
         Foreign taxes                                      (496)           (405)
                                                      ----------      ----------
             Total deferred tax liabilities                 (771)           (588)
                                                      ----------      ----------
                                                      $      744      $      517
                                                      ==========      ==========

The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 2002, 2001 and 2000 are as follows:

                                                               2002             2001            2000
                                                            ----------       ----------      ----------
                                                                           (In thousands)
     Tax at the statutory corporate rate                    $    3,237       $    2,550      $    2,333
     State income taxes, net of federal benefit                    170               60              94
     Goodwill amortization                                          --              135             140
     Other                                                         (47)              66              16
                                                            ----------       ----------      ----------

      Provision for income taxes                            $    3,360       $    2,811      $    2,583
                                                            ==========       ==========      ==========

     Effective tax rate                                             35%              38%             38%
                                                            ==========       ==========      ==========

NOTE 8 - TRANSACTIONS WITH 50% OWNED INVESTEES

There are no sales between the Company and its 50% investees or between the investees, The investees utilize the Company's Coppell, Texas distribution facility and Company personnel in the conduct of their operations.

The Company charges Design Trends for facility rent and payroll costs for those full time Company employees when hey work directly in Design Trends operations. Facility rent is based on total square footage occupied by Design Trends and payroll costs represent actual costs for those employees. No allocation of indirect personnel costs, including management level personnel, is included in the charge to Design Trends.

The Company utilizes borrowings under its line of credit to provide Designs Trends with advances for its working capital needs. The Company charges Design Trends interest on these advances at the bank's prime rate plus two percentage points and interest is calculated on the average outstanding monthly balance.

PHI reimburses the company $30,000 per month for general warehouse and administrative expenses.

Craftmade's charges to its 50% owned investees are summarized as follows:

                                                                    Year ending
                                                         2002           2001           2000
                                                      ----------     ----------     ----------
         Rent - Design Trends                         $  330,000     $  225,000             --
         Payroll - Design Trends                      $  700,000     $  300,000             --
         Interest - Design Trends                     $  421,000     $  336,000             --
         Administrative - PHI                         $  360,000     $  360,000     $  360,000

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

A summary of options issued under the above agreements is as follows:

                                          1999 Plan                                        Non-Employee Plan
                    -------------------------------------------------    -----------------------------------------------------
                                  Weighted                  Weighted                  Weighted                       Weighted
                                   Average     Exercise      Average                   Average                        Average
                                  Exercise       Price      Remaining                 Exercise     Exercise Price    Remaining
                     Shares         Price        Range        Life        Shares        Price          Range           Life
                    ---------     ---------    ---------    ---------    ---------    ---------    --------------    ---------
Outstanding at
 June 30, 2000             --     $      --                                     --    $      --
Granted               200,000          6.75                                  9,000         7.06
Exercised             (10,000)         6.75                                     --           --
                    ---------     ---------                              ---------    ---------
Outstanding at
 June 30, 2001        190,000          6.75                                  9,000         7.06
Granted                    --            --                                  4,500        14.85
Exercised             (64,000)         6.75                                     --           --
                    ---------     ---------                              ---------    ---------
Outstanding at
 June 30, 2002        126,000     $    6.75    $    6.75          8.3       13,500    $    9.66    $6.56 - $14-85          8.9
                    ---------     ---------    ---------    ---------    ---------    ---------    --------------    ---------
Exercisable at
 June 30, 2002          6,000     $    6.75                                  9,000    $    7.06
                    ---------     ---------                              ---------    ---------

As the exercise price of certain of the option grants noted above was less than fair market value on the date of grant the Company recorded deferred compensation expense approximating $162,000. The deferred compensation expense is recognized in the Company's results of operations in accordance with the vesting terms of the applicable plan.

Had compensation cost for the Company's stock option plans been determined based on the fair value of the stock options at grant date, in accordance with the provisions of FAS 123, "Accounting for Stock-Based Compensation", the Company's net income and diluted earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       Fiscal 2002     Fiscal 2001
                                                       -----------     -----------
Net income, as reported                                $     6,160     $     4,687
Net income, pro forma                                  $     6,021     $     4,547
Diluted earnings per common share, as reported         $      1.03     $      0.79
Diluted earnings per common share, pro forma           $      1.00     $      0.77

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:

                                             Fiscal 2002      Fiscal 2001
                                             -----------      -----------
Expected volatility                                   50%              58%
Risk-free interest rate                              4.9%             5.8%
Expected lives                                   7 years         10 years
Dividend Yield                                       2.1%               0%

The weighted average fair value of options granted during fiscal 2001 with an exercise price less than fair market value on the grant date was $5.00. The weighted average fair value of options granted during fiscal 2002 and 2001 with an exercise equal to fair market value on the grant date was $5.92 and $5.71, respectively.

TREASURY STOCK PURCHASES

During the year ended June 30, 1999, the Company's Board of Directors authorized the Company's management to repurchase up to 2,350,000 shares of the Company's outstanding common stock. At June 30, 2002, the Company had repurchased 1,706,300 shares at an aggregate cost of $15,354,000 of which 17,000 shares at an aggregate cost of $235,000 were purchased in fiscal 2002.

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

NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                                            For the years ended June 30,
                                      ----------------------------------------
                                         2002           2001           2000
                                      ----------     ----------     ----------
                                        (In thousands, except per share data)
Basic and diluted EPS:
Numerator: net income                 $    6,160     $    4,687     $    4,280
                                      ----------     ----------     ----------
Basic denominator:
Common shares outstanding                  5,937          5,933          6,781
                                      ----------     ----------     ----------

Basic EPS:                            $     1.04     $      .79     $      .63
                                      ==========     ==========     ==========

Diluted denominator:
Common shares outstanding                  5,937          5,933          6,781
Options                                       64              9             --
                                      ----------     ----------     ----------
Total shares                               6,001          5,942          6,781
                                      ----------     ----------     ----------
Diluted EPS:                          $     1.03     $      .79     $      .63
                                      ==========     ==========     ==========

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts and commissions payable, accrued liabilities and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2002 because of their short-term nature, recent renegotiations and/or variable interest rates.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

PHI had $3,000,000 available on its line of credit, of which $1,169,000 had been utilized. Craftmade is the guarantor on this line of credit.

The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating lease agreements of $359,000, $306,000, and $269,000 for the years ended June 30, 2002, 2001, and 2000, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 2002 are as follows (in thousands):

               Fiscal Year
               -----------
                  2003                           $217
                  2004                            119
                  2005                             82
                  2006                             84
                  2007                             87
                                                 ----
                                                 $589
                                                 ====

TSI leases office space from an employee of TSI, who previously had been a principal stockholder of TSI's predecessor company. This lease is for $7,500 per month on a month-to-month basis.

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

Under a stock purchase agreement between the Company and Fancy Industrial, Inc. ("Fancy"), a Texas corporation and a wholly-owned subsidiary of Fanthing, the Company, at its option, may repurchase 227,691 shares of the Company's common stock owned by Fancy for an aggregate purchase price of $138,000. At June 30, 2002 and 2001, the fair value of the option approximated $3,461,000 and $2,551,000, respectively. Although the Company may exercise the repurchase option at any time, it currently does not intend to do so in light of its continuing relationship with Fanthing.

NOTE 13 - 401(k) DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) defined contribution plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees are allowed to tax defer the lesser of 10% of their annual compensation or $10,500. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the years ended June 30, 2002, 2001, and 2000 aggregated approximately $96,000, $96,000, and $92,000 respectively.

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

Fans and accessories manufactured and sold to Craftmade by the Supplier account for approximately 61%, 61% and 71% of Craftmade's purchases (37.1%, 31.5% and 37.2% of consolidated purchases) during the years ended June 30, 2002, 2001 and 2000, respectively.

Under a stock purchase agreement between the Company and the Supplier the Company, at its option, may repurchase 227,691 shares of the Company's common stock owned by the Supplier for an aggregate purchase price of $138,000. At June 30, 2002 and 2001, the fair value of the option approximated $3,461,000 and $2,551,000, respectively. Although the Company may exercise the repurchase option at any time, it currently does not intend to do so in light of its continuing relationship with the Supplier.

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

The following table presents information about the reportable segments (in thousands):

                                                                 CRAFTMADE         TSI             TOTAL
                                                                 ----------     ----------      ----------
For the year ended June 30, 2002:

Net sales to external customers                                  $   49,798     $   23,711      $   73,509

Operating profit                                                      7,582            202           7,784

Net interest expense                                                  1,113           (227)            886

Equity in earning of 50% owned investees                                 --          2,622           2,622

Provision for income taxes                                            2,331          1,029           3,360

Depreciation and amortization                                           474             95             569

Total assets                                                         24,681         19,811          44,492

For the year ended June 30, 2001:

Net sales to external customers                                  $   48,514     $   22,593      $   71,107

Operating profit                                                      6,707            539           7,246

Net interest expense                                                  1,951           (165)          1,786

Equity in earning of 50% owned investees                                 --          2,038           2,038

Provision for income taxes                                            1,675          1,136           2,811

Depreciation and amortization                                           383            516             899

Total assets                                                         32,397         19,964          52,361

For the year ended June 30, 2000:

Net sales to external customers                                  $   50,560     $   24,538      $   75,098

Operating profit                                                      7,408           (202)          7,206

Net interest expense                                                  1,519            (25)          1,494

Equity in earning of 50% owned investees                                 --          1,151           1,151

Provision for income taxes                                            2,099            484           2,583

Depreciation and amortization                                           381            486             867

Total assets                                                         29,678         16,862          46,540

The following is sales information by geographic area for the years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                                    2002           2001            2000
                                                                 ----------     ----------      ----------

United States                                                        69,709         66,997          68,738
Hong Kong                                                             3,800          4,110           6,360
                                                                 ==========     ==========      ==========
                                                                     73,509         71,107          75,098

Long-lived assets totaled approximately $9,806,000 and $9,670,000 at June 30, 2002 and 2001, respectively. Approximately $25,000 and $36,000 of the long-lived assets at June 30, 2002 and 2001, respectively, are located in Hong Kong.

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

                                                            Fiscal 2002                                Fiscal 2001
                                              -----------------------------------------   -----------------------------------------
                                               First      Second     Third      Fourth     First      Second     Third      Fourth
                                              Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                              --------   --------   --------   --------   --------   --------   --------   --------
(In thousands, except per share data)

Statements of income data:

Net Sales                                     $ 22,267   $ 15,952   $ 14,988   $ 20,302   $ 20,872   $ 14,956   $ 15,468   $ 19,811
Gross Profit (a)                                 6,645      5,142      4,894      6,646      6,153      5,061      4,959      6,207
Operating Profit                                 2,753      1,268        993      2,770      2,395      1,467      1,175      2,209
Net Income                                       1,957      1,120        969      2,113      1,424        801        680      1,782
Diluted common shares outstanding             $   0.33   $   0.19   $   0.16   $   0.35   $   0.24   $   0.14   $   0.12   $   0.30

                 CRAFTMADE INTERNATIONAL, INC. AND ITS INVESTEES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                    Additions
                                                      -------------------------------------
                                        Balance at         (1)                 (2)                                Balance at
                                       beginning of   Charged to costs   Charged to other       Deductions          end of
Description                               period        and expense     accounts (describe)    (describe)(a)        period
-----------                            ------------   ----------------  -------------------    -------------      -----------

Allowance for doubtful accounts:
   For the years ended:
          June 30, 2002                 $       150     $       187       $        --           $      (187)     $       150
          June 30, 2001                 $       236     $       118       $        --                  (204)     $       150
          June 30, 2000                         565             113                --                  (442)             236

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

         10.26  - Loan Agreement dated November 6, 2001, by and between
                  Craftmade International, Inc., a Delaware corporation, and The
                  Frost National Bank, a national banking association, filed as
                  Exhibit 10.26 to the Company's quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

         10.27  - Termination Agreement dated November 16, 2001, by and between
                  Craftmade International, Inc., a Delaware corporation, and JP
                  Morgan Chase Bank, filed as Exhibit 10.27 to the Company's
                  Quarterly Report on Form 10-Q filed February 14, 2002 (File
                  No. 000-26667) and herein incorporated by reference.


         21     - Subsidiaries of the Registrant.