Form 10-K/A
period 2002-06-30
CRAFTMADE INTERNATIONAL INC
filed 2002-10-03
CIK 856250

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

                        COMMISSION FILE NUMBER 000-26667

                          CRAFTMADE INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                           75-2057054
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


650 S. Royal Lane, Suite 100
     Coppell, Texas                                                 75019
   (Address of principal                                         (Zip Code)
     executive offices)

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

                                INTRODUCTORY NOTE

For purposes of this Annual Report on Form 10-K/A for the fiscal year ended June 30, 2002, Craftmade International, Inc. (the "Company") has amended the following information from the Annual Report on Form 10-K: (i) the third full paragraph on page 15 to correct a typographical error with respect to the interest rate of the Company's line of credit, (ii) the table summarizing the options issued under the Company's 1999 Stock Option Plan and 2000 Non-Employee Director Plan contained in Note 9 - Stockholders' Equity in the Notes to Consolidated Financial Statements to correct a typographical error, and (iii)
Note 16 - Quarterly Data in the Notes to Consolidated Financial Statements to correct the description of the last row on the table. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way.

Under the heading "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," the third full paragraph on page 15 is hereby amended in its entirety as follows:

At June 30, 2002, the Company had a $20,000,000 line of credit (the "Craftmade Line of Credit") with Frost at an interest rate of prime less .5%, of which $9,034,000 was outstanding. At June 30, 2002 the prime rate was equal to 4.75%. The Craftmade Line of Credit is due on demand; however, if not demand is made, it is scheduled to mature October 31, 2003.

The table summarizing the options issued under the Company's 1999 Stock Option Plan and 2000 Non-Employee Director Plan contained in Note 9 - Stockholders' Equity is hereby amended in its entirety as follows:

                                        1999 Plan                                      Non-Employee Plan
                   -------------------------------------------------------------------------------------------------------------
                                  Weighted                   Weighted                    Weighted                     Weighted
                                   Average      Exercise      Average                     Average                      Average
                                  Exercise        Price      Remaining                   Exercise     Exercise Price  Remaining
                    Shares          Price         Range         Life         Shares       Price            Range        Life
                 ------------   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Outstanding at
  June 30, 2000            --   $         --                                        --  $         --
Granted               200,000           6.75                                     9,000          7.06
Exercised             (10,000)          6.75                                        --            --
                 ------------   ------------                              ------------  ------------
Outstanding at
  June 30, 2001       190,000           6.75                                     9,000          7.06
Granted                    --             --            --            --         4,500         14.85
Exercised             (64,000)          6.75                                        --            --
                 ------------   ------------                              ------------  ------------
Outstanding at
  June 30, 2002       126,000   $       6.75  $       6.75           8.3        13,500  $       9.66  $6.56-$14.85           8.9
                 ------------   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Exercisable at
  June 30, 2002         6,000   $       6.75                                     9,000  $       7.06
                 ------------   ------------                              ------------  ------------

Note 16 -- Quarterly Data in the Notes to Consolidated Financial Statements is hereby amended in its entirety as follows:

NOTE 16 -- QUARTERLY DATA

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

                                                          Fiscal 2002                              Fiscal 2001
                                              ------------------------------------   --------------------------------------
                                               First    Second    Third     Fourth    First     Second     Third     Fourth
                                              Quarter  Quarter   Quarter   Quarter   Quarter   Quarter    Quarter   Quarter
                                              -------  -------   -------   -------   -------   -------    -------   -------
                                                            (In thousands, except per share data)

Statements of income data:
Net Sales                                    $ 22,267  $ 15,952  $ 14,988  $ 20,302  $ 20,872  $ 14,956  $ 15,468  $ 19,811
Gross Profit                                    6,645     5,142     4,894     6,646     6,153     5,061     4,959     6,207
Operating Profit                                2,753     1,268       993     2,770     2,395     1,467     1,175     2,209
Net Income                                      1,957     1,120       969     2,113     1,424       801       680     1,782
Basic and diluted earnings per common share  $   0.33  $   0.19  $   0.16  $   0.35  $   0.24  $   0.14  $   0.12  $   0.30

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 3, 2002.

                                      CRAFTMADE INTERNATIONAL, INC.


                                      By:/s/ James Ridings
                                         --------------------------------------
                                         James Ridings, Chairman of the Board,
                                         President and Chief Executive Officer


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

Signatures                                  Capacity                                    Date
----------                                  --------                                    ----

/s/ James Ridings                           Chairman of the Board, President,           October 3, 2002
------------------------------              Chief Executive Officer and
 James Ridings                              Director (Principal Executive
                                            Officer)


/s/ Clifford Crimmings                      Vice President Marketing and                October 3, 2002
------------------------------              Director
 Clifford Crimmings


/s/ Kathy Oher                              Chief Financial Officer, Vice               October 3, 2002
------------------------------              President and Director
 Kathy Oher                                 (Principal Financial and
                                            Accounting Officer)


/s/ Neall Humphrey                          President of Trade Source                   October 3, 2002
------------------------------              International, Inc. and Director
Neall Humphrey


/s/ John DeBlois                            Executive Vice President of Trade           October 3, 2002
------------------------------              Source International, Inc.
John DeBlois                                and Director

/s/ A. Paul Knuckley                        Director                                    October 3, 2002
------------------------------
A. Paul Knuckley


/s/ Jerry E. Kimmel                         Director                                    October 3, 2002
------------------------------
Jerry E. Kimmel


/s/ Lary Snodgrass                          Director                                    October 3, 2002
------------------------------
Lary Snodgrass

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

Date:  October 3, 2002                                  /s/ James R. Ridings
                                                        -----------------------
                                                        James R. Ridings
                                                        President and
                                                        Chief Executive Officer


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

Date:  October 3, 2002                                 /s/ Kathleen B. Oher
                                                       ------------------------
                                                       Kathleen B. Oher
                                                       Chief Financial Officer