Form 10-Q
period 2002-09-30
CRAFTMADE INTERNATIONAL INC
filed 2002-11-14
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THES ECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

5,503,158 shares of Common Stock were outstanding as of October 31, 2002.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months ended September 30, 2002 and 2001.

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2002 and June 30, 2002.

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001.

                  Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Item 4.  Controls and Procedures.

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

         Item 4.  Submission of Matters to a Vote of Stockholders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                       FOR THE THREE MONTHS ENDED
                                      -----------------------------
                                      September 30    September 30
                                         2002            2001
                                      -------------   -------------
                                   (In thousands except per share data)

Net Sales                             $      19,022   $      22,267
Cost of goods sold                           12,941          15,622
                                      -------------   -------------

Gross profit                                  6,081           6,645
                                      -------------   -------------

Selling, general and
      administrative expenses                 3,824           3,759
Interest expense, net                           195             313
Depreciation and amortization                   151             133
                                      -------------   -------------

          Total expenses                      4,170           4,205
                                      -------------   -------------

Income before equity in earnings
      of 50% owned investees and              1,911           2,440
      income taxes

Equity in earnings of
      investees before income taxes           1,554             606
                                      -------------   -------------

Income before income taxes                    3,465           3,046

Provision for income taxes                    1,261           1,089
                                      -------------   -------------


Net income                            $       2,204   $       1,957
                                      =============   =============

Basic earnings per common share       $        0.38   $        0.33
                                      =============   =============

Diluted earnings per common share     $        0.38   $        0.33
                                      =============   =============


Cash dividends declared
  per common share                    $        0.07   $        0.07
                                      =============   =============




                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                               September 30       June 30,
                                                  2002              2002
                                               -------------    -------------
                                               (Unaudited)

                                                     (In thousands)
Current assets:
    Cash                                       $       1,858    $         624
    Accounts receivable - net of
         allowance of $150,000 and $150,000,          11,564           15,077
         respectively
    Receivables from 50% owned investees                                2,227
    Inventory                                          8,367            8,570
    Deferred income taxes                                588              588
    Prepaid expenses and other
         current assets                                  451              453
                                               -------------    -------------

    Total current assets                              22,828           27,539


Property and equipment, net
    Land                                               1,535            1,535
    Building                                           7,784            7,784
    Office furniture and equipment                     3,742            3,694
    Leasehold improvements                               253              253
                                               -------------    -------------
                                                      13,314           13,266

Less:  accumulated depreciation                       (3,611)          (3,460)
                                               -------------    -------------

    Total property and equipment, net                  9,703            9,806

Goodwill, net of accumulated
    amortization of $1,204,000                         4,735            4,735
Deferred income tax                                      156              156
Investment in 50% owned investees                      3,485            2,244
Other assets                                              12               12
                                               -------------    -------------

    Total other assets                                 8,388            7,147
                                               -------------    -------------

Total assets                                   $      40,919    $      44,492
                                               =============    =============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       September 30,       June 30,
                                                           2002            2002
                                                       -------------    -------------
                                                       (Unaudited)

                                                             (In thousands)
Current liabilities:
    Note payable - current                             $         710    $         696
    Revolving lines of credit                                  6,150            9,034
    Accounts payable                                           4,625            3,067
    Commissions payable                                          254              274
    Payable to 50% owned investees                             1,176               --
    Income taxes payable                                       1,226              567
    Accrued liabilities                                        1,575            2,484
                                                       -------------    -------------
    Total current liabilities                                 15,716           16,122

Other non-current liabilities:
    Note payable - long term                                   5,563            5,746
                                                       -------------    -------------

    Total liabilities                                         21,279           21,868
                                                       -------------    -------------
Stockholders' equity:
    Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                         32               32
    Common stock, $.01 par value,
         15,000,000 shares authorized, 9,390,535 and
         9,390,535 shares issued, respectively                    94               94
Additional paid-in capital                                    13,261           13,261
Unearned deferred compensation                                   (68)             (76)
Retained earnings                                             32,167           30,380
                                                       -------------    -------------
                                                              45,486           43,691
    Less:  treasury stock, 3,783,877 and
         3,446,477 common shares at cost,
         and 32,000 preferred shares at cost                 (25,846)         (21,067)
                                                       -------------    -------------
         Total Stockholders' Equity                           19,640           22,624
                                                       -------------    -------------

Total liabilities and stockholders' equity             $      40,919    $      44,492
                                                       =============    =============



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS
                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         FOR THE THREE MONTHS ENDED
                                                       ------------------------------
                                                        September        September
                                                        30, 2002         31, 2001
                                                       -------------    -------------
                                                    (In thousands except per share data)
Net cash provided by operating
activities:                                                    9,533    $       3,898
                                                       -------------    -------------

Cash flows from investing activities:
      Net additions to equipment                                 (49)            (130)
                                                       -------------    -------------
Net cash used for investing activities                           (49)            (130)
                                                       -------------    -------------

Cash flows from financing activities:
      Net proceeds from (payment to) lines of credit          (2,884)          (2,800)
      Principal payments on note payable                        (169)            (124)
      Treasury stock repurchases                              (4,779)              --
      Stock options exercised                                     --              108
      Cash dividends                                            (418)            (414)
                                                       -------------    -------------
Net cash used for financing activities                        (8,250)          (3,230)
                                                       -------------    -------------
Net increase in cash                                           1,234              538
Cash at beginning of period                                      624              723
                                                       -------------    -------------
Cash at end of period                                  $       1,858    $       1,261
                                                       =============    =============



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2002
                                   (Unaudited)


Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; 50% owned subsidiaries are accounted for using the equity method. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2002. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               September 30, 2002
                                   (Unaudited)
                                 (In Thousands)


Note 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:


                                    FOR THE THREE MONTHS ENDED
                                 -------------------------------
                                 September 30,     September 30,
                                     2002              2001
                                 -------------     -------------

                               (In thousands except per share data)

Basic and Diluted EPS:
Numerator:  Net Income           $       2,204     $       1,957
                                 =============     =============


Basic Denominator: Common
      shares outstanding                 5,796             5,903
                                 =============     =============

Basic EPS                        $        0.38     $        0.33
                                 =============     =============



Diluted denominator:  Common
      shares outstanding                 5,796             5,903
Options                                     62                71
                                 -------------     -------------
Total Shares                             5,858             5,974
                                 =============     =============

Diluted EPS                      $        0.38     $        0.33
                                 =============     =============

Note 3 - SEGMENT INFORMATION

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

The following table presents information about the reportable segments (in thousands):


                                       Craftmade           TSI               Total
                                      ------------     ------------      ------------
For the three months ended

September 30, 2002
Net sales from external customers     $     13,461     $      5,561      $     19,022
Operating profit                             2,329             (223)            2,106

For the three months ended

September 30, 2001
Net sales from external customers     $     13,427     $      8,840      $     22,267
Operating profit                             2,054              699             2,753

Note 4 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI is as follows for the three months ended:


                               September 30       September 30
                               -------------     -------------
                                  2002                2001
                               -------------     -------------
Net sales                      $  11,155,000     $   9,801,000
Gross profit                       3,991,000         2,415,000
Income before income taxes         3,097,000         1,122,000


Accounts receivable - net      $   4,532,000         5,421,000
Inventories                        3,428,000         6,281,000
Total current assets               8,754,000        12,625,000
Total assets                      11,540,000        16,209,000
Revolving line of credit             255,000         1,678,000
Note payable - current               167,000                --
Total current liabilities          6,596,000        14,538,000
Total liabilities                  6,915,000        14,538,000
Total partner capital              4,625,000         1,671,000

The Company received distributions of $308,000 and $200,000 for the three months ended September 30, 2002 and 2001 respectively, from these two 50% owned investees.

The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

Note 5 - TRANSACTIONS WITH 50% OWNED INVESTEES

There are no sales between the Company and its 50% investees or between the investees. The investees utilize the Company's Coppell, Texas distribution facility and Company personnel in the conduct of their operations.

The Company charges Design Trends for facility rent and payroll costs for those full time Company employees when they work directly in Design Trends operations. Facility rent is based on total square footage occupied by Design Trends and payroll costs represent actual costs for those employees. No allocation of indirect personnel costs, including management level personnel, is included in the charge to Design Trends.

The Company utilizes borrowings under its line of credit to provide Design Trends with advances for its working capital needs. The Company charges Design Trends interest on these advances at the bank's prime rate plus two percentage points and interest is calculated on the average outstanding monthly balance.

PHI reimburses the company $30,000 per month for general warehouse and administrative expenses.

Craftmade's charges to its 50% owned investees are summarized as follows:


                                   Three Months Ending
                             September 30       September 30
                             -------------     -------------
                                2002               2001
                             -------------     -------------
Rent - Design Trends         $      60,000     $      60,000
Payroll - Design Trends      $     243,000     $     215,000
Interest - Design Trends     $      20,000     $     181,000
Administrative - PHI         $      90,000     $      90,000


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of Design Trends' portable lamp program, the relationship of Design Trends with its primary mass merchandiser customer, changes in anticipated levels of sales and vendor programs, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI's and PHI's dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company's primary vendors), declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

Net Sales. Net sales for the Company decreased $3,245,000, or 14.6%, to $19,022,000 for the three month period ended September 30, 2002 from $22,267,000 for the same three-month period last year. Net sales from the Craftmade division increased $34,000, or .3%, to $13,461,000 for the three months ended September 30, 2002 from $13,427,000 for the same three-month period last year. Net sales of the TSI division decreased $3,279,000, or 37.1%, to $5,561,000 for the three months ended September 30, 2002 from $8,840,000 for the same three-month period last year. The decrease was attributable to a decline in direct shipment sales of outdoor lighting to a mass retail customer.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 32.0% of net sales for the three months ended September 30, 2002, compared to 29.8% for the same period of 2001. The gross margin of the Craftmade division increased to 40.4% of sales from 37.4% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to the improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar. The gross margin of the TSI division decreased to 11.6% of sales for the three months ended September 30, 2002 compared to 18.4% of sales in the year ago period. The decline in the gross margin of TSI was related to an inventory write down of $380,000 taken during the quarter to record discontinued items at their net realizable value.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased $65,000 to $3,824,000, or 20.1% of net sales, for the three months ended September 30, 2002, from $3,759,000, or 16.9% of net sales, for the same three month period last year. Total SG&A expenses of the Craftmade division increased $116,000 to $2,974,000, or 22.1% of net sales, compared to $2,858,000, or 21.3% of net sales, for the same period in the previous period. The increase in SG&A expenses of the Craftmade division as a percentage of sales was primarily related to an increase in payroll related expenses. Total SG&A expenses of the TSI division decreased $51,000 to $850,000, or 15.3% of net sales, compared to $901,000, or 10.2% of net sales, for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was related to the decline in sales of the TSI division and the de-leveraging effect on fixed SG&A costs.

Interest Expense. Net interest expense decreased $118,000 to $195,000 for the three months ended September 30, 2002 from $313,000 for the same three-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving line of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees. Income from investees, representing the Company's 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC ("Design Trends") increased $948,000 to $1,554,000 from $606,000 for the three months ended September 30, 2002 and 2001, respectively. The increase in income from investees was due to an increase in sales of Design Trends' portable lamp program which generated $1,267,000 in incremental revenue for Design Trends during the period.

Provision For Income Taxes. The provision for income taxes increased to $1,261,000 or 36.4% of net income before taxes but after minority interest expense, for the three months ended September 30, 2002, from $1,089,000 or 35.8% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $1,234,000 from $624,000 at June 30, 2002 to $1,858,000 at September 30, 2002. The Company's operating activities provided cash of $9,533,000, which was primarily attributable to the Company's net income from operations, collection of customer receivables and collection of receivables from investees.

The $49,000 of cash used for investing activities related primarily to additions to property and equipment associated with the implementation of the Company's logistics and accounting systems upgrade.

Cash used for financing activities of $8,250,000 was primarily the result of (i) the repurchase of 337,000 shares of the Company's common stock at an aggregate cost of $4,779,000, (ii)
principal payments of $169,000 on the Company's facility note payable, (iii) principal payments or $2,884,000 on the Company's line of credit, and (iv) cash dividends of $418,000.

At September 30, 2002, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its lines of credit, of which $6,150,000 had been utilized. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, make annual payments of approximately $1,200,000 under the Company's facility note payable, fund any future dividend payments, as well as fund its projected growth over the next twelve months.

At September 30, 2002, $6,273,000 remained outstanding under the note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

During the year ended June 30, 2002, the Company's Board of Directors authorized the Company's management to repurchase up to 600,000 shares of the Company's outstanding common stock. At June 30, 2002, the Company had repurchased 17,000 shares at an aggregate cost of $235,000. During the first quarter of fiscal 2003, the Company repurchased 337,400 shares at an aggregate cost of $4,779,000. As of October 1, 2002, 245,600 shares remained available for repurchase under this program.

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit, of which $741,000 had been utilized at September 30, 2002. Craftmade is a guarantor of this line of credit. Design Trends utilizes the Company's $20,000,000 line of credit described above. To satisfy anticipated demand for the portable lamp program, Design Trends maintained an inventory level of $2,533,000 at September 30, 2002. This program is highly concentrated with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that these alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement.

At September 30, 2002, the Company had a $20,000,000 line of credit (the "Craftmade Line of Credit") with Frost at an interest rate of prime less .5%, of which $6,150,000 was outstanding. At September 30, 2002 the prime rate was equal to 4.75%. The Craftmade Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003.

At September 30, 2002, PHI had a $3,000,000 line of credit with Wachovia Bank, N.A. at an interest rate equal to the one-month LIBOR plus 2%, of which $241,000 was outstanding. At September 30, 2002 the one-month LIBOR rate was equal to 1.82%. The PHI Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature April 16, 2003. In addition, PHI had a $500,000 three-year note payable with Wachovia maturing on July 29, 2005. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. These two lines of credit of PHI are referred to as the "PHI Lines of Credit."

Because of the short-term nature of each of the Craftmade Line of Credit and the PHI Lines of Credit, the Company is subject to market risk associated adverse changes in interest rates. A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company's annualized interest expense would increase by approximately $62,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $310,000.

Under the PHI Lines of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $7,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $35,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. As of November 6, 2002, one U.S. dollar equaled $34.68 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended September 30, 2002, the Company purchased approximately $4,645,000 of products from Fanthing. Under the Company's understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $465,000, based on the Company's purchases during the fiscal quarter ended September 30, 2002 (on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $2,325,000, based on the Company's purchases during the fiscal quarter ended September 30, 2002 (on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $4,650,000 on an annualized basis, based on the Company's purchases during the fiscal quarter ended September 30, 2002 (on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company's purchases from Fanthing for the fiscal quarter ended September 30, 2002. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

ITEM 4 CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

                  10.14 Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, Chase Bank of Texas, National

                           Association and Frost National Bank, filed as Exhibit
                           10.17 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.15 Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International, Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.16 Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation. Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.17 Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.18 Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit
                           10.21 to the Company's Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.19 Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.20 Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

                  10.21 Eight Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as
                           Exhibit 10.24 to the Company's Annual Report on Form 10-K filed May 14, 2001(File No. 000-26667) and herein incorporated by reference.

                  10.22 Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit

                           10.25 to the Company's Annual Report on Form 10-K filed September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

                  10.23 Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association, filed as Exhibit 10.26 to the Company's quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

                  10.24 Termination Agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JP Morgan Chase Bank, filed as
                           Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

                  10.25 Loan Agreement dated April 17, 2002, by and between Prime/Home Impressions, LLC, a North Carolina limited liability company, and Wachovia Bank, N.A., with Note and Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., Guaranty Agreement of Trade Source International, Inc., and Guaranty Agreement of Home Impressions, Inc.

                  10.26 Note and Security Agreement dated April 29, 2002, by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., and Guaranty Agreement of Trade Source International, Inc.

                  b).  Reports on Form 8-K

            On August 20, 2002, the Company filed a Form 8-K concerning the issuance of a press release concerning its fiscal 2002 fourth quarter and year-end results.

            On September 26, 2002, the Company filed a Form 8-K concerning certifications of the Company's Chief Executive Officer and Chief Financial Officer with respect to the filing of its Form 10-Q/As for the quarters ended September 30, 2001, December 31, 2001, and March 31, 2002, respectively.

            On September 30, 2002, the Company filed a Form 8-K concerning certifications of the Company's Chief Executive Officer and Chief Financial Officer with respect to the filing of its Form 10-K/A for the fiscal year ended June 30, 2001.

            On September 30, 2002, the Company filed a Form 8-K concerning certifications of the Company's Chief Executive Officer and Chief Financial Officer with respect to the filing of its Form 10-K for the fiscal year ended June 30, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRAFTMADE INTERNATIONAL, INC.
                                                      (Registrant)


Date November 14, 2002                             /s/  James R. Ridings
     ------------------                    ------------------------------------
                                                     JAMES R. RIDINGS
                                                    President and Chief
                                                     Executive Officer


Date November 14, 2002                             /s/  Kathleen B. Oher
     ------------------                    ------------------------------------
                                                      KATHLEEN B. OHER
                                                  Chief Financial Officer

                                 CERTIFICATIONS
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, James R. Ridings, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Craftmade International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                        /s/ James R. Ridings
                                            -----------------------------------
                                                    James R. Ridings
                                                    President and
                                                    Chief Executive Officer

I, Kathleen B. Oher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Craftmade International, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                            /s/ Kathleen B. Oher
                                            ------------------------------------
                                                     Kathleen B. Oher
                                                   Chief Financial Officer

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

10.14 Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc. a Texas corporation, Trade Source International, a Delaware corporation, Chase Bank of Texas, National Association and
                  Frost National Bank, filed as Exhibit 10.17 to the Company's
                  Quarterly Report on Form 10-Q filed May 15, 2000 (File No.
                  000-26667) and herein incorporated by reference.


10.15             Letter Agreement Concerning Fifth Amendment to Credit
                  Agreement, dated August 11, 1999, from Chase Bank of Texas,
                  N.A. and Frost National Bank to Craftmade International, Inc.,
                  Durocraft International Inc., Trade Source International,
                  Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000
                  (File No. 000-26667) and herein incorporated by reference.

10.16 Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase
                  Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.17             Employment Agreement dated October 25, 1999, between Kathy
                  Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed September
                  26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.18 Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase
                  Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.21 to the Company's Annual Report on Form
                  10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.19             Craftmade International Inc. 1999 Stock Option Plan, filed as
                  Exhibit A to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference. .

10.20             Craftmade International Inc. 2000 Non-Employee Director Stock
                  Plan, filed as Exhibit B to the Company's Proxy Statement on
                  Schedule 14A filed


                  October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.21 Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase
                  Manhattan Bank and The Frost National Bank, filed as Exhibit
                  10.24 to the Company's Quarterly Report on Form 10-Q filed May
                  14, 2001 (File No. 000-26667) and herein incorporated by reference.

10.22 Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase
                  Manhattan Bank and The Frost National Bank, filed as Exhibit
                  10.25 to the Company's Annual Report on Form 10-K filed
                  September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

10.23             Loan Agreement dated November 6, 2001, by and between
                  Craftmade International, Inc., a Delaware corporation, and The
                  Frost National Bank, a national banking association, filed as
                  Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.24 Termination agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and
                  JPMorgan Chase Bank, filed as Exhibit 10.27 to the Company's
                  Quarterly Report on Form 10-Q filed February 14, 2002 (File
                  No. 000-26667) and herein incorporated by reference.

10.25             Loan Agreement dated April 17, 2002, by and between Prime/Home
                  Impressions, LLC, a North Carolina limited liability company, and Wachovia Bank, N.A., with Note and Security Agreement of
                  Prime/Home Impressions, LLC,

                  Guaranty Agreement of Craftmade International, Inc., Guaranty
                  Agreement of Trade Source International, Inc., and Guaranty
                  Agreement of Home Impressions, Inc.

10.26             Note and Security Agreement dated April 29, 2002, by
                  Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of
                  Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade
                  International, Inc., and Guaranty Agreement of Trade Source
                  International, Inc.