Form 10-Q
period 2002-12-31
CRAFTMADE INTERNATIONAL INC
filed 2003-02-13
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

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

5,475,158 shares of Common Stock were outstanding as of January 31, 2003.

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q


Part I. Financial Information

         Item 1. Financial Statements (unaudited).

                  Condensed Consolidated Statements of Income for the three and six months ended December 31, 2002 and 2001.

                  Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002.

                  Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001.

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

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Stockholders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                       -----------------------------     -----------------------------
                                                       December 31,     December 31,     December 31,     December 31,
                                                           2002             2001             2002             2001
                                                       ------------     ------------     ------------     ------------
                                                                    (In thousands except per share data)

Net Sales                                              $     15,961     $     15,952     $     34,983     $     38,219
Cost of goods sold                                           10,754           10,810           23,695           26,432
                                                       ------------     ------------     ------------     ------------

Gross profit                                                  5,207            5,142           11,288           11,787
                                                       ------------     ------------     ------------     ------------

Selling, general and
     administrative expenses                                  3,542            3,740            7,366            7,499
Interest expense, net                                           217              234              412              547
Depreciation and amortization                                   160              134              311              267
                                                       ------------     ------------     ------------     ------------

       Total expenses                                         3,919            4,108            8,089            8,313
                                                       ------------     ------------     ------------     ------------

Income before equity in earnings of 50%
     owned investees and income taxes                         1,288            1,034            3,199            3,474

Equity in earnings of 50% owned investees
     before income taxes                                        868              711            2,421            1,317
                                                       ------------     ------------     ------------     ------------

Income before income taxes                                    2,156            1,745            5,620            4,791

Provision for income taxes                                      786              625            2,046            1,714
                                                       ------------     ------------     ------------     ------------

Net income                                             $      1,370     $      1,120     $      3,574     $      3,077
                                                       ============     ============     ============     ============

Basic earnings per common share                        $       0.25     $       0.19     $       0.63     $       0.52
                                                       ============     ============     ============     ============

Diluted earnings per common share                      $       0.25     $       0.19     $       0.63     $       0.51
                                                       ============     ============     ============     ============

Cash dividends declared
  per common share                                     $       0.07     $       0.07     $       0.14     $       0.14
                                                       ============     ============     ============     ============

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       December 31,        June 30,
                                                           2002              2002
                                                       ------------      ------------
                                                       (Unaudited)

                                                              (In thousands)
Current assets:
    Cash                                               $      2,455      $        624
    Accounts receivable - net of
         allowance of $150,000 and $150,000,                  9,148            15,077
         respectively
    Receivables from 50% owned investees                        373             2,227
    Inventory                                                10,225             8,570
    Deferred income taxes                                       588               588
    Prepaid expenses and other
         current assets                                         380               453
                                                       ------------      ------------

    Total current assets                                     23,169            27,539

Property and equipment, net
    Land                                                      1,535             1,535
    Building                                                  7,784             7,784
    Office furniture and equipment                            3,759             3,694
    Leasehold improvements                                      253               253
                                                       ------------      ------------
                                                             13,331            13,266

Less:  accumulated depreciation                              (3,771)           (3,460)
                                                       ------------      ------------

    Total property and equipment, net                         9,560             9,806

Goodwill, net of accumulated
    amortization of $1,204,000                                4,735             4,735
Deferred income tax                                             156               156
Investment in 50% owned investees                             3,825             2,244
Other assets                                                     12                12
                                                       ------------      ------------

    Total other assets                                        8,728             7,147
                                                       ------------      ------------

Total assets                                           $     41,457      $     44,492
                                                       ============      ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,        June 30,
                                                                     2002              2002
                                                                 ------------      ------------
                                                                 (Unaudited)

                                                                        (In thousands)
Current liabilities:
    Note payable - current                                       $        725      $        696
    Revolving lines of credit                                          11,050             9,034
    Accounts payable                                                    2,788             3,067
    Commissions payable                                                   187               274
    Income taxes payable                                                  829               567
    Accrued liabilities                                                 1,576             2,484
                                                                 ------------      ------------
    Total current liabilities                                          17,155            16,122

Non-current liabilities:
    Note payable - long term                                            5,376             5,746
                                                                 ------------      ------------

    Total liabilities                                                  22,531            21,868
                                                                 ------------      ------------
Stockholders' equity:
    Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                                  32                32
    Common stock, $.01 par value,
         15,000,000 shares authorized, 9,401,535 and
         9,390,535 shares issued, respectively                             94                94
Additional paid-in capital                                             13,335            13,261
Unearned deferred compensation                                            (60)              (76)
Retained earnings                                                      33,145            30,380
                                                                 ------------      ------------
                                                                       46,546            43,691
    Less:  treasury stock, 3,922,777 and
         3,446,477 common shares at cost,
         and 32,000 preferred shares at cost                          (27,620)          (21,067)
                                                                 ------------      ------------
         Total Stockholders' Equity                                    18,926            22,624
                                                                 ------------      ------------

Total liabilities and stockholders' equity                       $     41,457      $     44,492
                                                                 ============      ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    FOR THE SIX MONTHS ENDED
                                                                 ------------------------------
                                                                 December 31,      December 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                              (In thousands except per share data)

Net cash provided by operating
activities:                                                      $      7,508      $     10,030
                                                                 ------------      ------------

Cash flows from investing activities:
      Net additions to equipment                                          (66)             (512)
                                                                 ------------      ------------
Net cash used for investing activities                                    (66)             (512)
                                                                 ------------      ------------

Cash flows from financing activities:
      Net proceeds from (payment to) lines of credit                    2,016            (6,800)
      Principal payments on note payable                                 (341)           (1,052)
      Stock repurchase                                                 (6,553)               --
      Stock options exercised                                              74               392
      Cash dividends                                                     (807)             (832)
                                                                 ------------      ------------
Net cash used for financing activities                                 (5,611)           (8,292)
                                                                 ------------      ------------
Net increase in cash                                                    1,831             1,226
Cash at beginning of period                                               624               723
                                                                 ------------      ------------
Cash at end of period                                            $      2,455      $      1,949
                                                                 ============      ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                DECEMBER 31, 2002
                                   (Unaudited)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                December 31, 2002
                                   (Unaudited)
                                 (In Thousands)


Note 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                            FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                           -----------------------------     -----------------------------
                             December         December         December         December
                             31, 2002         31, 2001         31, 2002         31, 2001
                           ------------     ------------     ------------     ------------
                                        (In thousands except per share data)
Basic and
Diluted EPS

Numerator:
Net Income                 $      1,370     $      1,120     $      3,574     $      3,077
                           ------------     ------------     ------------     ------------

Denominator:
Common
Shares
Outstanding                       5,516            5,931            5,656            5,917
                           ------------     ------------     ------------     ------------

Basic EPS                  $       0.25     $       0.19     $       0.63     $       0.52
                           ============     ============     ============     ============


Denominator:
Common
Shares
Outstanding                       5,516            5,931            5,656            5,917
Options                              58               58               60               65
                           ------------     ------------     ------------     ------------
Total Shares                      5,574            5,989            5,716            5,982
                           ============     ============     ============     ============

Diluted EPS                $       0.25     $       0.19     $       0.63     $       0.51
                           ============     ============     ============     ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                December 31, 2002
                                   (Unaudited)
                                 (In Thousands)


Note 3 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI at December 31, 2002 and 2001 and for the three and six months then ended is as follows:

                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                   -----------------------------     -----------------------------
                                     December         December         December         December
                                     31, 2002         31, 2001         31, 2002         31, 2001
                                   ------------     ------------     ------------     ------------

Net Sales                          $      8,975     $      7,093     $     20,130     $     16,585
Gross profit                              2,684            2,254            6,675            4,360
Income before income taxes                1,735            1,354            4,832            2,476

                                     December         December
                                     31, 2002         31, 2001
                                   ------------     ------------

Accounts receivable - net                 3,918            3,178
Inventories                               3,896            4,662
Total current assets                      9,902            8,699
Total assets                             12,277           12,341
Revolving line of credit                    267            1,530
Note payable - current                      167               --
Total current liabilities                 6,693            9,669
Long term debt                              277               --
Total liabilities                         6,970            9,669
Total partner capital                     5,307            2,672

The Company received distributions of $835,000 and $376,000 for the six months ended December 31, 2002 and 2001 respectively, from these two 50% owned investees.

The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

Note 4 - TRANSACTIONS WITH 50% OWNED INVESTEES

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

The Company utilizes borrowings under its line of credit to provide Design Trends with advances for its working capital needs. The Company charges Design Trends interest on these advances at its bank's prime rate plus two percentage points and interest is calculated on the average outstanding monthly balance.

PHI reimburses the Company $30,000 per month for general warehouse and administrative expenses.

Craftmade's charges to its 50% owned investees are summarized as follows for the three months and six months ended (in thousands):

                                                Three Months Ending
                                            December 31,     December 31,
                                                2002             2001
                                            ------------     ------------

         Rent - Design Trends               $     60,000     $     60,000
         Payroll - Design Trends            $    251,000     $    229,000
         Interest - Design Trends                     --     $    136,000
         Administrative - PHI               $     90,000     $     90,000

                                                  Six Months Ending
                                            December 31,     December 31,
                                                2002             2001
                                            ------------     ------------

         Rent - Design Trends               $    120,000     $    120,000
         Payroll - Design Trends            $    494,000     $    444,000
         Interest - Design Trends           $     20,000     $    316,000
         Administrative - PHI               $    180,000     $    180,000

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

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The following table presents information about the reportable segments (in thousands):

                                                        Craftmade              TSI               Total
                                                        ---------            -------            -------
For the three months ended
December 31, 2002
Net sales from external customers                         $10,962             $4,999            $15,961
Operating profit (loss)                                     1,517                (12)             1,505

For the three months ended
December 31, 2001
Net sales from external customers                         $11,549             $4,403            $15,952
Operating profit (loss)                                     1,656               (388)             1,268

For the six months ended
December 31, 2002
Net sales from external customers                         $24,423            $10,560            $34,983
Operating profit (loss)                                     3,847               (236)             3,611

For the six months ended
December 31, 2001
Net sales from external customers                         $24,976            $13,243            $38,219
Operating profit                                            3,709                312              4,021

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, TSI's, Design Trends' and PHI's dependence on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company's primary vendors) and changes in the foreign currency exchange rate between the U.S. and Taiwan dollar, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001.

Net Sales. Net sales for the Company were relatively unchanged at $15,961,000 for the three month period ended December 31, 2002 compared to $15,952,000 for the same three month period last year. Net sales from the Craftmade division decreased $587,000, or 5.1%, to $10,962,000 for the three months ended December 31, 2002 from $11,549,000 for the same three month period last year. The decrease in sales of the Craftmade division was primarily due to lower unit sales and lower prices on certain discontinued models of fans that will be replaced by new models introduced in the January lighting market.

Net sales of the TSI division increased $596,000, or 13.5%, to $4,999,000 for the three months ended December 31, 2002 from $4,403,000 for the same three-month period last year. The increase in sales of the TSI division was due to an increase in direct shipment sales of outdoor lighting to a mass retail customer.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 32.6% of net sales for the three months ended December 31, 2002, compared to 32.2% for the same period of 2001. The gross margin of the Craftmade division decreased to 38.6% of sales from 39.7% of net sales in the year ago period, primarily due to lower prices on certain close out models, as discussed above. The gross margin of the TSI division improved to 19.4% of sales for the three months ended December 31, 2002 compared to 12.8% of sales in the year ago period. The improvement in the TSI gross margin was due to a smaller write down of slow moving inventory in the three-month period ended December 31, 2002 compared to the same period last year. The TSI division recorded an inventory write down of $46,000 and $300,000 in the three-month period ended December 31, 2002 and December 31, 2001, respectively.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company decreased $198,000 to $3,542,000 or 22.2% of net sales for the three months ended December 31, 2002 from $3,740,000 or 23.4% of net sales for the same three month period last year. Total SG&A expenses of the showroom division declined $236,000 to $2,578,000 or 23.5% of sales compared to $2,814,000 or 24.4% of sales for the same period in the previous period. The decline in SG&A expenses of the Craftmade division in dollars and as a percentage of sales was primarily due to expenses incurred in connection with the company's logistics and accounting systems upgrade in the three months ended December 31, 2001, which did not occur in the same period this year. The decline in SG&A expenses of the showroom division was also attributable to lower selling costs associated with the decline in sales during the period. Total SG&A expenses of the TSI division increased $39,000 to $965,000 or 19.3% of sales compared to $926,000 or 21.0% of sales for the same period in the previous year. The improvement in TSI's SG&A expenses as a percentage of sales was related to the effect of increased revenue leveraging down fixed SG&A expenses.

Interest Expense. Net interest expense of the Company decreased $17,000 to $217,000 for the three months ended December 31, 2002 from $234,000 for the same three-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees. Income from investees, representing the Company's 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC ("Design Trends") increased $157,000 to $868,000 from $711,000 for the three months ended December 31, 2002 and 2001, respectively. The increase in income from investees was due to an increase in sales of Design Trends' portable lamp program, which generated $1,780,000 in incremental revenue for Design Trends during the period.

Provision For Income Taxes. The provision for income taxes increased $161,000 to $786,000 or 36.5% of net income before taxes for the three months ended December 31, 2002, from $625,000 or 35.8% for the same period of the prior year.

Results of Operations

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31,
2001

Net Sales. Net sales for the Company decreased $3,236,000, or 8.5%, to $34,983,000 for the six month period ended December 31, 2002 from $38,219,000 for the same six-month period last year. Net sales of the Craftmade division decreased $553,000, or 2.2%, to $24,423,000 for the six months ended December 31, 2002 from $24,976,000 for the same six-month period last year. The decline in sales of the Craftmade division was primarily due to lower unit sales and lower prices on certain discontinued models of fans, as discussed above. Net sales of the TSI division declined $2,683,000, or 20.3%, to $10,560,000 for the six months ended December 31, 2002 from $13,243,000 for the same six month period last year. The decrease was primarily attributable to a first-quarter decline in direct shipment sales of outdoor lighting to a mass retail customer.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 32.3% of net sales for the six months ended December 31, 2002 compared to 30.8% for the same period of 2001. The gross margin of the Craftmade division increased to 39.6% of sales from 38.4% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to the first quarter improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar. The gross margin of the TSI division declined to 15.3% of sales for the six months ended December 31, 2002 compared to 16.5% of sales in the year ago period. The decline in the gross margin of TSI was due to a larger write down of slow moving inventory in the six-month period ended December 31, 2002 compared to the same period last year. The TSI division recorded an inventory write down of $426,000 and $300,000 in the six-month period ended December 31, 2002 and December 31, 2001, respectively.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company decreased $133,000 to $7,366,000 or 21.1% of net sales for the six months ended December 31, 2002 from $7,499,000 or 19.6% of net sales for the same six-month period last year. Total SG&A expenses of the Craftmade division decreased $120,000 to $5,552,000 or 22.7% of sales compared to $5,672,000 or
22.7% of sales for the same period in the previous period. The decline in SG&A expense dollars of Craftmade is primarily attributable to lower selling costs associated with the decline in sales of the Craftmade division. Total SG&A expenses of the TSI division decreased $12,000 to $1,815,000 or 17.2% of sales from $1,827,000 or 13.8% of sales for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was related to the effect of the decline in revenue and the de-leveraging effect on fixed SG&A expenses.

Interest Expense. Net interest expense of the Company decreased $135,000 to $412,000 for the six-months ended December 31, 2002 from $547,000 for the same three-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees. Income from investees, representing the Company's 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC ("Design Trends") increased $1,104,000 to $2,421,000 from $1,317,000 for the six months ended December 31, 2002 and 2001, respectively. The increase in income from investees was primarily due to an increase in sales of Design Trends' portable lamp program, which generated $3,047,000 in incremental revenue for Design Trends during the period.

Provision for Income Taxes. The provision for income taxes increased to $2,046,000 or 36.4% of net income before taxes but after minority interest expense, for the six months ended December 31, 2002, from $1,714,000 or 35.8% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $1,831,000 from $624,000 at June 30, 2002 to $2,455,000 at December 31, 2002. The Company's operating activities provided cash of $7,508,000 primarily attributable to the Company's net income from operations and collections on customer accounts, partially offset by an increase in the Company's inventory levels.

The $66,000 of cash used for investing activities related primarily to additions to property and equipment associated with the implementation of the Company's logistics and accounting systems upgrade.

Cash used for financing activities of $5,611,000 was primarily the result of (i) the repurchase of 476,000 shares of the Company's common stock at an aggregate cost of $6,553,000, (ii) principal payments of $341,000 on the Company's facility note payable, and (iii) cash dividends of $807,000. These amounts were partially offset by proceeds of $2,016,000 on the Company's line of credit and $74,000 received from stock options exercised.

At December 31, 2002, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its line of credit, of which $11,050,000 had been utilized. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, make annual payments of approximately $1,200,000 under the Company's facility note payable, fund any future dividend payments, as well as fund its projected growth over the next twelve months.

At December 31, 2002, $6,101,000 remained outstanding under the note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

During the year ended June 30, 2002, the Company's Board of Directors authorized the Company's management to repurchase up to 600,000 shares of the Company's outstanding common stock. At June 30, 2002, the Company had repurchased 17,000 shares at an aggregate cost of $235,000. During the six month period ended December 31, 2002, the Company repurchased 476,000 shares at an aggregate cost of $6,553,000. As of January 29, 2003, 103,000 shares remained available for repurchase under this program.

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit, of which $267,000 had been utilized at December 31, 2002. Craftmade is a guarantor of this line of credit. Craftmade provides Design Trends with loans to finance its working capital needs, drawing on the $20 million Line of Credit described above, as needed. To satisfy anticipated demand for the portable lamp program, Design Trends maintained an inventory level of $2,895,000 at December 31, 2002. This program is highly concentrated with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that these alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement.

At December 31, 2002, the Company had a $20,000,000 line of credit (the "Craftmade Line of Credit") with Frost at an interest rate of prime less .5%, of which $11,050,000 was outstanding. At December 31, 2002, the prime rate was equal to 4.75%. The Craftmade Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003.

At December 31, 2002, PHI had a $3,000,000 line of credit with Wachovia Bank, N.A. at an interest rate equal to the one-month LIBOR plus 2%, of which $267,000 was outstanding. At December 31, 2002, the one-month LIBOR rate was equal to 1.38%. The PHI Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature April 16, 2003. In addition, PHI had a $500,000 three-year note payable with Wachovia maturing on July 29, 2005, of which $444,000 was outstanding at December 31, 2002. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. These two lines of credit of PHI are referred to as the "PHI Lines of Credit."

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

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company's annualized interest expense would increase by approximately $110,500. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $553,000.

Under the PHI Lines of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $7,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $35,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. As of December 31, 2002, one U.S. dollar equaled $34.70 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company and its 50% owned investees from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended December 31, 2002, the Company purchased approximately $3,900,000 of products from Fanthing. Under the Company's understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $390,000, based on the Company's purchases during the fiscal quarter ended December 31, 2002 (on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $1,950,000, based on the Company's purchases during the fiscal quarter ended December 31, 2002 (on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $3,900,000 on an annualized basis, based on the Company's purchases during the fiscal quarter ended December 31, 2002 (on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company's purchases from Fanthing for the fiscal quarter ended December 31, 2002. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

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

Item 4.           Submission of Matters to a Vote of Stockholders

At the annual meeting of the Company's stockholders on November 26, 2002, the stockholders of the Company (i) elected James R. Ridings, Kathleen B. Oher, Clifford Crimmings, Neall W. Humphrey, John DeBlois, A. Paul Knuckley, Jerry E. Kimmel, Lary C. Snodgrass, R. Don Morris, L. Dale Griggs and William E. Bucek as directors of the Company; and (ii) ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2003.

The vote in the election of directors was as follows:

                           Number of Votes     Number of Votes       Abstentions
                           Of Common Stock     of Common Stock           and
                                 For              Withheld         Broker Non-Votes
                           ---------------     ---------------     ----------------
James Ridings                    4,115,392             271,856                  --
Kathleen B. Oher                 4,118,092             269,156                  --
Clifford Crimmings               4 116,492             270,756                  --
Neall W. Humphrey                4,115,192             272,056                  --
John DeBlois                     4,118,192             269,056                  --
A. Paul Knuckley                 4,357,747              29,501                  --
Jerry E. Kimmel                  4,357,447              29,801                  --
Lary C. Snodgrass                4,358,497              28,351                  --
R. Don Morris                    4,356,522              30,726                  --
L. Dale Griggs                   4,359,922              27,326                  --
William E. Bucek                 4,358,522              28,726                  --

The vote in the ratification of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending June 30, 2003 was 4,375,751 for, 1,151 against, and 10,346 abstentions and broker non-votes.

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

                  10.25 Loan Agreement dated April 17, 2002, by and between Prime/Home Impressions, LLC, a North Carolina limited liability company, and Wachovia Bank, N.A., with Note and Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., Guaranty Agreement of Trade Source International, Inc., and Guaranty Agreement of Home Impressions, Inc., filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

                  10.26 Note and Security Agreement dated April 29, 2002, by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., and Guaranty Agreement of Trade Source International, Inc., filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

                  99.1 Certification of Period Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

                  99.2 Certification of Period Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

         b).      Reports on Form 8-K

         On November 14, 2002, the Company filed a Form 8-K concerning certifications of the Company's Chief Executive Officer and Chief Financial Officer with respect to the filing of its Form 10-Q for the quarter ended September 30, 2002.

         On October 3, 2002, the Company filed a Form 8-K concerning certifications of the Company's Chief Executive Officer and Chief Financial Officer with respect to the filing of its Form 10-K for the fiscal year ended June 30, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRAFTMADE INTERNATIONAL, INC.
                                            (Registrant)



Date February 13, 2003                       /s/ James R. Ridings
     -----------------------------           -----------------------------------
                                                    JAMES R. RIDINGS
                                                   President and Chief
                                                    Executive Officer

Date February 13, 2003                       /s/ Kathleen B. Oher
     -----------------------------           -----------------------------------
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


Date: February 13, 2003                      /s/ James R. Ridings
                                             -----------------------------------
                                             James R. Ridings
                                             President and
                                             Chief Executive Officer

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


Date: February 13, 2003                               /s/ Kathleen B. Oher
                                                      --------------------------
                                                      Kathleen B. Oher
                                                      Chief Financial Officer

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

10.25             Loan Agreement dated April 17, 2002, by and between Prime/Home
                  Impressions, LLC, a North Carolina limited liability company, and Wachovia Bank, N.A., with Note and Security Agreement of
                  Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade
                  International, Inc., Guaranty Agreement of Trade Source
                  International, Inc., and Guaranty Agreement of Home
                  Impressions, Inc., filed as Exhibit 10.25 to the Company's
                  Quarterly Report on Form 10-Q filed November 14, 2002 (File
                  No. 000-26667) and herein incorporated by reference.

10.26             Note and Security Agreement dated April 29, 2002, by
                  Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of
                  Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade
                  International, Inc., and Guaranty Agreement of Trade Source
                  International, Inc., filed as Exhibit 10.26 to the Company's
                  Quarterly Report on Form 10-Q filed November 14, 2002 (File
                  No. 000-26667) and herein incorporated by reference.

99.1 Certification of Period Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

99.2 Certification of Period Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.