Form 10-Q
period 2003-03-31
CRAFTMADE INTERNATIONAL INC
filed 2003-05-15
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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
Yes     x.      No       .
----------      ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      .      No      x.
----------      ----------

5,410,258 shares of Common Stock were outstanding as of April 30, 2003.

                  CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).

                  Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2003 and 2002.

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2003 and June 30, 2002.

                  Condensed Consolidated Statements of Cash
                  Flows for the nine months ended March 31, 2003 and 2002.

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Stockholders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                              FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                              --------------------------     -------------------------
                                              March 31,        March 31,     March 31,       March 31,
                                                2003             2002          2003            2002
                                              ---------        ---------     ---------       ---------
                                                        (In thousands except per share data)
Net Sales                                     $  17,878        $  14,988     $  52,860       $  53,207
Cost of goods sold                               12,511           10,094        36,206          36,524
                                              ---------        ---------     ---------       ---------

Gross profit                                      5,367            4,894        16,654          16,683
                                              ---------        ---------     ---------       ---------

Selling, general and
  administrative expenses                         3,813            3,768        11,179          11,267
Interest expense, net                               218              159           630             705
Depreciation and amortization                       160              133           471             402
                                              ---------        ---------     ---------       ---------

      Total expenses                              4,191            4,060        12,280          12,374
                                              ---------        ---------     ---------       ---------

Income before equity in earnings of 50%
  owned investees and income taxes                1,176              834         4,374           4,309

Equity in earnings of 50% owned investees
  before income taxes                             1,043              676         3,464           1,993
                                              ---------        ---------     ---------       ---------

Income before income taxes                        2,219            1,510         7,838           6,302

Provision for income taxes                          863              541         2,910           2,255
                                              ---------        ---------     ---------       ---------

Net income                                    $   1,356        $     969     $   4,928       $   4,047
                                              =========        =========     =========       =========

Basic earnings per common share               $    0.25        $    0.16     $    0.89       $    0.68
                                              =========        =========     =========       =========

Diluted earnings per common share             $    0.25        $    0.16     $    0.88       $    0.68
                                              =========        =========     =========       =========


Cash dividends declared
  per common share                            $    0.07        $    0.07     $    0.21       $    0.21
                                              =========        =========     =========       =========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                              March 31,      June 30,
                                                2003           2002
                                              ---------      ---------
                                             (Unaudited)

                                                  (In thousands)
Current assets:
  Cash                                        $   2,558      $     624
  Accounts receivable - net of
    allowance of $150 and $150
    respectively                                 12,173         15,077
  Receivables from 50% owned investees              240          2,227
  Inventory                                      10,101          8,570
  Deferred income taxes                             588            588
  Prepaid expenses and other
    current assets                                  544            453
                                              ---------      ---------

     Total current assets                        26,204         27,539
                                              ---------      ---------

Property and equipment, net
  Land                                            1,535          1,535
  Building                                        7,784          7,784
  Office furniture and equipment                  3,801          3,694
  Leasehold improvements                            259            253
                                              ---------      ---------
                                                 13,379         13,266

Less: accumulated depreciation                   (3,931)        (3,460)
                                              ---------      ---------

     Total property and equipment, net            9,448          9,806
                                              ---------      ---------

Goodwill, net of accumulated
  amortization of $1,204,000                      4,735          4,735
Deferred income tax                                 156            156
Investment in 50% owned investees                 3,847          2,244
Other assets                                         12             12
                                              ---------      ---------

     Total other assets                           8,750          7,147
                                              ---------      ---------

Total assets                                  $  44,402      $  44,492
                                              =========      =========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     March 31,        June 30,
                                                       2003             2002
                                                    -----------      -----------
                                                    (Unaudited)

                                                (In thousands except for share data)
Current liabilities:
  Note payable - current                            $       792      $       696
  Revolving lines of credit                              13,204            9,034
  Accounts payable                                        3,848            3,067
  Commissions payable                                       238              274
  Income taxes payable                                    1,061              567
  Accrued liabilities                                     1,894            2,484
                                                    -----------      -----------
    Total current liabilities                            21,037           16,122

Other non-current liabilities:
  Note payable - long term                                4,531            5,746
                                                    -----------      -----------

  Total liabilities                                      25,568           21,868
                                                    -----------      -----------
Stockholders' equity:
  Series A cumulative, convertible
    callable preferred stock, $1.00
    par value, 2,000,000 shares
    authorized; 32,000 shares issued                         32               32
  Common stock, $.01 par value,
    15,000,000 shares authorized, 9,390,535 and
    9,390,535 shares issued, respectively                    94               94
Additional paid-in capital                               13,422           13,261
Unearned deferred compensation                              (51)             (76)
Retained earnings                                        34,150           30,380
                                                    -----------      -----------
                                                         47,647           43,691
  Less: treasury stock, 4,001,277 and
    3,446,477 common shares at cost,
    and 32,000 preferred shares at cost                 (28,813)         (21,067)
                                                    -----------      -----------
      Total Stockholders' Equity                         18,834           22,624
                                                    -----------      -----------

Total liabilities and stockholders' equity          $    44,402      $    44,492
                                                    ===========      ===========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003


(In thousands)                                                                                                         ACCUMULATED
                                                                  SERIES A      ADDITIONAL    UNEARNED                    OTHER
                                                                  PREFERRED      PAID-IN      DEFERRED      RETAINED  COMPREHENSIVE
                                        VOTING COMMON STOCK         STOCK        CAPITAL    COMPENSATION    EARNINGS      INCOME
                                       ----------------------     ---------     ----------  ------------    --------  -------------
                                        SHARES        AMOUNT
                                       --------      --------
Balance as of June 30, 2002               9,391      $     94      $     32      $ 13,261     $    (76)     $ 30,380     $     --

Comprehensive income:

  Net income for the nine months
    ended March 31, 2003                                                                                       4,928
                                       --------      --------      --------      --------     --------      --------     --------

Total comprehensive income                                                                                     4,928

Deferred Compensation Earned                                                                        25

Stock Repurchase

Exercise of Employee Stock Options           24             0                         161

Cash Dividends                                                                                                (1,158)
                                       --------      --------      --------      --------     --------      --------     --------
Balance as of March 31, 2003              9,415      $     94      $     32      $ 13,422     $    (51)     $ 34,151     $      0
                                       ========      ========      ========      ========     ========      ========     ========

(In thousands)


                                          TREASURY STOCK
                                       ---------------------
                                        SHARES       AMOUNT        TOTAL
                                       --------     --------      --------
Balance as of June 30, 2002               3,478     $(21,067)     $ 22,624

Comprehensive income:

  Net income for the nine months
    ended March 31, 2003                                   0         4,928
                                       --------     --------      --------

Total comprehensive income                                           4,928

Deferred Compensation Earned                                            25

Stock Repurchase                            558       (7,746)       (7,746)

Exercise of Employee Stock Options                                     161

Cash Dividends                                                      (1,158)
                                       --------     --------      --------
Balance as of March 31, 2003              4,036     $(28,813)     $ 18,835
                                       ========     ========      ========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          FOR THE NINE MONTHS ENDED
                                                          -------------------------
                                                          March 31,       March 31,
                                                             2003           2002
                                                          ---------       ---------
                                                                (In thousands)

Net cash provided by operating activities:                $   7,739       $  13,462
                                                          ---------       ---------

Cash flows from investing activities:
       Net additions to equipment                              (114)           (627)
                                                          ---------       ---------
Net cash used for investing activities                         (114)           (627)
                                                          ---------       ---------

Cash flows from financing activities:
       Net proceeds from (payment to) lines of credit         4,170          (6,625)
       Principal payments on note payable                    (1,119)         (2,009)
       Stock repurchase                                      (7,746)             --
       Stock options exercised                                  162             418
       Cash dividends                                        (1,158)         (1,249)
                                                          ---------       ---------
Net cash used for financing activities                       (5,690)         (9,465)
                                                          ---------       ---------
Net increase in cash                                          1,935           3,370
Cash at beginning of period                                     624             723
                                                          ---------       ---------
Cash at end of period                                     $   2,558       $   4,093
                                                          =========       =========


                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 MARCH 31, 2003
                                   (Unaudited)


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

Employee stock-based compensation

The Company has adopted SFAS 123, "Accounting for Stock-Based Compensation," on a disclosure basis only. The Company measures compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Had compensation cost for all of the Company's stock option plans been determined based upon fair value at the grant dates consistent with the methodology prescribed in FAS 123, the Company's net income and net income per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

                                                 THREE MONTHS     THREE MONTHS
                                                ENDED MARCH 31,  ENDED MARCH 31,
                                                     2003             2002
                                                ---------------  ---------------
Net income, as reported                            $   1,356        $     969
Net income, pro forma                                  1,217              828

Basic earnings per share, as reported                    .25              .16
Basic earnings per share, pro forma                      .23              .14
Diluted earnings per share, pro forma                    .25              .16
Diluted earnings per share, as reported                  .22              .14

Weighted average fair value of options granted     $    6.02        $    5.93


                                                  NINE MONTHS      NINE MONTHS
                                                ENDED MARCH 31,  ENDED MARCH 31,
                                                      2003            2002
                                                ---------------  ---------------
Net income as reported                             $   4,928     $   4,047
Net income, pro forma                                  4,789         3,906

Basic earnings per share, as reported                    .89           .68
Basic earnings per share, pro forma                      .86           .66
Diluted earnings per share, as reported                  .88           .68
Dilted earnings per share, pro forma                     .85           .65

Weighted average fair value of options granted     $    6.01     $    5.92

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 2003
                                   (Unaudited)
                                 (In Thousands)


Note 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                              --------------------------    -------------------------
                                March           March         March          March
                               31, 2003        31, 2002      31, 2003       31, 2002
                              ----------      ----------    ----------     ----------
                                        (In thousands except per share data)
Basic and Diluted EPS

Numerator:
Net Income                    $    1,356      $      969    $    4,928     $    4,047
                              ----------      ----------    ----------     ----------

Denominator:
Common Shares Outstanding          5,384           5,957         5,565          5,930
                              ----------      ----------    ----------     ----------
Basic EPS                     $     0.25      $     0.16    $     0.89     $     0.68
                              ==========      ==========    ==========     ==========

Denominator:
Common Shares Outstanding          5,384           5,957         5,565          5,930
Options                               52              55            58             62
                              ----------      ----------    ----------     ----------
Total Shares                       5,436           6,012         5,623          5,992
                              ==========      ==========    ==========     ==========

Diluted EPS                   $     0.25      $     0.16    $     0.88     $     0.68
                              ==========      ==========    ==========     ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                 March 31, 2003
                                   (Unaudited)
                                 (In Thousands)


Note 3 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends, LLC ("Design Trends") and Prime/Home Impressions, LLC ("PHI") at March 31, 2003 and 2002 and for the three and nine months ended is as follows:

                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                  --------------------------      -------------------------
                                   March             March         March            March
                                  31, 2003          31, 2002      31, 2003         31, 2002
                                  --------          --------      --------         --------
Net Sales                         $  8,900          $  7,146      $ 29,031         $ 23,730
Gross profit                         2,843             2,111         9,518            6,469
Income before income taxes           2,086             1,320         6,918            3,798

                                   March             March
                                  31, 2003          31, 2002
                                  --------          --------
Accounts receivable - net            3,769             3,206
Inventories                          3,784             3,209
Total current assets                 8,875             7,058
Total assets                        10,935             9,873
Revolving line of credit               241             1,300
Note payable - current                 153                --
Total current liabilities            5,307             6,159
Long term debt                         277                --
Total liabilities                    5,583             6,158
Total partners' captial              5,351             3,715

The Company received distributions of $1,855,000 and $516,000 for the nine months ended March 31, 2003 and 2002 respectively, from these two 50% owned investees.

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

Craftmade's charges to its 50% owned investees are summarized as follows for the three months and nine months ended (in thousands):

                                   Three Months Ending
                                March 31,        March 31,
                                   2003             2002
                                ---------        ---------
Rent - Design Trends            $  60,000        $  60,000
Payroll - Design Trends         $ 255,000        $ 231,000
Interest - Design Trends           12,000        $  61,000
Administrative - PHI            $  90,000        $  90,000

                                    Nine Months Ending
                                March 31,        March 31,
                                  2003             2002
                                ---------        ---------
Rent - Design Trends            $ 180,000        $ 180,000
Payroll - Design Trends         $ 749,000        $ 675,000
Interest - Design Trends        $  32,000        $ 377,000
Administrative - PHI            $ 270,000        $ 270,000

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

The following table presents information about the reportable segments (in thousands):

                                        Craftmade          TSI             Total
                                        ---------        --------         --------
For the three months ended
March 31, 2003

Net sales from external customers        $ 11,146        $  6,732         $ 17,878
Operating profit (loss)                     1,521            (127)           1,394

For the three months ended
March 31, 2002

Net sales from external customers        $ 11,375        $  3,613         $ 14,988
Operating profit (loss)                     1,498            (505)             993

For the nine months ended
March 31, 2003

Net sales from external customers        $ 35,568        $ 17,292         $ 52,860
Operating profit (loss)                     5,366            (362)           5,004

For the nine months ended
March 31, 2002

Net sales from external customers        $ 36,351        $ 16,856         $ 53,207
Operating profit                            5,208            (194)           5,014

Note 6 - NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," ("FIN 46"), which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. We do not expect the adoption of this standard to have a material impact on our financial statements in 2003.

In November of 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), effective for fiscal years beginning after December 15, 2002. EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that, generally, cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. EITF 02-16 also indicates that cash consideration would be characterized as revenue if the vendor receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration, provided that the identified benefit is sufficiently separable from the customer's purchase of the vendor's products and the customer can reasonably estimate the fair value of the benefit provided. We do not expect the adoption of this standard to have a material impact on our financial statements in 2003.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

Net Sales. Net sales for the Company increased $2,890,000 or 19.3% to $17,878,000 for the three month period ended March 31, 2003 compared to $14,988,000 for the same three month period last year. Net sales from the Craftmade division decreased $229,000, or 2.0%, to $11,146,000 for the three months ended March 31, 2003 from $11,375,000 for the same three month period last year. The decrease in sales of the Craftmade division was primarily due to lower unit sales and lower prices on certain discontinued models of fans that were replaced by new models that were introduced in the January lighting market. This was a continuation of a trend that began in the second quarter of fiscal 2003. Management expects the showroom division to generate positive sales growth in fiscal 2004 as a result of new product introductions and fewer close-out sales.

Net sales of the TSI division increased $3,119,000, or 86.3%, to $6,732,000 for the three months ended March 31, 2003 compared to $3,613,000 for the same three-month period last year. The increase in sales of the TSI division was due to increased sales to a mass retail customer as a result of a new product roll out that included five new outdoor lighting designs and one promotional item.

Gross Profit. Gross profit of the Company as a percentage of sales decreased to 30.0% of net sales for the three months ended March 31, 2003, compared to 32.7% for the same period of 2002. The gross margin of the Craftmade division decreased to 39.7% of sales from 40.8% of net sales in the year-ago period, primarily due to lower prices on certain close-out models, as discussed above. The gross margin of the TSI division improved to 13.9% of sales for the three months ended March 31, 2003 compared to 7.1% of sales in the year ago period. The improvement in the TSI gross margin was primarily due to a write down of slow moving inventory in the amount of $200,000 in the third quarter of fiscal 2002 that did not occur in the third quarter of fiscal 2003.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased $45,000 to $3,813,000 or 21.3% of net sales for the three months ended March 31, 2003 from $3,768,000 or 25.1% of net sales for the same period last year. Total SG&A expenses of the showroom division declined $264,000 to $2,767,000 or 24.8% of sales compared to $3,031,000 or 26.6% of sales for the same period in the previous period. The decline in SG&A expenses of the Craftmade division in dollars and as a percentage of sales was primarily due to expenses incurred in connection with the company's logistics and accounting systems upgrade in the three months ended March 31, 2002 which did not occur in the same period this year. Total SG&A expenses of the TSI division increased $309,000 to $1,046,000 or 15.5% of sales compared to $737,000 or 20.4% of sales for the same period in the previous year. The improvement in SG&A as a percentage of sales was related to the effect of increased revenue leveraging down fixed SG&A expenses. The increase in SG&A expense dollars was related to an increase in selling costs and payroll related costs to support the increase in sales during the period.

Interest Expense. Net interest expense of the Company increased $59,000 to $218,000 for the three months ended March 31, 2003 from $159,000 for the same three-month period last year. The increase in net interest expense was related to a decline in interest income due to a decrease in the outstanding balance of the receivable from the Company's 50% owned subsidiary, Design Trends.

Equity in Earnings of 50% Owned Investees. Income from investees, representing the Company's 50% ownership of Prime/Home Impressions, LLC ("PHI") and Design Trends, LLC ("Design Trends") increased $367,000 to $1,043,000 from $676,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in income from investees was primarily due to an increase in sales of Design Trends' portable lamp program, which generated $1,282,000 in incremental revenue for Design Trends during the period. In addition, PHI generated incremental sales of $473,000 during the quarter.

Provision For Income Taxes. The provision for income taxes increased $322,000 to $863,000 or 38.9% of net income before taxes for the three months ended March 31, 2003, from $541,000 or 35.8% for the same period of the prior year.

Results of Operations

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Net Sales. Net sales for the Company decreased $347,000, or 0.7%, to $52,860,000 for the nine month period ended March 31, 2003 from $53,207,000 for the same nine-month period last year. Net sales of the Craftmade division decreased $783,000, or 2.2%, to $35,569,000 for the nine months ended March 31, 2003 from $36,351,000 for the same nine-month period last year. The decline in sales of the Craftmade division was primarily due to lower unit sales and lower prices on certain discontinued models of fans, as discussed above. Net sales of the TSI division increased $436,000, or 2.6%, to $17,292,000 for the nine months ended March 31, 2003 from $16,856,000 for the same nine-month period last year. The increase was primarily attributable to an increase in sales during the third quarter of fiscal 2003 to a mass retail customer as a result of a new product roll out that included five new outdoor lighting designs and one new promotional item. The increase was partially offset by a first-quarter decline in direct shipment sales of outdoor lighting to a mass retail customer.

Gross Profit. Gross profit of the Company as a percentage of sales remained relatively unchanged at 31.5% of net sales for the nine months ended March 31, 2003 compared to 31.4% for the same period of 2002. The gross margin of the Craftmade division increased to 39.6% of sales from 39.2% of sales in the year ago period. The improvement in the gross margin of the Craftmade division was due primarily to the first quarter improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar. The gross margin of the TSI division improved slightly to 14.8% of sales for the nine months ended March 31, 2003 compared to 14.5% of sales in the year ago period. The improvement in the gross margin of TSI was due to a smaller write down of slow moving inventory in the nine-month period ended March 31, 2003 compared to the same period last year. The TSI division recorded an inventory write-down of $426,000 and $500,000 in the nine-month period ended March 31, 2003 and March 31, 2002, respectively.

Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company decreased $88,000 to $11,179,000 or 21.1% of net sales for the nine months ended March 31, 2003 from $11,267,000 or 21.2% of net sales for the same nine-month period last year. Total SG&A expenses of the Craftmade division decreased $384,000 to $8,319,000 or 23.4% of sales compared to $8,703,000 or
23.9% of sales for the same period in the previous year. The decline in SG&A expense dollars of Craftmade is primarily attributable to lower selling costs associated with the decline in sales of the Craftmade division. Total SG&A expenses of the TSI division increased $296,000 to $2,860,000 or 16.5% of sales from $2,564,000 or 15.2% of sales for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was related to an increase in product development costs and payroll related expenses to support the increase in sales during the period.

Interest Expense. Net interest expense of the Company decreased $75,000 to $630,000 for the nine-months ended March 31, 2003 from $705,000 for the same nine-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving lines of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees. Income from investees, representing the Company's 50% ownership of PHI and Design Trends increased $1,471,000 to $3,464,000 from $1,993,000 for the nine months ended March 31, 2003 and 2002, respectively. The increase in income from investees was primarily due to an increase in sales of Design Trends' portable lamp program, which generated $4,330,000 in incremental revenue during the period. In addition, PHI generated incremental sales of $971,000 during the period. The increase was due to an expansion in the core program business of PHI's largest mass retail customer, as well as an increase in promotional business with another mass retail customer.

Provision for Income Taxes. The provision for income taxes increased $655,000 to $2,910,000 or 37.1% of net income before taxes but after minority interest expense, for the nine months ended March 31, 2003, from $2,255,000 or 35.8% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $1,935,000 from $624,000 at June 30, 2002 to $2,558,000 at March 31, 2003. The Company's operating activities provided cash of $7,739,000 primarily attributable to the Company's net income from operations and collections on customer accounts.

The $114,000 of cash used for investing activities related primarily to additions to property and equipment associated with the implementation of the Company's logistics and accounting systems upgrade.

Cash used for financing activities of $5,690,000 was primarily the result of (i) the repurchase of 558,000 shares of the Company's common stock at an aggregate cost of $7,746,000, (ii) principal payments of $1,119,000 on the Company's facility note payable, and(iii) cash dividends of $1,158,000. These amounts were partially offset by proceeds of $4,170,000 on the Company's line of credit and $162,000 received from stock options exercised.

At March 31, 2003, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its line of credit, of which $13,204,000 had been utilized. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, make annual payments of approximately $1,200,000 under the Company's facility note payable, fund any future dividend payments, as well as fund its projected growth over the next twelve months.

At March 31, 2003, $5,323,000 remained outstanding under the note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

During the year ended June 30, 2002, the Company's Board of Directors authorized the Company's management to repurchase up to 600,000 shares of the Company's outstanding common stock. At June 30, 2002, the Company had repurchased 17,000 shares at an aggregate cost of $235,000. During the nine month period ended March 31, 2003, the Company repurchased 558,000 shares at an aggregate cost of $7,746,000. As of April 30, 2003 25,000 shares remained available for repurchase under this program.

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit, of which $241,000 had been utilized at March 31, 2003. Craftmade is a guarantor of this line of credit. Craftmade provides Design Trends with loans to finance its working capital needs, drawing on the $20 million Line of Credit described above, as needed. To satisfy anticipated demand for the portable lamp program, Design Trends maintained an inventory level of $2,783,000 at March 31, 2003. This program is highly concentrated with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that these alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," ("FIN 46"), which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. We do not expect the adoption of this standard to have a material impact on our financial statements in 2003.

In November of 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), effective for fiscal years beginning after December 15, 2002. EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that, generally, cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. EITF 02-16 also indicates that cash consideration would be characterized as revenue if the vendor receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration, provided that the identified benefit is sufficiently separable from the customer's purchase of the vendor's products and the customer can reasonably estimate the fair value of the benefit provided. We do not expect the adoption of this standard to have a material impact on our financial statements in 2003.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

The information set forth below constitutes a "forward looking statement." See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement.

At March 31, 2003, the Company had a $20,000,000 line of credit (the "Craftmade Line of Credit") with Frost at an interest rate of prime less .5%, of which $13,205,000 was outstanding. At March 31, 2003, the prime rate was equal to 4.25%. The Craftmade Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003.

At March 31, 2003, PHI had a $3,000,000 line of credit with Wachovia Bank, N.A. at an interest rate equal to the one-month LIBOR plus 2%, of which $241,000 was outstanding. At March 31, 2003, the one-month LIBOR rate was equal to 1.30%. The PHI Line of

Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2003. In addition, PHI had a $500,000 three-year note payable with Wachovia maturing on July 29, 2005, of which $431,000 was outstanding at March 31, 2003. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. These two lines of credit of PHI are referred to as the "PHI Lines of Credit."

Because of the variable rate and short-term nature of the Craftmade Line of Credit and the PHI Lines of Credit, the Company is subject to market risk associated with adverse changes in interest rates. A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company's annualized interest expense would increase by approximately $132,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $660,000.

Under the PHI Lines of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $7,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $35,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. As of March 31, 2003, one U.S. dollar equaled $34.84 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

All other purchases of the Company and its 50% owned investees from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended March 31, 2003, the Company purchased approximately $3,759,000 of products from Fanthing. Under the Company's understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $376,000, based on the Company's purchases during the fiscal quarter ended March 31, 2003 (on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $1,880,000, based on the Company's purchases during the fiscal quarter ended March 31, 2003 (on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $3,760,000 on an annualized basis, based on the Company's purchases during the fiscal quarter ended March 31, 2003 (on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company's purchases from Fanthing for the fiscal quarter ended March 31, 2003. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

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

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        10.1 Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995 (File No. 001-10471), and herein incorporated by reference.

        10.2 Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995 (File No. 001-10471), and herein incorporated by reference.

        10.3 Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995 (File No. 001-10471), and herein incorporated by reference.

        10.4 Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995 (File No. 001-10471), and herein incorporated by reference.

        10.5 Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December

                31, 1995 (File No. 001-10471), and herein incorporated by reference.

        10.6 Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended June 30, 1996 (File No. 001-10471), and herein incorporated by reference.

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

        99.1 Certification of Period Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

        99.2 Certification of Period Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

    b). Reports on Form 8-K

        None filed

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRAFTMADE INTERNATIONAL, INC.
                                                 (Registrant)



Date May 15, 2003                      /s/ James R. Ridings
     ----------------------            ------------------------------------
                                                JAMES R. RIDINGS
                                               President and Chief
                                                Executive Officer


Date May 15, 2003                      /s/ Kathleen B. Oher
     ----------------------            ------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 15, 2003                                  /s/ James R. Ridings
                                                    -------------------------
                                                        James R. Ridings
                                                        President and
                                                        Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 15, 2003                                   /s/ Kathleen B. Oher
                                                     ---------------------------
                                                         Kathleen B. Oher
                                                         Chief Financial Officer

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

10.1 Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International,
         Inc. (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995 (File No. 001-10471), and herein incorporated by reference.

10.2     Assignment of Rents and Leases dated December 21, 1995, between
         Craftmade International, Inc. and Allianz Life Insurance Company of
         North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995 (File No. 001-10471), and herein incorporated by reference.

10.3     Deed of Trust, Mortgage and Security Agreement made by Craftmade
         International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North
         America (including exhibits), previously filed as an exhibit in

         Form 10-Q for the quarter ended December 31, 1995 (File No. 001-10471), and herein incorporated by reference.

10.4 Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as
         Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995 (File No. 001-10471), and herein incorporated by reference.

10.5     Lease Agreement dated November 30, 1995, between Craftmade
         International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995 (File No.
         001-10471), and herein incorporated by reference.

10.6 Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended June 30, 1996 (File No.
         001-10471), and herein incorporated by reference.

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

99.1 Certification of Period Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2003.

99.2 Certification of Period Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2003.