Form 10-K
period 2003-06-30
CRAFTMADE INTERNATIONAL INC
filed 2003-09-29
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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



         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO[ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.____

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT). YES [ ] NO[X]

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF DECEMBER 31, 2002 WAS $59,020,000

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK AS OF SEPTEMBER 26, 2003 WAS 5,424,628

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT PERTAINING TO THE REGISTRANT'S 2003 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                      INDEX


PART I  ......................................................................................................................    1

        Item 1.   Business....................................................................................................    1

        Item 2.   Properties..................................................................................................    7

        Item 3.   Legal Proceedings...........................................................................................    7

        Item 4.   Submission of Matters to a Vote of Security Holders.........................................................    7


PART II ......................................................................................................................    8

        Item 5.   Market for the Registrant's Common Equity and Related
                     Stockholder Matters......................................................................................    8

        Item 6.   Selected Financial Data.....................................................................................    9

        Item 7.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operation.......................................................................   10

        Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................................   16

        Item 8.   Financial Statements and Supplementary Data.................................................................   17

        Item 9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................................................................   17

        Item 9A.  Controls and Procedures.....................................................................................   17

PART III .....................................................................................................................   18

        Item 10.  Directors and Executive Officers of the Registrant..........................................................   18

        Item 11.  Executive Compensation......................................................................................   18

        Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management...........................................................................................   18

        Item 13.  Certain Relationships and Related Transactions..............................................................   18

        Item 14.  Principal Accounting Fees and Services .....................................................................   18

PART IV ......................................................................................................................   19

        Item 15.  Exhibits, Financial Statements, Financial Statement
                     Schedule and Reports on Form 8-K.........................................................................   19

        Signatures ...........................................................................................................   25

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

Craftmade International, Inc. was incorporated in the state of Texas on July 1985 and reincorporated in the state of Delaware in December 1991 and is organized into two operating segments: Craftmade International, Inc. ("Craftmade") and Trade Source International, Inc. ("TSI"). See Note 15 - Segment Information in the Notes to Consolidated Financial Statements for certain financial information about the Company's two segments. Craftmade, TSI, their wholly-owned subsidiaries, and their equity interest in the 50% owned investees are collectively referred to as the "Company".

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

TSI - TSI is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. TSI's outdoor lighting consists of over one-hundred designs in different decorative finishes. The indoor lighting product line includes ceiling mount lighting fixtures and bath-strip lighting. TSI purchases substantially all of its products from manufacturers located in China.

50% OWNED INVESTEES - The Company has a 50% ownership interest in two entities, Design Trends, LLC ("Design Trends") and Prime/Home Impressions, LLC ("PHI"):

         DESIGN TRENDS- Design Trends markets indoor lighting, including portable table lamps, floor lamps, chandeliers and wall sconces designed by Patrick Dolan. Substantially all of Design Trends' sales are to mass merchandisers.

         PHI- PHI markets various fan accessories including decorative pull-chains, replacement switches, blade arms, blades and ceiling medallions. All of PHI's sale are to mass merchandisers.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, HTTP://WWW. CRAFTMADE.COM, or CRAFTMADE.COM, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

CRAFTMADE PRODUCTS

CEILING FANS - Craftmade's ceiling fan product line consists of over two dozen fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade's fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade's light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Constantina, Crescent and Presidential series to various low-end builder series. Craftmade's fans come in five motor sizes, five blade sizes and over two dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Ceiling fans accounted for 43%, 42% and 43% of the Company's sales for fiscal years 2003, 2002 and 2001, respectively.

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

ACCESSORIES - Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal down-rods for use with ceiling fans. Accessory sales represented 9%, 11% and 12% of the Company's sales in fiscal years 2003, 2002 and 2001, respectively.


TSI PRODUCTS

TSI markets over one hundred designs of lighting, including ceiling mount lighting fixtures, bath-strip lighting and outdoor lighting in a variety of decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand, as well as the retailers' private label brands. The outdoor lighting is designed for either wall mounting or as a post-mounted fixture. TSI's sales of outdoor lighting represented 16%, 21% and 19% of the Company's sales in fiscal years 2003, 2002, and 2001, respectively. Indoor lighting represented 15%, 12%, and 12%, respectively, of the Company's sales in fiscal years, 2003, 2002, and 2001.

50% OWNED INVESTEES' PRODUCTS

DESIGN TRENDS - During fiscal year 2000, the Company began marketing floor and table lamps, chandeliers and wall sconces designed by Patrick Dolan to various mass merchandisers through Design Trends, a 50% owned investee. The program is merchandised in a patented display and packaged in a mix and match system that enables the consumer to customize a lamp base and shade combination. Lampshades are displayed separately on a revolving carousel that economizes space. The smaller packaging of the lamp bases enables the retailer to display a greater number of SKUs in the same amount of space. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes.

PHI - PHI markets various fan accessories, including decorative pull-chains, replacement switches, blade arms, blades and ceiling medallions to various mass merchandisers.

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

Fanthing has provided Craftmade with a $1,000,000 credit facility, pursuant to which Fanthing will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, this credit facility is equivalent to approximately three weeks' supply of ceiling fans and represents a supplier commitment that the Company's management believes is unusual for the industry and favorable to the Company. Fanthing is not required to provide this credit facility under its agreement with Craftmade, and Fanthing may discontinue this credit facility at any time. Craftmade places orders with Fanthing in anticipation of normally recurring orders. In the ordinary course of business, orders are filled within 60 days, which includes approximately 20 days for transport. While Craftmade's agreement with Fanthing does not contain provisions relating to adjustments or returns as a result of product defects, Fanthing has historically extended Craftmade full credit for any product returns. Ceiling fans are shipped in container-size lots, generally consisting of 1,600 fan units. Delivery is made in Dallas, Texas upon presentment of documents by Craftmade's designated freight forwarder following payment for such containers at Fanthing's bank in Taiwan.

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

TSI purchases most of its ceiling fan accessories from several manufacturers located in Asia, with the exception of ceiling medallions which are purchased from a manufacturer located in the United States. Design Trends purchases its portable lamps and shades from three primary manufacturers located in China. These products are also shipped in containers, either to the Company's facility in Coppell, Texas or directly to the customer.

DISTRIBUTION

Craftmade's products are marketed through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, outdoor lighting and accessories are distributed through 33 independent sales groups on a national basis. Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 65 sales representatives, who represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During fiscal years 2003, 2002 and 2001, no single lighting showroom or electrical wholesaler accounted for more than 2% of Craftmade's sales.

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

All of TSI's sales are to mass merchandisers with two customers comprising the most significant portion of TSI's and the Company's sales, as follows:

                         Customer A                    Customer B
                 ---------------------------    ---------------------------
                                 Percent of     Percent of      Percent of
                  Percent of    Consolidated      TSI's        Consolidated
Fiscal Year      TSI's Sales       Sales         Sales            Sales
----------       -----------    ------------    ----------     ------------
      2003            56%            18%            25%             8%
      2002            59%            19%            12%             4%
      2001            55%            17%            31%            10%

The majority of TSI's sales are by direct shipment. The remaining sales are shipped from the Company's Coppell, Texas facility. TSI utilizes an internal sales force to market its products and sales representatives to service specific mass merchandiser locations.

50% OWNED INVESTEES

Substantially all of Design Trends' sales are to mass merchandisers with one customer comprising the most significant portion its sales, as follows:

                             Customer A
----------------------------------------------------
Fiscal Year          Percent of Design Trends' Sales
2003                             87%
2002                             85%
2001                             79%

The majority of Design Trends' sales are by direct shipment. The remaining sales are shipped from the Company's Coppell, Texas facility. Design Trends utilizes an internal sales force to market its products and sales representatives to service specific mass merchandiser locations.

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

With respect to its sales, Design Trends relies on the reputation of its products and the relationship it has with its mass merchandiser customers, as well as its patented display system. Design Trends also participates in advertising programs and special promotions performed by its customers

The Company has a 48-hour product shipment policy. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

For information concerning revenues of the Company attributable to foreign and domestic customers, along with information concerning foreign and domestic long-lived assets of the Company, see Note 15 - Segment Information in the Notes to Consolidated Financial Statements.

PRODUCT EXPANSION

Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During fiscal year 2003, Craftmade introduced three new series of fans: Twin Air, Log Cabin and American Tradition. The Company also added a new custom finish, Oiled Bronze.

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

The mass merchandiser market is also highly competitive. TSI and Design Trends have numerous competitors, which are located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer's Fountain, Murray Feiss and Minka. In addition, mass merchandisers themselves will, at times, compete directly against TSI and Design Trends by purchasing private label products from TSI's vendors. However, the Company's management believes that TSI has positioned itself with its customers in a manner that reduces some of the risks involved of competing in the mass merchandiser market, primarily by offering unique display systems and packaging that the company management believes other companies do not offer.

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

PATENTS AND TRADEMARKS

The Company has patented certain of its product designs and the functional features of some of its products, including a patent on its Cathedral Ceiling Adapter and the Carousel light kit. The expiration dates of Craftmade's patents (excluding pending applications) currently range from 2008 to 2014. In addition, Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company's management does not believe that such patents are material to the production of Craftmade products. From time to time, the Company also enters into license agreements with various designers of the Company's products, including license agreements concerning licenses on patents for eight series of fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade (R), Accolade (R) and Durocraft (R), along with the product names of certain of its designs, with the United States Patent and Trademark Office.

Design Trends merchandises its portable lamp program in a patented display system that makes more efficient use of the retailer's space than conventional lighting displays. The Company's management believes that the display patent is material to Design Trends business.


EMPLOYEES

As of August 31, 2003, the Company employed a total of 131 full time employees, including five executive officers, (two of whom are TSI officers), 19 managers, 22 clerical and administrative personnel, 26 marketing personnel; 48 warehouse personnel and 11 Design Trends/shipping/production personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                                                 Dividends
                                                           High        Low       per share
                                                          ------      ------     ---------
Fiscal Year Ended June 30, 2002:
     First Quarter .................................      $14.65      $ 9.10      $  .07
     Second Quarter ................................       16.89       11.08         .07
     Third Quarter .................................       17.84       12.80         .07
     Fourth Quarter ................................       19.05       12.39         .07

Fiscal Year Ended June 30, 2003:
     First Quarter .................................      $15.50       12.21      $  .07
     Second Quarter ................................       17.60       11.62         .07
     Third Quarter .................................       17.10       13.70         .07
     Fourth Quarter ................................       18.35       14.25         .07

Fiscal Year Ending June 30, 2004:
     First Quarter (Through September 19, 2003) ....      $22.99      $17.32

Computershare Investor Services, Two North Lasalle Street, Chicago IL 60602, is the transfer agent and registrar for the Company's common stock.

HOLDERS

On August 31, 2003, there were 102 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data in the tables below are for the five fiscal years ended June 30. The data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included herein.

                                                         For the years ended
                                                 -------------------------------------
                                                 (In thousands, except per share data)
                                      June 30,     June 30,     June 30,     June 30,     June 30,
                                       2003         2002         2001         2000          1999
                                      -------    ---------      -------      ---------    -------
Selected Operating Results:

Net sales                             $71,817      $73,509      $71,107      $75,098      $75,656
Gross profit                           23,448       23,328       22,380       22,028       23,424
Equity in earnings of 50%
   owned investees                      4,241        2,622        2,038        1,151          949
Net income                              6,846        6,160        4,687        4,280        5,689
Basic earnings per common
   share                                 1.24         1.04      $  0.79      $  0.63      $  0.76
Diluted earnings per common
   share                                 1.23         1.03      $  0.79      $  0.63      $  0.76
Cash dividends declared
   per common share                   $  0.28      $  0.28      $  0.25      $  0.10      $  0.08
Basic common
   shares outstanding                   5,512        5,937        5,933        6,781        7,523
Diluted common
   shares outstanding                   5,568        6,001        5,942        6,781        7,535


Summary Balance Sheet:

Current assets                         25,684      $27,539      $36,868      $31,718      $25,585
Current liabilities                    17,983       16,122       26,262       20,905       16,052
Long-term debt                          4,322        5,746        8,076        8,588        4,677
Total assets                           43,340       44,492       52,361       46,540       44,178
Stockholders' equity                   20,538       22,624       17,782       16,959       23,363
Book value per common share           $  3.73      $  3.81      $  3.02      $  2.74      $  3.16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Critical Accounting Policies

The Company's management's discussion and analysis of its financial condition and results of operations following are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company's estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company's conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment changes. The Company's management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies.

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

As part of its revenue recognition policy, the Company records estimated incentives payable to its customers at a future date as a reduction of revenue at the time the revenues are recorded. The Company bases its estimates on contractual terms of the programs and estimated or actual sales to individual customers. Actual incentives in any future period are inherently uncertain and, thus, may differ from its estimates. If actual or expected incentives were significantly greater than the reserves the Company had established, the Company would record a reduction to net revenues in the period in which the Company made such determination.

In addition to various incentive programs, from time to time the Company is required to provide mark down funds to certain of it mass retail customers to assist them in clearing slow-moving inventory. These markdown funds are recorded as a reduction of revenue in the period in which they are incurred.

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

The Company is required to assess the carrying values of goodwill annually or when circumstances dictate that the carrying value might be impaired. The method for determining if impairment has occurred requires estimates of future cash flows and the Company's weighted average cost of capital. In the event that an impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002.

Net Sales - Net sales decreased $1,692,000 to $71,817,000 for the year ended June 30, 2003 from $73,509,000 for the year ended June 30, 2002. Sales of the Craftmade division decreased 1.3% or $643,000, to $49,155,000 from $49,798,000 for the year ended June 30, 2002. The decrease in sales of the Craftmade division was primarily due to lower unit sales and lower prices on certain discontinued models of fans that were replaced by new models that were introduced in the January lighting market. Management expects the showroom division to generate positive sales growth in fiscal 2004 as a result of new product introductions and fewer close-out sales. Sales of the TSI division decreased 4.4%, or $1,049,000, to $22,662,000 for the year ended June 30,2003 from $23,711,000 for the year ended June 30, 2002. The decline in sales of the TSI division was attributable to a decline in direct shipment sales of outdoor lighting to a mass retail customer.

Gross Profit - Gross profit increased to 32.6% of sales, or $23,448,000, for the year ended June 30, 2003 compared to 31.7% of sales, or $23,328,000, for the year ended June 30, 2002. The gross margin of the Craftmade division increased to 40.2% of sales for the year ended June 30, 2003 from 39.3% of sales for the year ended June 30, 2002. The improvement in the gross margin of the Craftmade division was due primarily to increased sales of higher margin products. The gross margin of the TSI division improved to 16.2% for the year ended June 30, 2003 compared to 15.7% of sales, for the year ended June 30, 2002. The improvement in the gross margin of TSI was primarily due to a smaller write down of slow moving inventory in the year ended June 30, 2003 compared to the prior year period. The TSI division recorded an inventory write-down of $426,000 and $500,000 in fiscal 2003 and fiscal 2002, respectively.

Selling, General and Administrative Expenses - Total selling, general and administrative ("SG&A") expenses of the Company increased $332,000 to $15,307,000, or 21.3% of net sales, for the year ended June 30, 2003 from $14,975,000, or 20.4% of net sales, for the year ended June 30, 2002. Total SG&A expenses of the Craftmade division decreased $168,000 to $11,371,000 or 23.1% of net sales, compared to $11,539,000 or 23.2% of net sales in the previous year. The Craftmade division's SG&A expense as a percentage of sales was relatively unchanged from fiscal 2002 to fiscal 2003. The decline in SG&A expense in total dollars was primarily related to the decline in sales of the Craftmade division from fiscal 2002 to fiscal 2003. Total SG&A expenses of TSI increased $500,000 to $3,936,000 or 17.4% of sales compared to $3,436,000 or 14.5% of net sales, for the year ended June 30, 2002. The increase in TSI's SG&A expenses in dollars as well as a percentage of sales was primarily due to an increase in payroll related expenses.

Net Interest Expense - Net interest expense declined $49,000 to $837,000 for the year ended June 30, 2003 from $886,000 for the previous year. This decline was primarily the result of lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees Before Income Taxes - Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $1,619,000 to $4,241,000 for fiscal 2003 from $2,622,000 for fiscal
2002. The increase in income from these investees was due to an increase in sales of Design Trends' portable lamp program which generated $3,404,000 in incremental revenue during the year, as well as a $1,274,000 increase in sales of PHI for fiscal 2003 compared to the previous year.

Provision for Income Taxes - The provision for income taxes increased to $4,049,000, or 37.2% of income before taxes for the year ended June 30, 2003 from $3,360,000, or 35.3% of income before taxes for the year ended June 30, 2002 because of higher state income taxes.

Fiscal year ended June 30, 2002 compared to fiscal year ended June 30, 2001

Net Sales - Net sales increased $2,402,000 to $73,509,000 for the year ended June 30, 2002 from $71,107,000 for the year ended June 30, 2001. Sales of the Craftmade division increased 2.6% or $1,284,000, to $49,798,000 from $ 48,514,000 for the year ended June 30, 2001. The increase in sales of the Craftmade division was primarily due to an increase in Craftmade's sales of outdoor lighting which generated incremental revenue of $1,070,000 compared to the prior year period. Sales of the TSI division increased 4.9%, or $1,118,000, to $23,711,000 for year ended June 30, 2002 from $22,593,000 for the year ended June 30, 2001. The increase was attributable to additional direct shipment sales of outdoor lighting to a mass retail customer.

Gross Profit - Gross profit increased to 31.7% of sales, or $23,328,000, for the year ended June 30, 2002 compared to 31.5% of sales, or $22,380,000, for the year ended June 30, 2001. The gross margin of the Craftmade division increased to 39.3% of sales for the year ended June 30, 2002 from 37.6% of sales for the year ended June 30, 2001. The improvement in the gross margin of the Craftmade division was due primarily to a series of price concessions the Company negotiated with its ceiling fan vendor, which have, in part, been passed on to customers. The improvement in the exchange rate of the U.S. dollar relative to the Taiwanese dollar also had a favorable impact on the gross margin of the showroom division. Gross profit of the TSI division declined to $3,733,000, or 15.7% of sales, for the year ended June 30, 2002 compared to $4,151,000, or 18.4% of TSI's sales, for the year ended June 30, 2001. The decline in the gross margin of TSI was primarily due to an inventory write down of approximately $500,000 that was taken during fiscal 2002 to record discontinued items at their net realizable value.

Selling, General and Administrative Expenses - Total selling, general and administrative ("SG&A") expenses of the Company increased $740,000 to $14,975,000, or 20.4% of net sales, for the year ended June 30, 2002 from $14,235,000, or 20.0% of net sales, for the year ended June 30, 2001. Total SG&A expenses of the Craftmade division increased $400,000 to $11,539,000 or 23.2% of net sales, compared to $11,139,000 or 23.0% of Craftmade's net sales, in the previous year. The increase in SG&A expenses of the Craftmade division was primarily related to costs associated with the implementation of the Company's logistics and accounting systems upgrade. Total SG&A expenses of TSI increased $340,000 to $3,436,000 or 14.5% of sales for year ended June 30, 2002 compared to $3,096,000 or 13.7% of net sales, for the year ended June 30, 2001. The increase in TSI's SG&A expenses as a percentage of sales was primarily due to an increase in payroll related SG&A expenses.

Net Interest Expense - Net interest expense declined $900,000 to $886,000 for the year ended June 30, 2002 from $1,786,000 for the previous year. This decline was primarily the result of a decrease in the amounts outstanding under the Company's revolving line of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees Before Income Taxes - Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $584,000 to $2,622,000 for year ended June 30, 2002 from $2,038,000 for the year ended June 30, 2001. The increase in income from these investees was due to an increase in sales of Design Trends' portable lamp program which generated $13,200,000 in incremental revenue during the year.

Provision for Income Taxes - The provision for income taxes increased to $3,360,000, or 35.3% of income before taxes for the year ended June 30, 2002 from $2,811,000, or 37.5% of income before taxes for the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended June 30, 2003.

The Company's cash increased $2,845,000 from $624,000 at June 30, 2002 to $3,469,000 at June 30, 2003. The Company's operating activities provided cash of $10,342,000 during the year ended June 30, 2003 compared to $13,979,000 during the year ended June 30, 2002. This cash flow was primarily attributable to the Company's net income, a reduction in the Company's accounts receivable, and a reduction in the Company's accounts receivable from Design Trends, its 50% owned investee.

Cash used for investing activities of $186,000 was related to additions to property, plant and equipment, primarily for additional racking installed in the Company's warehouse facility.

Cash used for financing activities of $7,310,000 was primarily the result of (i) the repurchase of 558,000 shares of the Company's common stock at an aggregate cost of $7,746,000, (ii) principal payments of $1,311,000 on the Company's notes payable and (iii) cash dividends of $1,542,000. These amounts were partially offset by proceeds of $2,966,000 from the Company's line of credit and $323,000 from the exercise of employee stock options.

On November 6, 2001, the Company entered into a Credit Agreement with The Frost National Bank ("Frost"), pursuant to which Frost agreed to provide the Company with a $20,000,000 line of credit. The Credit Agreement with Frost replaced the Company's existing $20,000,000 line of credit with J.P. Morgan Chase & Co. ("Chase") and Frost. The terms of the Company's new line of credit with Frost are substantially identical to the Company's preceding line of credit. The Company chose to obtain its line of credit solely from Frost, rather than a syndicate of Frost and Chase, because the Company currently maintains its banking accounts with Frost, and the use of Frost exclusively will permit the Company to facilitate more rapid payments with respect to the line of credit, which the Company believes will result in a reduction of interest expense. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003. The line of credit is collateralized by inventory, accounts receivable and equipment of the Company. Management is negotiating to renew the Company's line of credit and believe they will be able to complete the negotiations prior to the maturity of its existing line of credit. Management believes that alternative bank financing on acceptable terms would be available should the company not be able to renew its current line of credit.

At June 30, 2003, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its line of credit, of which $12,000,000 had been utilized. In addition, PHI had $3,000,000 available on its line of credit, on which there was no outstanding balance. The Company's management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company's operations during the next twelve months.

At June 30, 2003, $5,131,000 remained outstanding under the note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

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

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit, on which there was no outstanding balance. Craftmade is a guarantor on this line of credit. Design Trends utilizes the Company's lines of credits described above. To satisfy anticipated demand for the portable lamp program, Design Trends maintained an inventory level of $3,004,000 at June 30, 2003. This program is primarily with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated the Company would be required to find other customers for this inventory. There can be no assurances that the alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

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

Cash used for investing activities of $696,000 was related to additions to property and equipment, primarily for costs associated with the implementation of the Company's logistics and accounting systems upgrade.

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

OFF BALANCE SHEET ARRANGEMENTS

Craftmade is a guarantor of PHI's lines of credit. The company has not engaged in any other off balance sheet transactions or agreements.


CONTRACTUAL OBLIGATIONS

The table below, as well as the information contained in Note 5 - "Note Payable" and Note 12 - "Commitments and Contingencies" to the Company's financial statements, summarizes the Company's various repayment requirements.


                                            Payments Due by Period
-------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS       TOTAL     LESS THAN 1 YEAR     1-3 YEARS         3-5 YEARS    MORE THAN 5 YEARS
-----------------------       -----     ----------------     ---------         ---------    -----------------
Long Term Debt
Obligations                $ 5,131,000      $  809,000       $1,833,000        $2,489,000          0

Operating Lease
Obligations                $   349,000      $  117,000       $  168,000        $   64,000          0

Purchase
Obligations                $ 6,107,000      $6,107,000                0                 0          0
                           -----------      ----------       ----------        ----------      ----------
Total                      $11,587,000      $7,033,000       $2,001,000        $2,553,000




At June 30, 2003, the Company has a $20,000,000 line of credit with The Frost National Bank at an interest rate of prime (4.00% at June 30, 2003) less .5%, of which $12,000,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003. At June 30, 2003, PHI had a $3,000,000 line of credit with Wachovia Bank, N.A. at an interest rate equal to the one-month LIBOR plus 2%. At June 30, 2003, the one-month LIBOR rate was equal to 1.30%. There was a zero outstanding balance on the line of credit at June 30, 2003. PHI's Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2004. In addition, PHI has a $500,000 three-year note payable to Wachovia maturing on July 29, 2005, of which $361,000 was outstanding at June 30, 2003. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. Craftmade is the guarantor on PHI's lines of Credit.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123, which is effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are included in Note 2 of Notes to Consolidated Financial Statements.

         In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which has an effective date of December 31, 2002. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor's obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The impact of the accounting requirements of FIN 45 on the Company's financial statements was not material.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003, for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The effect of adopting this new standard on the Company's financial statements is not expected to be material.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. The effect of adopting this new standard on the Company's financial statements is not expected to be material.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal controls or in other factors that significantly changed internal controls during the fiscal year ended June 30, 2003.

INFLATION

Generally, inflation has not had, and the Company does not expect it to have, a material impact upon operating results. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

RELATED PARTY TRANSACTIONS

TSI leases office space from a director of the Company who is also a senior officer of TSI. This lease is for $7,500 per month on a month-to-month basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement.

We are exposed to market risk from changes in interest rates. We have in the past used financial instruments to offset these risks. These financial instruments were not used for trading or speculative purposes. We did not experience any significant changes in market risk for the fiscal year ended June 30, 2002.

At June 30, 2003, the Company had a $20,000,000 line of credit (the "Craftmade Line of Credit") with Frost at an interest rate of prime less .5%, of which $12,000,000 was outstanding. At June 30, 2003 the prime rate was equal to 4.00%. The Craftmade Line of Credit is due on demand; however, if not demand is made, it is scheduled to mature October 31, 2003. Management is negotiating to renew the Company's line of credit and believe they will be able to complete the negotiations prior to the maturity of its existing line of credit. Management believes that alternative bank financing on acceptable terms would be available should the company not be able to renew its current line of credit.

At June 30, 2002, PHI had a $3,000,000 line of credit (the "PHI Line of Credit") with Wachovia Bank, N.A. at an interest rate of the one-month LIBOR plus 2%, on which there was no outstanding balance. At June 30, 2002 the one-month LIBOR rate was equal to 1.84%. The PHI Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2004. In addition, PHI had a $500,000 three-year note payable with Wachovia maturing on July 29, 2005, of which $361,000 was outstanding at June 30, 2003. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%.

Because of the short-term nature of each of the Craftmade Line of Credit and the PHI Line of Credit, the Company is subject to market risk associated with adverse changes in interest rates. A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

Under the Craftmade Line of Credit, using the June 30, 2003 outstanding balance, for each one-percentage point (1%) incremental increase in the prime rate, the Company's annualized interest expense would increase by approximately $120,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $600,000.

Under the PHI Note Payable, using the June 30, 2003 outstanding balance , for each one-percentage point (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $3,610. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $18,050.

We are exposed to market risk from changes in foreign currency exchange rates. The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. As of September 23, 2003, one U.S. dollar equaled $34.09 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations.

During the fiscal year ended June 30, 2003, the Company purchased approximately $16,111,000 of products from Fanthing. Under the Company's understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $403,000 based on the Company's purchases during the fiscal year ended June 30, 2003. A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annual increase in cost of goods sold of approximately $2,014,000, based on the Company's purchases during the fiscal year ended June 30, 2003. A $10 incremental appreciation of the Taiwanese dollar would result in an annual increase of approximately $4,028,000, based on the Company's purchases during the fiscal year ended June 30, 2003. These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on the Company's purchases from Fanthing for the fiscal year ended June 30, 2003. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to future years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data are included under Item 14(a)(1) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth (a) the number of securities to be issued upon exercise of outstanding options, (b) the weighted average of exercise price of such outstanding options, and (c) the number of securities remaining available for future issuance, under the Company's equity compensation plans. All of the Company's equity compensation plans have been approved by security holders of the Company.

                                  (a)                               (b)                                   (c)
                       NUMBER OF SECURITIES TO BE                                      NUMBER OF SECURITIES REMAINING AVAILABLE
                        ISSUED UPON EXERCISE OF           WEIGHTED-AVERAGE EXERCISE          FOR FUTURE ISSUANCE UNDER EQUITY
                      OUTSTANDING OPTIONS, WARRANTS     PRICE OF OUTSTANDING OPTIONS    COMPENSATION PLANS (EXCLUDING SECURITIES
   PLAN CATEGORY                AND RIGHTS                  WARRANTS AND RIGHTS                 REFLECTED IN COLUMN (a))
   -------------      -----------------------------     ----------------------------   -----------------------------------------
1999 Stock Option
 Plan                              92,500                          6.75                                100,000

2000 Non-Employee
Director Plan                      18,000                         10.78                                 57,000
                                  -------                                                              -------

Total                             110,500                          7.41                                157,000
                                  =======                                                              =======

The remaining information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is not required to be included in this report in accordance with Securities and Exchange Release No. 34-47265A.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

         1. Financial Statements - The financial statements listed in the "Index to Consolidated Financial Statements" described at F-1.

         2. Financial Statement Schedule - The financial statement schedule listed in the "Index to Consolidated Financial Statements" described at F-1.

         3.       Exhibits - Refer to (c) below.

(b)      Reports on Form 8-K

         On April 24, 2003 the Company furnished a current report on Form 8-K
         Item 9, and Item 12. to disclose a press release for estimated results for the fiscal year ended June 30, 2003. On April 29, 2003, the Company furnished a current report on Form 8-K Item 9. and Item 12. to disclose an earnings correction to its press release. On May 1, 2003 the Company furnished a current report on Form 8-K Item 9. and Item 12. to disclose a press release describing earnings for fiscal 2003 fourth quarter and year end results.

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

       **10.5   - Lease Agreement dated November 30, 1995, between Craftmade
                  International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

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

       **10.11  - Employment Agreement, dated July 1, 1998, by and among
                  Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Neall Humphrey, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

         10.12 - Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Leslie Humphrey, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

       **10.13  - Employment Agreement, dated July 1, 1998, by and among
                  Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and John DeBlois, filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

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

       **10.20  - Employment Agreement dated October 25, 1999, between Kathy
                  Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

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

       **10.22  - Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

       **10.23  - Craftmade International, Inc. 2000 Non-Employee Director
                  Stock Plan, filed as Exhibit B to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

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


         21     - Subsidiaries of the Registrant.

         *31.1  - Certification of James R. Ridings, Chairman of the Board,
                  President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

         *31.2  - Certification of Kathleen B. Oher, Vice President and Chief
                  Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *32.1  - Certification of James R. Ridings, Chairman of the Board,
                  President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *32.2  - Certification of Kathleen B. Oher, Vice President and Chief
                  Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(d) All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

         *Filed herewith (unless otherwise indicated, exhibits are previously filed).

         **A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2003.

CRAFTMADE INTERNATIONAL, INC.


By: /s/ James Ridings
    -------------------------------------
    James Ridings, Chairman of the Board,
    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Capacity                                 Date
----------                              --------                                 ----
/s/ James Ridings                       Chairman of the Board, President,        September 29, 2003
------------------------------          Chief Executive Officer and
 James Ridings                          Director (Principal Executive
                                        Officer)



/s/ Clifford Crimmings                  Vice President Marketing and             September 29, 2003
--------------------------              Director
 Clifford Crimmings


/s/ Kathy Oher                          Chief Financial Officer, Vice            September 29, 2003
----------------------------------      President and Director
 Kathy Oher                             (Principal Financial and
                                        Accounting Officer)


/s/ Neall Humphrey                      President of Trade Source                September 29, 2003
-----------------------------           International, Inc. and Director
Neall Humphrey


/s/ John DeBlois                        Executive Vice President of Trade        September 29, 2003
--------------------------------        Source International, Inc.
John DeBlois                            and Director


/s/ A. Paul Knuckley                    Director                                 September 29, 2003
------------------------------
A. Paul Knuckley


/s/ Jerry E. Kimmel                     Director                                 September 29, 2003
-------------------------------
Jerry E. Kimmel


/s/ Lary Snodgrass                      Director                                 September 29, 2003
-------------------------------
Lary Snodgrass

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----
CRAFTMADE INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Auditors                                                                F-2
    Consolidated Statements of Income                                                             F-3
    Consolidated Balance Sheets                                                                   F-4
    Consolidated Statements of Cash Flows                                                         F-6
    Consolidated Statements of Changes in Stockholders' Equity                                    F-8
    Notes to Consolidated Financial Statements                                                    F-9

Financial Statement Schedule:

        II - Valuation and qualifying accounts and reserves                                       F-21

All other financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

DESIGN TRENDS, LLC FINANCIAL STATEMENTS

    Report of Independent Auditors                                                                F-22
    Statements of Income and Members' Equity                                                      F-23
    Balance Sheets                                                                                F-24
    Statements of Cash Flows                                                                      F-26
    Notes to Financial Statements                                                                 F-28

All financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
           of Craftmade International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Craftmade International, Inc. and its subsidiaries (the "Company") at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles assets effective July 1, 2001.



/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
August 8, 2003

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         FOR THE YEAR ENDED
                                                  -------------------------------
                                                  June 30,    June 30,    June 30,
                                                   2003        2002        2001
                                                  -------     -------     -------
                                                (In thousands except per share data)
Net sales                                         $71,817     $73,509     $71,107
Cost of goods sold                                 48,369      50,181      48,727
                                                  -------     -------     -------

Gross profit                                       23,448      23,328      22,380
                                                  -------     -------     -------

Selling, general and
      administrative expenses                      15,307      14,975      14,235
Interest expense, net                                 837         886       1,786
Depreciation and amortization                         650         569         899
                                                  -------     -------     -------

           Total expenses                          16,794      16,430      16,920
                                                  -------     -------     -------

Income before equity in earnings of 50%
      owned investees and income taxes              6,654       6,898       5,460

Equity in earnings of 50% owned investees
      before income taxes                           4,241       2,622       2,038
                                                  -------     -------     -------

Income before income taxes                         10,895       9,520       7,498

Provision for income taxes                          4,049       3,360       2,811
                                                  -------     -------     -------


Net income                                        $ 6,846     $ 6,160     $ 4,687
                                                  =======     =======     =======

Basic earnings per common share                   $  1.24     $  1.04     $  0.79
                                                  =======     =======     =======

Diluted earnings per common share                 $  1.23     $  1.03     $  0.79
                                                  =======     =======     =======


Cash dividends declared
  per common share                                $  0.28     $  0.28     $  0.25
                                                  =======     =======     =======

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                  CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           June 30,      June 30,
                                                             2003          2002
                                                           --------      --------
                                                              (In thousands)
Current assets:
     Cash                                                  $  3,469      $    624
     Accounts receivable - net of
           allowance for doubtful accounts of                11,706        15,077
           $150 and $150 respectively
     Receivables from 50% owned investees                       217         2,227
     Inventory                                                9,394         8,570
     Deferred income taxes                                      358           588
     Prepaid expenses and other
           current assets                                       540           453
                                                           --------      --------

     Total current assets                                    25,684        27,539
                                                           --------      --------


Property and equipment, net
     Land                                                     1,535         1,535
     Building                                                 7,784         7,784
     Office furniture and equipment                           3,873         3,694
     Leasehold improvements                                     259           253
                                                           --------      --------
                                                             13,451        13,266

Less:  accumulated depreciation                              (4,109)       (3,460)
                                                           --------      --------

     Total property and equipment, net                        9,342         9,806
                                                           --------      --------

Goodwill, net of accumulated
     amortization of $1,204 and $1,204 respectively           4,735         4,735
Deferred income taxes                                            --           156
Investment in 50% owned investees                             3,567         2,244
Other assets                                                     12            12
                                                           --------      --------

     Total other assets                                       8,314         7,147
                                                           --------      --------

Total assets                                               $ 43,340      $ 44,492
                                                           ========      ========

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

               CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                June 30,      June 30,
                                                                  2003          2002
                                                                --------      --------
                                                        (In thousands except for share data)
Current liabilities:
     Note payable - current                                     $    809      $    696
     Revolving lines of credit                                    12,000         9,034
     Accounts payable                                              2,517         3,067
     Commissions payable                                             247           274
     Income taxes payable                                            484           567
     Accrued customer allowances                                   1,012         1,574
     Other accrued liabilities                                       914           910
                                                                --------      --------
     Total current liabilities                                    17,983        16,122

Other non-current liabilities:
     Note payable - long term                                      4,322         5,746
     Deferred income taxes                                           497            --
                                                                --------      --------

     Total liabilities                                            22,802        21,868
                                                                --------      --------
Commitments and contingencies (Note 12)

Stockholders' equity:
     Series A cumulative, convertible
           callable preferred stock, $1.00
           par value, 2,000,000 shares
           authorized; 32,000 shares issued                           32            32
     Common stock, $.01 par value,
           15,000,000 shares authorized, 9,425,535 and
           9,390,535 shares issued, respectively                      94            94
Additional paid-in capital                                        13,584        13,261
Unearned deferred compensation                                       (43)          (76)
Retained earnings                                                 35,684        30,380
                                                                --------      --------
                                                                  49,351        43,691
     Less:  treasury stock, 4,004,477 and
           3,446,477 common shares at cost,
           and 32,000 preferred shares at cost                   (28,813)      (21,067)
                                                                --------      --------
           Total stockholders' equity                             20,538        22,624
                                                                --------      --------

Total liabilities and stockholders' equity                      $ 43,340      $ 44,492
                                                                ========      ========

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the years ended June 30,
                                                                                      --------------------------------------
                                                                                        2003           2002           2001
                                                                                      --------       --------       --------
                                                                                                 (In thousands)
Cash flows from operating activities:
Net income                                                                            $  6,846       $  6,160       $  4,687
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                         650            569            899
     Provision for bad debts                                                               114            187            118
     Stock compensation expense                                                             33             32             54
     Deferred income taxes                                                                 884           (227)          (143)
     Equity in earnings of 50% owned investees                                          (4,241)        (2,622)        (2,038)
     Distributions received from
                  50% owned investees                                                    2,918          1,322          1,160
Change in assets and liabilities
     providing (using) cash:
     Accounts receivable                                                                 3,257         (1,956)         2,431
     Receivables from 50% owned investees                                                2,010          6,149         (7,544)
     Inventory                                                                            (824)         4,080            126
     Prepaid expenses and other assets                                                     (86)           696           (231)
     Accounts and commissions payable                                                     (577)        (1,085)           942
     Income taxes payable                                                                  (84)            (4)           709
     Accrued liabilities                                                                  (559)           678            469
                                                                                      --------       --------       --------
Net cash provided by operating activities                                               10,341         13,979          1,639
                                                                                      --------       --------       --------

Cash flows from investing activities:
     Additions to property and equipment                                                  (186)          (696)          (761)
                                                                                      --------       --------       --------
Net cash used for investing activities                                                    (186)          (696)          (761)
                                                                                      --------       --------       --------

Cash flows from financing activities:
     Principal payments on note payable                                                 (1,311)        (2,146)          (474)
     Net proceeds from (repayments on)
                  line of credit                                                         2,966         (9,766)         3,200
     Treasury stock purchases                                                           (7,746)          (235)        (2,559)
     Cash dividends                                                                     (1,542)        (1,666)        (1,455)
     Proceeds from exercise of employee
                  stock options                                                            323            431             68
                                                                                      --------       --------       --------
Net cash used for financing activities                                                  (7,310)       (13,382)        (1,220)
                                                                                      --------       --------       --------

Net increase(decrease) in cash                                                           2,845            (99)          (342)
Cash at beginning of year                                                                  624            723          1,065
                                                                                      --------       --------       --------
Cash at end of year                                                                   $  3,469       $    624       $    723
                                                                                      ========       ========       ========

                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

               CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosures of cash flow
  information:


                                                          For the years ended June 30,
                                                         ------------------------------
                                                           2003      2002       2001
                                                         --------   --------   --------
                                                                 (In thousands)
Cash paid during the year for:
  Interest                                               $    837   $    973   $  1,889
                                                         ========   ========   ========
  Income taxes                                           $  3,184   $  2,926   $  2,336
                                                         ========   ========   ========







                            SEE ACCOMPANYING NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2003


         (In thousands)                                                                                                 ACCUMULATED
                                                                    SERIES A   ADDITIONAL    UNEARNED                     OTHER
                                                                   PREFERRED    PAID-IN      DEFERRED      RETAINED    COMPREHENSIVE
                                         VOTING COMMON STOCK        STOCK       CAPITAL    COMPENSATION    EARNINGS        INCOME
                                        ---------------------      --------    ----------  ------------    --------    -------------
                                         Shares       Amount
                                        --------     --------
Balance as of June 30, 2000                9,317     $     93      $     32     $ 12,453     $     --      $ 22,654      $     --

Comprehensive Income:

  Net income for the twelve
    months ended June 30,
    2001                                      --           --            --           --           --         4,687            --

  Income from derivative
   financial instrument,
   net of tax of $10                          --           --            --           --           --            --            28
                                        --------     --------      --------     --------     --------      --------      --------
Total comprehensive
   income                                     --           --            --           --           --         4,687            28

Stock option grants                           --           --            --          162         (162)           --            --

Deferred compensation
   earned                                     --           --            --           --           54            --            --

Treasury stock
   purchases                                  --           --            --           --           --            --            --

Exercise of employee stock
   options                                    10           --            --           68           --            --            --

Cash dividends                                --           --            --           --           --        (1,455)           --
                                        --------     --------      --------     --------     --------      --------      --------
Balance as of
   June 30, 2001                           9,327           93            32       12,683         (108)       25,886            28

Comprehensive income:

  Net income for the twelve
    months ended June 30, 2002                --           --            --           --           --         6,160            --

  Termination of derivative
    financial instrument                      --           --            --           --           --            --           (28)
                                        --------     --------      --------     --------     --------      --------      --------
Total comprehensive income                                                                                    6,160           (28)

Deferred compensation earned                                                                       32

Treasury stock purchases                      --           --            --           --           --            --            --

Exercise of employee stock
   options                                    64            1                        578           --            --            --

Cash dividends                                --           --            --           --           --        (1,666)           --
                                        --------     --------      --------     --------     --------      --------      --------
Balance as of June 30, 2002                9,391           94            32       13,261          (76)       30,380            --

Comprehensive income:

   Net income for the twelve
     months ended June 30, 2003               --           --            --           --           --         6,846            --
                                        --------     --------      --------     --------     --------      --------      --------
Total comprehensive income                                                                                    6,846

Deferred compensation earned                  --           --            --           --           33            --            --

Treasury stock purchases                      --           --            --           --           --            --            --

Exercise of employee stock
    options                                   35           --            --          323           --            --            --

Cash dividends                                --           --            --           --           --        (1,542)           --
                                        --------     --------      --------     --------     --------      --------      --------
Balance as of June 30, 2003                9,426     $     94      $     32     $ 13,584     $    (43)     $ 35,684      $     --
                                        ========     ========      ========     ========     ========      ========      ========


                                          TREASURY STOCK
                                       ---------------------
                                        Shares       Amount        Total
                                       --------     --------      --------
Balance as of June 30, 2000               3,148     $(18,273)     $ 16,959

Comprehensive Income:

  Net income for the twelve
    months ended June 30,
    2001                                     --           --         4,687

  Income from derivative
   financial instrument,
   net of tax of $10                         --           --            28
                                       --------     --------      --------
Total comprehensive
   income                                    --           --         4,715

Stock option grants                          --           --            --

Deferred compensation
   earned                                    --           --            54

Treasury stock
   purchases                                313       (2,559)       (2,559)

Exercise of employee stock
   options                                   --           --            68

Cash dividends                               --           --        (1,455)
                                       --------     --------      --------
Balance as of
   June 30, 2001                          3,461      (20,832)       17,782

Comprehensive income:

  Net income for the twelve
    months ended June 30, 2002               --           --         6,160

  Termination of derivative
    financial instrument                     --           --           (28)
                                       --------     --------      --------
Total comprehensive income                                           6,132

Deferred compensation earned                                            32

Treasury stock purchases                     17         (235)         (235)

Exercise of employee stock
   options                                   --           --           579

Cash dividends                               --           --        (1,666)
                                       --------     --------      --------
Balance as of June 30, 2002               3,478      (21,067)       22,624

Comprehensive income:

   Net income for the twelve
     months ended June 30, 2003              --           --         6,846
                                       --------     --------      --------
Total comprehensive income                                           6,846

Deferred compensation earned                 --           --            33

Treasury stock purchases                    558       (7,746)       (7,746)

Exercise of employee stock
    options                                  --           --           323

Cash dividends                               --           --        (1,542)

                                       --------     --------      --------
Balance as of June 30, 2003               4,036     $(28,813)     $ 20,538
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

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade's customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2003, Craftmade had no significant concentration of credit risk. As part of its ongoing control procedures, TSI monitors the creditworthiness of its customers thereby mitigating the effect of any concentration of credit risk. All of TSI's sales are to mass merchandisers with two customers comprising the most significant portion as follows:


                      Customer A                       Customer B
               ----------------------------    ----------------------------
                                Percent of                      Percent of
  Fiscal       Percent of      Consolidated     Percent of     Consolidated
   Year        TSI's Sales         Sales        TSI's Sales       Sales
------------   ------------    ------------    ------------    ------------
        2003             56%             18%             25%              8%
        2002             59%             19%             12%              4%
        2001             55%             17%             31%             10%


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

Depreciation and amortization expense for the years ended June 30, 2003, 2002 and 2001 approximated $650,000, $569,000 and $503,000, respectively.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews potential impairments of long-lived assets and certain identifiable Intangibles on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and before interest, from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value.

GOODWILL - Goodwill relates to Craftmade's acquisition of TSI in fiscal 1999. In accordance with SFAS 142, "Goodwill and Intangible Assets", which was adopted by the Company effective July 2001, goodwill is no longer being amortized. On an annual basis, and when there is reason to suspect that its value has been impaired by comparing its carrying value to its market value, goodwill will be tested for impairment by comparing its carrying value to its fair value. If indicated, an impairment loss will be recorded. Goodwill amortization of $396,000, or $0.07 per share, has been recorded in the accompanying 2001 consolidated statement of income.

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

ADVERTISING COST - The Company's advertising expenditures consist primarily of print advertising programs, and are expensed as incurred or used. Advertising expense for the years ended June 30, 2003, 2002 and 2001, was $1,205,000, $1,326,000 and $1,160,000, respectively. Prepaid advertising costs at June 30, 2002 and 2001 were $219,000 and $226,000, respectively. Prepaid advertising costs will be reflected as an expense during the period used.

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

The Company's 50% owned investees operate in the form of limited liability corporations for tax purposes and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. At June 30, 2003, the Company did not have any outstanding derivative instruments.

STOCK-BASED COMPENSATION - The Company follows the disclosure only provisions of FAS 123, "Accounting for Stock-Based Compensation". However, the Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Had compensation cost for the Company's stock option plans been determined based on the fair value of the stock options at grant date, in accordance with the provisions of FAS 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                          Fiscal 2003   Fiscal 2002    Fiscal 2001
                                                         ------------   ------------   ------------
Net income, as reported                                  $      6,846   $      6,160   $      4,687
Net income, pro forma                                    $      6,689   $      6,021   $      4,547
Basic earnings per common share, as reported             $       1.23   $       1.04   $       0.79
Basic earnings per share                                 $       1.21   $       1.01   $       0.77
Diluted earnings per common share, as reported           $       1.23   $       1.03   $       0.79
Diluted earnings per common share, pro forma             $       1.20   $       1.00   $       0.77

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:

                                           Fiscal 2003     Fiscal 2002     Fiscal 2001
                                           ------------    ------------    ------------
Expected volatility                                  50%             50%             58%
Risk-free interest rate                             3.7%            4.9%            5.8%
Expected lives                                  7 years         7 years        10 years
Dividend Yield                                      1.8%            2.1%              0%

The weighted average fair value of options granted during fiscal 2001 with an exercise price less than fair market value on the grant date was $5.00. The weighted average fair value of options granted during fiscal 2003 and 2002 with an exercise equal to fair market value on the grant date was $5.11 and $5.92, respectively.

EARNINGS PER COMMON SHARE - Basic earnings per share measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options. Options which, based on their exercise price, would be anti-dilutive are not considered in the treasury stock method calculation. There have been no options excluded from the earnings per share calculations due to their anti-dilutive nature.
                                      F-11

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123, which is effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are included in Note 2 of Notes to Consolidated Financial Statements.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which has an effective date of December 31, 2002. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor's obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The impact of the accounting requirements of FIN 45 on the Company's financial statements was not material.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003, for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The effect of adopting this new standard on the Company's financial statements is not expected to be material.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. The effect of adopting this new standard on the Company's financial statements is not expected to be material.

NOTE 3 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI is as follows for the year ended:


                                      June 30        June 30        June 30
                                       2003           2002           2001
                                   ------------   ------------   ------------
Net sales                          $ 37,216,000   $ 32,541,000   $ 21,107,000
Gross profit                         11,947,000      8,595,000      6,714,000
Income before income taxes            8,472,000      5,033,000      3,907,000


                                        June 30          June 30
                                         2003             2002
                                     --------------   --------------
Accounts receivable - net            $    4,877,000   $    6,354,000
Inventories                               3,733,000        2,758,000
Total current assets                     10,263,000       10,083,000
Total assets                             11,894,000       13,277,000
Revolving line of credit                         --        1,169,000
Note payable - current                      167,000               --
Total current liabilities                 6,910,000        9,939,000
Long term debt                              194,000               --
Total liabilities                         7,104,000        9,939,000
Total partner capital                     4,790,000        3,338,000

Substantially all of the 50% owned investees' sales are to mass merchandisers. One customer accounted for 83%, 80%, and 66% of sales in 2003, 2002 and 2001, respectively. At June 30, 2003 and 2002 accounts receivable from this customer totaled $3,215,000 and $5,455,000 respectively.

The Company received distributions of $2,918,000, $1,322,000, and $1,160,000, in 2003, 2002 and 2001 respectively, from these two 50% owned investees.

The Company's 50% owned investees operate in the form of limited liability corporations and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

NOTE 4 - REVOLVING LINE OF CREDIT

At June 30, 2003, the Company has a $20,000,000 line of credit with a financial institution at an interest rate of prime less .5% (4.25% at June 30, 2003), of which $12,000,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2003. This line of credit is collateralized by inventory, accounts receivable and equipment of the Company. Company utilizes borrowings under this line of credit to partially fund its working capital needs as well as the working capital needs of Design Trends.

The line of credit contains certain financial covenants, which include tangible net worth, funded debt to EBITDA ratio, capital expenditures and common stock repurchases. The Company has complied with the covenants as of and for the year ended June 30, 2003.

Management is negotiating to renew the Company's line of credit and believe they will be able to complete the negotiations prior to the maturity of its existing line of credit. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its current line of credit.

NOTE 5 - NOTE PAYABLE

Craftmade has a term loan to finance its home office and warehouse with an original principal balance of $9,200,000. At June 30, 2003 the loan bears interest at 8.302%. The loan is payable in equal monthly installments of principal
                                      F-13
and interest of $100,378 with a final balloon payment of $901,045 when the loan matures on January 1, 2008. The loan is collateralized by the building and land.

Scheduled maturities of the note payable are as follows (in thousands):

     Fiscal Year
     -----------
            2004        $    809
            2005             879
            2006             954
            2007           1,037
            2008           1,452
                        --------
                        $  5,131
                        ========

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

During fiscal 2000, the Company entered into an interest rate swap agreement, with a maturity of December 29, 2003, to manage its exposure to interest rate movements by effectively converting a portion of its long-term facility debt from fixed to variable rates. The derivative instrument was terminated in November 2001 and the Company received $61,500 in connection with this termination.

NOTE 7 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 2003, 2002 and 2001 consist of the following:


                                         2003          2002             2001
                                     ------------   ------------    ------------
                                                   (In thousands)
 Current expense:
           Federal                   $      2,617   $      3,300    $      2,596
           State                              296            191             147
           Foreign                            252             96             211
                                     ------------   ------------    ------------
Total current expense                $      3,165          3,587           2,954

Total deferred                                884           (227)           (143)
                                     ------------   ------------    ------------

Provision for income taxes           $      4,049   $      3,360    $      2,811
                                     ============   ============    ============

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2003 and 2002 are as follows:

                                                                 2003           2002
                                                             ------------    ------------
                                                                     (In thousands)
           Inventories                                       $        423    $        689
           Accounts receivable reserves                                56              56
           Accrued customer allowances                                185             268
           Vacation                                                    --              78
           Investment in 50% owned investees                          519             374
           Other                                                       64              50
                                                             ------------    ------------
                             Total deferred tax assets              1,247           1,515
                                                             ------------    ------------
           Depreciation and amortization                             (498)           (275)
           Foreign taxes                                             (888)           (496)
                                                             ------------    ------------
               Total deferred tax liabilities                      (1,386)           (771)
                                                             ------------    ------------
                                                             $       (139)   $        744
                                                             ============    ============

The differences between the Company's effective tax rate and the federal statutory rate of 34% for the years ended June 30, 2003, 2002 and 2001 are as follows:


                                                            2003            2002             2001
                                                         ------------    ------------     ------------
                                                                        (In thousands)
      Tax at the statutory corporate rate                $      3,704    $      3,237     $      2,550
      State income taxes, net of federal benefit                  270             170               60
      Goodwill amortization                                        --              --              135
      Other                                                        75             (47)              66
                                                         ------------    ------------     ------------

       Provision for income taxes                        $      4,049    $      3,360     $      2,811
                                                         ============    ============     ============

      Effective tax rate                                           37%             35%              38%
                                                         ============    ============     ============


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

PHI reimburses the company $30,000 per month for general, warehouse and administrative expenses.

Craftmade's charges to its 50% owned investees are summarized as follows:

                                                Year ending
                                     2003           2002           2001
                                 ------------   ------------   ------------
Rent - Design Trends             $    360,000   $    330,000   $    225,000
Payroll - Design Trends          $    996,000   $    700,000   $    300,000
Interest - Design Trends         $     20,000   $    421,000   $    336,000
Administrative - PHI             $    360,000   $    360,000   $    360,000

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

A summary of options issued under the above agreements is as follows:


CRAFTMADE INTERNATIONAL, INC.
STOCK OPTIONS

                                                   1999 PLAN                                                  NON-EMPLOYEE PLAN
                   ----------------------------------------------------------------------------------------------------------------
                                 WEIGHTED                    WEIGHTED                     WEIGHTED                        WEIGHTED
                                 AVERAGE       EXERCISE      AVERAGE                      AVERAGE         EXERCISE         AVERAGE
                                 EXERCISE       PRICE       REMAINING                     EXERCISE          PRICE         REMAINING
                   SHARES         PRICE         RANGE         LIFE          SHARES          PRICE           RANGE           LIFE
                   ------        --------      --------     ---------       ------        --------        --------        ---------
Outstanding at
 June 30, 2000           -       $      -                                         -       $      -
Granted            200,000           6.75                                     9,000           7.06
Exercised          (10,000)          6.75                                         -              -
                   -------       --------                                   -------       --------
Outstanding at
 June 30, 2001     190,000           6.75                                     9,000           7.06
Granted                  -              -                                     4,500          14.85
Exercised          (64,000)          6.75                                         -              -
                   -------       --------                                   -------       --------
Outstanding at
 June 30, 2002     126,000       $   6.75                                    13,500       $   9.66
                   -------       --------                                   -------       --------
Granted                  -              -                                     4,500          14.15
Exercised          (33,500)          6.75                                         -              -
                   -------       --------                                   -------       --------
Outstanding at
 June 30, 2003      92,500       $   6.75      $   6.75           7.3        18,000       $  10.78      $6.56 - $14.85          8.3
                   -------       --------      --------     ---------       -------       --------      --------------    ---------
Exercisable at
 June 30, 2003      12,500       $   6.75                                    13,500       $   9.66
                   -------       --------                                   -------       --------



As the exercise price of certain of the option grants noted above was less than fair market value on the date of grant the Company recorded deferred compensation approximating $162,000 in 2001. Deferred compensation expense is recognized in the Company's results of operations as the options vest.

TREASURY STOCK PURCHASES

During the year ended June 30, 1999, the Company's Board of Directors authorized the Company's management to repurchase up to 2,350,000 shares of the Company's outstanding common stock. At June 30, 2003, the Company had repurchased 2,264,300 shares at an aggregate cost of $23,100,000 of which 558,000 shares at an aggregate cost of $7,746,000 were purchased in fiscal 2003.


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

NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:


                                                  For the years ended June 30,
                                             ------------------------------------------
                                                 2003           2002          2001
                                             ------------   ------------   ------------
                                                (In thousands, except per share data)
Basic and diluted EPS:
Numerator: net income                        $      6,846   $      6,160   $      4,687
                                             ------------   ------------   ------------
Basic denominator:
Common shares outstanding                           5,512          5,937          5,933
                                             ------------   ------------   ------------

Basic EPS:                                   $       1.24   $       1.04   $        .79
                                             ============   ============   ============

Diluted denominator:
Common shares outstanding                           5,512          5,937          5,933
Options                                                56             64              9
                                             ------------   ------------   ------------

Total shares                                        5,568          6,001          5,942
                                             ------------   ------------   ------------
Diluted EPS:                                 $       1.23   $       1.03   $        .79
                                             ============   ============   ============


NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, accounts and commissions payable, accrued liabilities and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2003 because of their short-term nature, recent renegotiations and/or variable interest rates.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2003, PHI had $3,000,000 available on its line of credit, of which $0 had been utilized. Craftmade is a guarantor on this line of credit.

The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating lease agreements of $353,000, $359,000, and $306,000 for the years ended June 30, 2003, 2002, and 2001, respectively. Future minimum lease payments under noncancelable operating leases as of June 30, 2003 are as follows (in thousands):

Fiscal Year
------------
        2004            $        117
        2005                      83
        2006                      85
        2007                      64
                        ------------
                        $        349
                        ============

TSI leases office space from a director of the Company, who is also a senior officer of TSI. This lease is for $7,500 per month on a month-to-month basis.

From time to time the Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management based on the advice of legal counsel and after consideration of the Company's insurance coverage that currently there is no such litigation or claim that when resolved will have a material effect on the Company's financial position, results of operations or cash flows.


 NOTE 13 - 401(k) DEFINED CONTRIBUTION PLAN

The Company has a qualified 401(k) defined contribution plan which covers substantially all full-time employees who have met certain eligibility requirements. Employees under the age of fifty (50) are allowed to tax defer a maximum of $11,000 of their annual compensation. Employees over the age of fifty
(50) are allowed to tax defer a maximum of $12,000 of their annual compensation. The Company will match one-half of the participant's contributions up to 6% of their annual compensation. The Company's matching contribution for the years ended June 30, 2003, 2002, and 2001 aggregated approximately $101,000, $96,000, and $96,000 respectively.

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

Fans and accessories manufactured and sold to Craftmade by the Supplier account for approximately 66%, 61% and 61% of Craftmade's purchases (35.8%, 37.1% and 31.5% of consolidated purchases) during the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE 15 - SEGMENT INFORMATION

The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

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


The following table presents information about the reportable segments (in thousands):

                                                                     CRAFTMADE       TSI          TOTAL
                                                                     ---------     --------      --------
For the year ended June 30, 2003:
Net sales to external customers                                       $ 49,155     $ 22,662      $ 71,817

Operating profit                                                         7,836         (345)        7,491

Net interest expense                                                       852          (14)          837

Equity in earnings of 50% owned investees                                   --        4,241         4,241

Provision for income taxes                                               2,676        1,373         4,049

Depreciation and amortization                                              570           80           650

Total assets                                                            21,644       21,696        43,340

For the year ended June 30, 2002:
Net sales to external customers                                       $ 49,798     $ 23,711      $ 73,509

Operating profit                                                         7,582          202         7,784

Net interest expense                                                     1,113         (227)          886

Equity in earnings of 50% owned investees                                   --        2,622         2,622

Provision for income taxes                                               2,331        1,029         3,360

Depreciation and amortization                                              474           95           569

Total assets                                                            24,681       19,811        44,492

For the year ended June 30, 2001:
Net sales to external customers                                       $ 48,514     $ 22,593      $ 71,107

Operating profit                                                         6,707          539         7,246

Net interest expense                                                     1,951         (165)        1,786

Equity in earnings of 50% owned investees                                   --      (22,654)      (22,654)

Provision for income taxes                                               1,675        1,136         2,811

Depreciation and amortization                                              383          516           899

Total assets                                                            32,397       19,964        52,361

The following is sales information by geographic area for the years ended June 30, 2003, 2002, and 2001 (in thousands)
                                                                          2003         2002          2001
                                                                      --------     --------      --------
United States                                                           62,565       69,709        66,997
Hong Kong                                                                9,252        3,800         4,110
                                                                      ========     ========      ========
                                                                        71,817       73,509        71,107


Long-lived assets totalled approximately $9,343,000 and $9,806,000 at June 30, 2003 and 2002, respectively. Approximately $11,000 and $25,000 of the long lived assets at June 30, 2003 and 2002, respectively, are located in Hong Kong.

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



                                                   Fiscal 2003                                            Fiscal 2002
                            ------------------------------------------------------------------------------------------------------
                             First     Second        Third          Fourth        First        Second       Third         Fourth
                            Quarter    Quarter       Quarter       Quarter       Quarter       Quarter      Quarter       Quarter
                            -------    -------       -------       -------       -------       -------      -------       --------
(In thousands, except per
 share data)

Statements of income data:

Net Sales                   $19,022    $15,961       $17,878       $18,956       $22,267       $15,952       $14,988       $20,302
Gross Profit                  6,081      5,207         5,367         6,793         6,645         5,142         4,894         6,646
Operating Profit              2,062      1,448         1,336         2,458         2,753         1,268           993         2,770
Net Income                    2,204      1,370         1,356         1,916         1,957         1,120           969         2,113
Basic EPS                   $  0.38    $  0.25       $  0.25       $  0.36       $  0.33       $  0.19       $  0.16       $  0.35
Diluted EPS                 $  0.38    $  0.25       $  0.25       $  0.35       $  0.33       $  0.19       $  0.16       $  0.35
Basic shares outstanding      5,796      5,516         5,384         5,353         5,903         5,931         5,957         5,956
Diluted shares outstanding    5,858      5,574         5,436         5,402         5,974         5,989         6,012         6,027

                 CRAFTMADE INTERNATIONAL, INC. AND ITS INVESTEES
                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                             Additions
                                                          ---------------
                                         Balance at             (1)                 (2)                               Balance at
                                        beginning of      Charged to costs    Charged to other       Deductions         end of
Description                                period           and expense      accounts (describe)    (describe) (a)      period
------------------------------------   ----------------   ----------------   --------------------   --------------    ------------
Allowance for doubtful accounts:
For the years ended:
       June 30, 2003                   $            150   $            114   $                 --   $         (114)   $        150
       June 30, 2002                   $            150   $            187   $                 --   $         (187)   $        150
       June 30, 2001                   $            236   $            118   $                 --   $         (204)   $        150
------------------------------------   ----------------   ----------------   --------------------   --------------    ------------


(a) Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
           of Design Trends, LLC

In our opinion, the financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Design Trends, LLC (a Delaware Limited Liability Corporation) (the "Company") at June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
August 8, 2003

                               DESIGN TRENDS, LLC
                    STATEMENTS OF INCOME AND MEMBERS' EQUITY


                                                      FOR THE YEAR ENDED
                                            ---------------------------------------
                                            June 30,      June 30,      June 30,
                                              2003          2002          2001
                                            --------      ---------    -----------
                                                         (Unaudited)   (Unaudited)

                                                       (In thousands)
Net sales                                   $ 29,079      $ 25,675      $ 12,433
Cost of goods sold                            20,807        19,704         8,947
                                            --------      --------      --------

Gross profit                                   8,272         5,971         3,486
                                            --------      --------      --------

Selling, general and
       administrative expenses                 2,529         2,166         1,031
Interest expense, net                             20           421           336
                                            --------      --------      --------

             Total expenses                    2,549         2,587         1,367
                                            --------      --------      --------

Income before state income taxes               5,723         3,384         2,119

Provision for state income taxes                 133           141           116
                                            --------      --------      --------

Net income                                  $  5,590      $  3,243      $  2,003

Members' equity at beginning of year        $  3,046      $  2,010      $      7
Distributions to Members                    ($ 4,753)     ($ 2,207)           --
                                            --------      --------      --------
Members' equity at end of year              $  3,883      $  3,046      $  2,010
                                            ========      ========      ========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THESE FINANCIAL STATEMENTS

                               DESIGN TRENDS, LLC
                                 BALANCE SHEETS



                                     ASSETS
                                                            June 30,    June 30,
                                                             2003         2002
                                                            --------    --------
                                                                       (Unaudited)

                                                               (In thousands)
Current assets:
     Cash                                                   $   816     $    --
     Accounts receivable, net of allowance of $0              3,957       5,222
     Inventory                                                3,004       2,180
     Deferred income taxes                                       68          --
     Prepaid expenses and other
           current assets                                       136         287
                                                            -------     -------

     Total current assets                                     7,981       7,689
                                                            -------     -------


Display equipment, net of accumulated
     depreciation of $3,386 and $1,747, respectively          1,535       3,174
                                                            -------     -------


Total assets                                                $ 9,516     $10,863
                                                            =======     =======


               THE ACCOMPANYING NOTES ARE AN INTEGRAL
                 PART OF THESE FINANCIAL STATEMENTS

                             DESIGN TRENDS, LLC
                                BALANCE SHEETS

                       LIABILITIES AND MEMBERS' EQUITY

                                             June 30,    June 30,
                                              2003         2002
                                             -------     -------
                                                        (Unaudited)
Current liabilities:
     Accounts payable                        $ 1,721     $ 1,757
     Commissions payable                          36          61
     Members' distributions payable            2,016       1,009
     Payable to Craftmade                        120       1,962
     State income taxes payable                  100         257
     Accrued customer allowances               1,640       2,771
                                             -------     -------
     Total current liabilities                 5,633       7,817

Commitments and contingencies (Note 5)

Members' equity                                3,883       3,046
                                             -------     -------

Total liabilities and members' equity        $ 9,516     $10,863
                                             =======     =======



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THESE FINANCIAL STATEMENTS

                               DESIGN TRENDS, LLC
                             STATEMENTS OF CASH FLOW

                                                                    For the years ended June 30,
                                                                 ---------------------------------
                                                                  2003          2002        2001
                                                                 -------      -------      -------
                                                                            (Unaudited)  (Unaudited)
 Cash flows from operating activities:
 Net income                                                      $ 5,590      $ 3,243      $ 2,003
      Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                 1,639        1,562          196
      Provision for bad debts                                         (3)          13           --
      Deferred income taxes                                          (68)          --           --
 Change in assets and liabilities providing (using) cash:
      Accounts receivable                                          1,268         (409)      (4,557)
      Inventory                                                     (824)       2,957       (4,756)
      Prepaid expenses and other assets                              151         (292)           5
      Accounts and commissions payable                               (61)          43        1,725
      State income taxes payable                                    (157)         141          115
      Payable to Craftmade                                        (1,842)      (6,255)       7,606
      Accrued customer allowances                                 (1,131)       1,927          837
                                                                 -------      -------      -------
 Net cash provided by operating activities                         4,562        2,930        3,172
                                                                 -------      -------      -------

 Cash flows from investing activities:
      Additions to display equipment                                  --       (2,292)      (2,611)
                                                                 -------      -------      -------
 Net cash used for investing activities                               --       (2,292)      (2,611)
                                                                 -------      -------      -------

 Cash flows from financing activities:
      Distribution to members                                     (3,746)      (1,225)          --
                                                                 -------      -------      -------
 Net cash used for financing activities                           (3,746)      (1,225)          --
                                                                 -------      -------      -------

 Net increase(decrease) in cash                                      816         (587)         563
 Cash at beginning of year                                            --          587           24
                                                                 -------      -------      -------
 Cash at end of year                                             $   816      $    --      $   587
                                                                 =======      =======      =======

Non-cash investing and financing activities:
Distribution to members declared, not yet paid                   $ 1,007      $   982      $    --



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THESE FINANCIAL STATEMENTS

                               DESIGN TRENDS, LLC
                      STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosures of cash flow information:

                                            For the years ended June 30,
                                     ------------------------------------------
                                         2003           2002          2001
                                     ------------   ------------   ------------
                                                            (Unaudited)
                                                   (In thousands)
Cash paid during the year for:
   Interest paid to Craftmade        $         20   $        421   $        336
                                     ============   ============   ============
   State income taxes                $        358   $        116   $         --
                                     ============   ============   ============







                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS.

                               DESIGN TRENDS, LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Design Trends, LLC., a Delaware limited liability corporation, is a joint venture between Craftmade International, Inc. ("Craftmade") and Dolan Northwest, LLC. (collectively "Members'"), with each member owning 50% of the entity. Design Trends is principally engaged in designing, sourcing and marketing table lamps, floor lamps, torchiere lamps, chandeliers, bath accessories, wall sconces, and pendant fixtures to mass merchandisers, home centers and home decor retailers. The Company operates in one business segment.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES - Inventories are stated at the lower of cost or market, with cost being determined using the average cost method which approximates the first-in, first-out (FIFO) method. The cost of inventory includes freight-in and duties on imported goods.

DISPLAY EQUIPMENT - Display equipment is recorded at cost and is being depreciated on the straight line method over 3 years. Depreciation of display equipment totaling $1,639,000, $1,562,000 and $196,000 in 2003, 2002 and 2001,
respectively is reflected as a reduction of net sales.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews potential impairments of long-lived assets on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows undiscounted and before interest from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value.

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

ADVERTISING COST - The Company's advertising expenditures consist primarily of print advertising programs, and are expensed as incurred or used. Advertising expense for the years ended June 30, 2003, 2002 and 2001, was $92,000, $26,000 and $25,000, respectively.

INCOME TAXES - For federal income tax purposes, the Company is treated as a pass through entity. The Company's Members include their share of the Company's taxable income in their federal income tax returns. As a result, the Company does not provide federal income taxes in its financial statements.

The Company accounts for state income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized.

PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and valuation allowances for receivables and inventories. Actual results could differ from those estimates.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. SFAS No. 146 does not currently impact the Company's financial statements.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor's obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The impact of the accounting requirements of FIN 45 on the Company's financial statements was not material.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003, for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect that the provisions of this statement will have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. The Company does not expect this statement to have a material impact on it's financial statements.


NOTE 3 - MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. One mass merchandiser customer accounts for 87%, 85% and 79% of net sales in 2003, 2002 and 2001, respectively. At June 2003 and June 2002, accounts receivable from this customer totaled $2,680,000 and $4,475,000, respectively. As part of its ongoing control procedures, the Company monitors the creditworthiness of its customers thereby mitigating the effect of any concentration of credit risk.

NOTE 4 - INCOME TAXES

Components of the provision for state income taxes for the years ended June 30, 2003, 2002 and 2001 consist of the following:

                                        2003         2002          2001
                                     ----------    -----------  -----------
                                                (In thousands)
                                                   (Unaudited)  (Unaudited)
Current state expense                $      201    $      141   $      116

Deferred state expense                      (68)           --           --
                                     ----------    ----------   ----------

Provision for state income taxes     $      133    $      141   $      116
                                     ==========    ==========   ==========

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These difference primarily relate to inventory and accrued customer allowances.


NOTE 5 - RELATED PARTIES AND COMMITMENTS AND CONTINGENCIES

There are no sales between the Company and its Members. The Company utilizes Craftmade's Coppell, Texas distribution facility and Craftmade's personnel in the conduct of their operations.

The Company pays Craftmade for facility rent and payroll costs for those full time Company employees when they work directly in the Company's operations. Facility rent is based on total square footage occupied by the Company and payroll costs represent actual costs for those employees. No allocation of indirect personnel costs, including Member management level personnel, is charged to the Company.

The Company is provided with advances for its working capital needs by Craftmade from borrowings under Craftmade's line of credit. Craftmade charges the Company interest on these advances at the bank's prime rate plus two percentage points and interest is calculated on the average outstanding monthly balance.

The Company's payments to Craftmade are summarized as follows:

                                  Year ending
                        2003         2002        2001
                     ----------   -----------  -----------
                                  (Unaudited)  (Unaudited)
Rent                 $  360,000   $  330,000   $  225,000
Payroll              $  996,000   $  700,000   $  300,000
Interest             $   20,000   $  421,000   $  336,000

                                  EXHIBIT INDEX

Exhibit
   No.            Description
--------          -----------
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

       **10.20  - Employment Agreement dated October 25, 1999, between Kathy
                  Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

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

       **10.22  - Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

       **10.23  - Craftmade International, Inc. 2000 Non-Employee Director
                  Stock Plan, filed as Exhibit B to the Company's Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

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

         21     - Subsidiaries of the Registrant.

        *31.1   - Certification of James R. Ridings, Chairman of the Board,
                  President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        *31.2   - Certification of Kathleen B. Oher, Vice President and Chief
                  Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        *32.1   - Certification of James R. Ridings, Chairman of the Board,
                  President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *32.2   - Certification of Kathleen B. Oher, Vice President and Chief
                  Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         *Filed herewith (unless otherwise indicated, exhibits are previously filed).

         **A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.