Form 10-Q
period 2003-09-30
CRAFTMADE INTERNATIONAL INC
filed 2003-11-14
CIK 856250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2003 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          TO
---------

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
Yes     x.      No       .
----------      ----------

5,447,258 shares of Common Stock were outstanding as of November 11, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes              No   X
   -------         -------

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

                     Index to Quarterly Report on Form 10-Q

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Income for the three months ended September 30, 2003 and 2002.

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2003 and June 30, 2003.

                  Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended September 30, 2003.

                  Condensed Consolidated Statements of Cash
                  Flows for the three months ended September
                  30, 2003 and 2002.

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

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                    ----------------------------
                                                    September 30,   September 30,
                                                         2003            2002
                                                    -------------   -------------
                                                (In thousands except per share data)
Net Sales                                            $     18,571   $     19,022
Cost of goods sold                                         12,277         12,941
                                                     ------------   ------------

Gross profit                                                6,294          6,081
                                                     ------------   ------------

Selling, general and
       administrative expenses                              3,882          3,824
Interest expense, net                                         182            195
Depreciation and amortization                                 152            151
                                                     ------------   ------------

           Total expenses                                   4,216          4,170
                                                     ------------   ------------

Income before equity in earnings
       of 50% owned investees and                           2,078          1,911
       income taxes

Equity in earnings of
       investees before income taxes                        1,645          1,554
                                                     ------------   ------------

Income before income taxes                                  3,723          3,465

Provision for income taxes                                  1,353          1,261
                                                     ------------   ------------


Net income                                           $      2,370   $      2,204
                                                     ============   ============

Basic earnings per common share                      $       0.44   $       0.38
                                                     ============   ============

Diluted earnings per common share                    $       0.43   $       0.38
                                                     ============   ============


Cash dividends declared
  per common share                                   $       0.10   $       0.07
                                                     ============   ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     September 30,      June 30,
                                                         2003             2003
                                                     -------------    ------------
                                                      (Unaudited)

                                                             (In thousands)
Current assets:
     Cash                                             $      1,762    $      3,469
     Accounts receivable -- net of
         allowance for doubtful accounts of                 10,875          11,706
         $150 and $150 respectively
     Receivables from 50% owned investees                    1,396             217
     Inventory                                              14,205           9,394
     Deferred income taxes                                     358             358
     Prepaid expenses and other
         current assets                                        870             540
                                                      ------------    ------------

     Total current assets                                   29,466          25,684
                                                      ------------    ------------


Property and equipment, net
     Land                                                    1,535           1,535
     Building                                                7,784           7,784
     Office furniture and equipment                          3,905           3,873
     Leasehold improvements                                    259             259
                                                      ------------    ------------
                                                            13,483          13,451

Less:  accumulated depreciation                             (4,261)         (4,109)
                                                      ------------    ------------

     Total property and equipment, net                       9,222           9,342
                                                      ------------    ------------

Goodwill, net of accumulated
     amortization of $1,204 and $1,204 respectively          4,735           4,735
Investment in 50% owned investees                            3,233           3,567
Other assets                                                    12              12
                                                      ------------    ------------

     Total other assets                                      7,980           8,314
                                                      ------------    ------------

Total assets                                          $     46,668    $     43,340
                                                      ============    ============

                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      September 30,      June 30,
                                                          2003             2003
                                                      -------------    ------------
                                                       (Unaudited)

                                                              (In thousands)
Current liabilities:
     Note payable -- current                           $        826    $        809
     Revolving lines of credit                                7,500          12,000
     Accounts payable                                         7,079           2,517
     Commissions payable                                        239             247
     Income taxes payable                                     1,619             484
     Accrued customer allowances                              1,184           1,012
     Other accrued expenses                                   1,205             914
                                                       ------------    ------------
       Total current liabilities                             19,652          17,983

Other non-current liabilities:
     Note payable -- long term                                4,109           4,322
     Deferred income taxes                                      497             497
                                                       ------------    ------------

     Total liabilities                                       24,258          22,802
                                                       ------------    ------------

Commitments and contingencies (Note 12)

Stockholders' equity:
     Series A cumulative, convertible
         callable preferred stock, $1.00
         par value, 2,000,000 shares
         authorized; 32,000 shares issued                        32              32
     Common stock, $.01 par value,
         15,000,000 shares authorized, 9,432,035 and
         9,425,535 shares issued, respectively                   94              94
Additional paid-in capital                                   13,628          13,584
Unearned deferred compensation                                  (33)            (43)
Retained earnings                                            37,502          35,684
                                                       ------------    ------------
                                                             51,223          49,351
     Less:  treasury stock, 4,004,474
         common shares at cost,
         and 32,000 preferred shares at cost                (28,813)        (28,813)
                                                       ------------    ------------
         Total stockholders' equity                          22,410          20,538
                                                       ------------    ------------

Total liabilities and stockholders' equity             $     46,668    $     43,340
                                                       ============    ============

               SEE ACCOMPANYING NOTES TO CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


   (In thousands)
                                                             SERIES A   ADDITIONAL     UNEARNED
                                                            PREFERRED    PAID-IN       DEFERRED
                                      VOTING COMMON STOCK     STOCK      CAPITAL     COMPENSATION
                                      -------------------   ---------   ----------   -----------

                                       Shares     Amount
                                      --------   --------   ---------   ----------   -----------
Balance as of June 30, 2003              9,426         94          32       13,584           (43)

Comprehensive income:

  Net income for the three
    months ended September 30, 2003         --         --          --           --            --
                                      --------   --------   ---------   ----------   -----------
Total comprehensive income

Deferred compensation earned                --         --          --           --            10

Exercise of employee stock options           6         --          --           44            --

Cash dividends                              --         --          --           --            --

                                      --------   --------   ---------   ----------   -----------
Balance as of September 30, 2003         9,432   $     94   $      32   $   13,628   $       (33)
                                      ========   ========   =========   ==========   ===========
   (In thousands)                                  ACCUMULATED
                                                      OTHER
                                      RETAINED    COMPREHENSIVE
                                      EARNINGS       INCOME          TREASURY STOCK
                                      --------    -------------   -------------------

                                                                   Shares     Amount       Total
                                      --------    -------------   --------   --------    --------
Balance as of June 30, 2003             35,684               --      4,036    (28,813)     20,538

Comprehensive income:

  Net income for the three
    months ended September 30, 2003      2,370               --         --         --       2,370
                                      --------    -------------   --------   --------    --------
Total comprehensive income               2,370                                              2,370

Deferred compensation earned                --               --         --         --          10

Exercise of employee stock options          --               --         --         --          44

Cash dividends                            (552)              --         --         --        (552)

                                      --------    -------------   --------   --------    --------
Balance as of September 30, 2003      $ 37,502    $          --      4,036   $(28,813)   $ 22,410
                                      ========    =============   ========   ========    ========




                            SEE ACCOMPANYING NOTES TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                  ------------------------------
                                                  September 30,    September 31,
                                                      2003            2002
                                                  -------------    -------------
                                                          (In thousands)
Net cash provided by operating
activities:                                        $      3,529    $      9,533
                                                   ------------    ------------

Cash flows from investing activities:
      Net additions to equipment                            (32)            (49)
                                                   ------------    ------------
Net cash used in investing activities                       (32)            (49)
                                                   ------------    ------------

Cash flows from financing activities:
      Net payment on lines of credit                     (4,500)         (2,884)
      Principal payments on note payable                   (196)           (169)
      Treasury stock repurchases                             --          (4,779)
      Stock options exercised                                44              --
      Cash dividends                                       (552)           (418)
                                                   ------------    ------------
Net cash used in financing activities                    (5,204)         (8,250)
                                                   ------------    ------------
Net increase in cash                                     (1,707)          1,234
Cash at beginning of period                               3,469             624
                                                   ------------    ------------
Cash at end of period                              $      1,762    $      1,858
                                                   ============    ============



                       SEE ACCOMPANYING NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 2003
                                   (Unaudited)


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; 50% owned subsidiaries are accounted for using the equity method. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2003. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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

                                           FOR THE THREE MONTHS ENDED
                                          ----------------------------

                                          September 30,  September 30,
                                               2003           2002
                                          -------------  -------------
Net income, as reported                   $      2,370   $      2,204
Net income, proforma                             2,339          2,173

Basic earnings per share, as reported             0.44           0.38
Basic earnings per share, pro forma               0.44           0.38
Diluted earnings per share, as reported           0.43           0.38
Diluted earnings per share, pro forma             0.43           0.37

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               September 30, 2003
                                   (Unaudited)
                                 (In Thousands)


Note 2 -- EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:


                                                   FOR THE THREE MONTHS ENDED
                                                 September 30,     September 30,
                                                      2003              2002
                                                 -------------     -------------
                                              (In thousands except per share data)
Basic and
Diluted EPS

Numerator:
Net Income                                        $      2,370      $      2,204
                                                  ------------      ------------

Denominator:
Common
Shares
Outstanding                                              5,422             5,796
                                                  ------------      ------------

Basic EPS                                         $       0.44      $       0.38
                                                  ============      ============


Denominator:
Common
Shares
Outstanding                                              5,422             5,796
Options                                                     59                62
                                                  ------------      ------------
Total Shares                                             5,481             5,858
                                                  ============      ============

Diluted EPS                                       $       0.43      $       0.38
                                                  ============      ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OF CRAFTMADE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                  June 30, 2003
                                 (In Thousands)


Note 3 -- INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI is as follows for the three months ended September 30, 2003 and 2002:


                                                   September 30,    September 30,
                                                        2003             2002
                                                   -------------    -------------
Net Sales                                          $     12,620     $     11,155
Gross profit                                              3,927            3,991
Income before income taxes                                3,292            3,097

Accounts receivable -- net                                3,674            4,532
Inventories                                               3,223            3,428
Total current assets                                      9,773            8,754
Total assets                                             10,994           11,540
Revolving line of credit                                     --              255
Note payable -- current                                     167              167
Total current liabilities                                 4,375            6,596
Total liabilities                                         4,528            6,915
Total partners' capital                                   6,466            4,625




The Company received distributions of $1,980,000 and $308,000 for the three months ended September 30, 2003 and 2002 respectively, from these two 50% owned investees.


The Company's 50% owned investees operate in the form of partnerships and, consequently, do not file federal income tax returns. Instead, the Company's share of their income is reported in the Company's federal tax return.

Note 4 -- TRANSACTIONS WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

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

From time to time, the Company utilizes borrowings under its line of credit to provide Design Trends with advances for its working capital needs. The Company charges Design Trends interest on these advances at the bank's prime rate plus two percentage points and interest is calculated on the average outstanding monthly balance.

With respect to the Company's 50% owned, unconsolidated subsidiaries, PHI had $3,000,000 available on it's line of credit, on which there was no outstanding balance at September 30, 2003. Craftmade is a guarantor of this line of credit. Craftmade agreed to guarantee the line of credit, for business purposes, in order to induce the lender to provide the line of credit to PHI. PHI's line of credit expires October 1, 2004.

PHI reimburses the Company $30,000 per month for general warehouse and administrative expenses.

Craftmade's charges to its 50% owned investees are summarized as follows:

                                Three Months Ending
                             ---------------------------
                             September 30   September 30
                                 2003           2002
                             ------------   ------------
Rent -- Design Trends        $     66,000   $     60,000
Payroll -- Design Trends     $    249,000   $    243,000
Interest -- Design Trends              --   $     20,000
Administrative -- PHI        $     90,000   $     90,000

NOTE 5 -- SEGMENT INFORMATION

The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting, outdoor lighting, and lamps offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from outdoor lighting, and portable lamps, indoor lighting and fan accessories marketed solely to mass merchandisers.


The following table presents information about the reportable segments (in thousands):

                                    Craftmade       TSI          Total
                                    ----------   ----------    ----------
For the three months ended
September 30, 2003
------------------
Net sales from external customers   $   14,312   $    4,259    $   18,571
Operating profit                         2,740         (479)        2,261

For the three months ended
September 30, 2002
------------------
Net sales from external customers   $   13,461   $    5,561    $   19,022
Operating profit                         2,329         (223)        2,106

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by these forward-looking statements. Some of the important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the dependence of Trade Source International, Inc. ("TSI"), Design Trends, LLC ("Design Trends") and Prime Home Impressions, LLC ("PHI") on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company's primary vendors) and changes in the foreign currency exchange rate between the U.S. and Taiwan dollar, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Net Sales. Net sales for the Company decreased $451,000 or 2.4%, to $18,571,000 for the three-month period ended September 30, 2003 from $19,022,000 for the same three-month period last year. Net sales from the Craftmade division increased $851,000, or 6.3%, to $14,312,000 for the three months ended September 30, 2003 from $13,461,000 for the same three-month period last year. The increase in sales of the Craftmade division was attributable to the success of new product introductions and increased sales of outdoor lighting. Net sales of the TSI division decreased $1,302,000, or 23.4%, to $4,259,000 for the three months ended September 30, 2003 from $5,561,000 for the same three-month period last year. The decrease was attributable to a decline in sales of outdoor lighting to a mass retail customer whose buying patterns have become somewhat sporadic in recent months. Craftmade's management anticipates that through cooperative efforts with the customer, sales to this customer in future quarters can become more consistent and comparable to prior year periods.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 33.9% of net sales for the three months ended September 30, 2003, compared to 32.0% for the same period of 2002. The gross margin of the Craftmade division increased to 40.8% of sales from 40.4% of sales in the year-ago period. The improvement in the gross margin of the Craftmade division was due primarily to an increase in sales of higher margin products. The gross margin of the TSI division decreased to 10.8% of sales for the three months ended September 30, 2003 compared to 11.6% of sales in the year-ago period. The decline in the gross margin of TSI was due to an increase in markdown money provided to mass retail customers to help clear slow moving inventory. The impact on the gross margin was partially offset by an inventory write down of $380,000 that occurred in the three months ended September 30, 2002, that did not occur in the same three month period in the current year.


Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses of the Company increased $58,000 to $3,882,000, or 20.9% of net sales, for the three months ended September 30, 2003, from $3,824,000, or 20.1% of net sales, for the same three month period last year.

Total SG&A expenses of the Craftmade division were relatively flat at $2,959,000, or 20.7% of net sales, compared to $2,974,000, or 22.1% of net sales, for the same period in the previous year. The decline in SG&A expenses of the Craftmade division as a percentage of sales was primarily related to the effect of increased sales leveraging down fixed administrative costs.

Total SG&A expenses of the TSI division increased $73,000 to $923,000, or 21.7% of net sales, compared to $850,000, or 15.3% of net sales, for the same period in the previous year. The increase in TSI's SG&A expenses as a percentage of sales was related to the decline in sales of the TSI division and the de-leveraging effect on fixed SG&A costs. The increase in total dollars was principally related to increased payroll costs attributable to severance pay of approximately $100,000 that was provided to terminated employees in connection with the closing of the TSI division's California office. The Company reached a severance agreement with two additional employees in the second quarter; thus, TSI will incur an additional charge of approximately $100,000 for severance pay in the second quarter of fiscal 2004. Management presently expects that the consolidation of the TSI division to the Company's Coppell headquarters will result in lower overhead for the TSI division in the second half of Fiscal 2004 and beyond.

Interest Expense. Net interest expense of the Company decreased $13,000 to $182,000 for the three months ended September 30, 2003 from $195,000 for the same three-month period last year. This improvement was primarily the result of a decrease in the outstanding balance of the Company's revolving line of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees. Income from investees, representing the Company's 50% ownership of PHI and Design Trends, increased $91,000 to $1,645,000 from $1,554,000 for the three months ended September 30, 2003 and 2002, respectively. The increase in income from investees was principally due to an increase in sales of Design Trends' portable lamp program, partially offset by a decline in Design Trends' gross margin. Design Trends' sales increased $1,396,000 compared to the prior year period. The increase in sales was related to an increase in the number of stores carrying the portable lamp program, as well as an increase in sales in existing stores. The decline in Design Trends' gross margin was related to an increase in markdown money and vendor program allowances provided to mass retail customers.

Provision For Income Taxes. The provision for income taxes increased to $1,353,000 or 36.3% of net income before taxes for the three months ended September 30, 2003, from $1,260,000 or 36.4% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased $1,707,000 from $3,469,000 at June 30, 2003 to $1,762,000 at September 30, 2003. The Company's operating activities provided cash of $3,528,000, which was primarily attributable to (i) the Company's net income from operations of $2,261,000 (ii) collections of customer receivables of $804,000 and (iii) an increase in accounts payable and other current liabilities of $5,017,000. These amounts were partially offset by an increase in inventory of $4,811,000.

The $32,000 of cash used in investing activities related to additions to property and equipment consisting primarily of computer equipment.

Cash used for financing activities of $5,204,000 was primarily the result of (i) principal payments of $196,000 on the Company's facility note payable, (ii) principal payments of $4,500,000 on the Company's line of credit, and (iii) cash dividends of $552,000.

At September 30, 2003, subject to continued compliance with certain covenants and restrictions, the Company had $20,000,000 available on its lines of credit, of which $7,500,000 had been utilized. The Company's management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company's current operating needs, debt service payments and any future dividend payments, as well as fund its projected growth over the next twelve months.

At September 30, 2003, $4,935,000 remained outstanding under the note payable for the Company's 378,000 square foot operating facility. The Company's management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

On October 27, 2003, the Company and The Frost National Bank entered into an amendment (the "Amendment") to the Company's $20,000,000 line of credit. As of such date, $7,700,000 was outstanding under the line of credit. The interest rate under the line, prime less .5%, was not changed by the Amendment and the maturity date was extended to October 31, 2005.

With respect to the Company's 50%-owned investees, PHI had $3,000,000 available on its line of credit, on which there was no outstanding balance at September 30, 2003. Craftmade is a guarantor of this line of credit. Craftmade agreed to guarantee the line of credit, for business purposes,in order to induce the lender to provide the line of credit to PHI. PHI's line of credit expires October 1, 2004.


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

The Company's management has reached an agreement with one of PHI's mass retail customers whereby PHI will provide a one-time allowance of $2.1 million to the customer in connection with the roll out of a new lamp accessories business. The $2.1 million charge will be incurred in the second quarter of fiscal 2004 and will equate to approximately $0.12 per share net of taxes.

To satisfy anticipated demand for the portable lamp program, Design Trends maintained an inventory level of $2,442,000 at September 30, 2003. This program is highly concentrated with one mass merchandiser customer. Should the terms of the program with this particular mass merchandiser be at a level less than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a "forward looking statement." See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement.

At September 30, 2003, the Company has a $20,000,000 line of credit with The Frost National Bank at an interest rate of prime (4.00% at September 30, 2003) less .5%, of which $7,500,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2005.

At September 30, 2003, PHI had a $3,000,000 line of credit with Wachovia Bank, N.A.("Wachovia") at an interest rate equal to the one-month LIBOR plus 2%. At September 30, 2003, the one-month LIBOR rate was equal to 1.12%. There was a zero outstanding balance on the line of credit at September 30, 2003. PHI's Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2004. In addition, PHI has a $500,000 three-year note payable to Wachovia maturing on July 29, 2005, of which $319,000 was outstanding at September 30, 2003. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. Craftmade is the guarantor on PHI's lines of Credit.

Because of the short-term nature of each of the Craftmade Line of Credit and the PHI Lines of Credit, the Company is subject to market-risk-associated, adverse changes in interest rates. A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company's annualized interest expense would increase by approximately $7,500. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase of interest expense for the Company of approximately $37,500.

Under the PHI Lines of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company's annualized interest expense would increase by approximately $3,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $15,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company's verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing's prices will be accordingly adjusted by 2.5%. As of November 10, 2003, one U.S. dollar equaled $33.95 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended September 30, 2003, the Company purchased approximately $4,176,000 of products from Fanthing. Under the Company's understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $418,000, based on the Company's purchases during the fiscal quarter ended September 30, 2003(on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $2,088,000, based on the Company's purchases during the fiscal quarter ended September 30, 2003(on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $4,176,000 on an annualized basis, based on the Company's purchases during the fiscal quarter ended September 30, 2003(on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company's purchases from Fanthing for the fiscal quarter ended September 30, 2003. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

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

              10.21 Eight Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed May 14, 2001 (File No. 000-26667) and herein incorporated by reference.

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

              10.27 Modification, Renewal and Extension Agreement dated October 27, 2003, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation.

              31.1 Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Kathleen B. Oher, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1      Certification of James R. Ridings, Chief

                        Executive Officer of the Company, pursuant to 18 U.S.C.
                        Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Kathleen B. Oher, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b).  Reports on Form 8-K

         On August 20, 2003, the Company filed a Form 8-K concerning the issuance of a press release reported on Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRAFTMADE INTERNATIONAL, INC.
                                                 (Registrant)



Date  November 14, 2003                  /s/  James R. Ridings
      ------------------                ---------------------------------
                                                 JAMES R. RIDINGS
                                                President and Chief
                                                 Executive Officer


Date  November 14, 2003                  /s/  Kathleen B. Oher
      ------------------                ---------------------------------
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

Exhibit
Number                              Description
-------                             -----------

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

Exhibit
Number                              Description
-------                             -----------

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

Exhibit
Number                              Description
-------                             -----------

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

Exhibit
Number                              Description
-------                             -----------

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

Exhibit
Number                              Description
-------                             -----------

10.27          Modification, Renewal and Extension Agreement dated October 27,
               2003, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation.

31.1           Certification of James R. Ridings, Chief Executive Officer of the
               Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Kathleen B. Oher, Chief Financial Officer of the
               Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of James R. Ridings, Chief Executive Officer of the
               Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Kathleen B. Oher, Chief Financial Officer of the
               Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.