Form 10-Q
period 2003-12-31
CRAFTMADE INTERNATIONAL INC
filed 2004-02-17
CIK 856250

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003 OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

Commission File Number 000-26667

CRAFTMADE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2057054

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 South Royal Lane, Suite 100, Coppell, Texas	75019

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 393-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]  No  [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes   [X]  No  [   ].

5,291,384 shares of Common Stock were outstanding as of February 10, 2004.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Part I.	Financial Information
	Item 1.	Financial Statements (unaudited).
Condensed Consolidated Statements of Income for the three and six months ended December 31, 2003 and 2002.
Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003.
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002.
Notes to Condensed Consolidated Financial Statements.
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
	Item 4.	Controls and Procedures.
Part II.	Other Information
	Item 1.	Legal Proceedings.
	Item 2.	Changes in Securities and Use of Proceeds.
	Item 3.	Defaults Upon Senior Securities.
	Item 4.	Submission of Matters to a Vote of Security Holders.
	Item 5.	Other Information.
	Item 6.	Exhibits and Reports on Form 8-K.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

		(In thousands except per share data)
Net Sales	$16,979	$15,961	$35,550	$34,983
Cost of goods sold	11,256	10,754	23,533	23,695

Gross profit	5,723	5,207	12,017	11,288

Selling, general and administrative expenses	3,568	3,542	7,452	7,366
Interest expense, net	145	217	328	412
Depreciation and amortization	148	160	301	311

Total expenses	3,861	3,919	8,081	8,089

Income before equity in earnings of 50% owned investees and income taxes	1,862	1,288	3,936	3,199
Equity in earnings of 50% owned investees before income taxes	274	868	1,921	2,421

Income before income taxes	2,136	2,156	5,857	5,620
Provision for income taxes	772	786	2,125	2,046

Net income	$1,364	$1,370	$3,732	$3,574

Basic earnings per common share	$0.25	$0.25	$0.69	$0.63

Diluted earnings per common share	$0.25	$0.25	$0.68	$0.63

Cash dividends declared per common share	$0.10	$0.07	$0.20	$0.14

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2003	2003

	(Unaudited)
	(In thousands)
Current assets:
Cash	$1,113	$3,469
Accounts receivable - net of allowance for doubtful accounts of $150 and $150 respectively	9,700	11,706
Receivables from 50% owned investees	2,206	217
Inventory	9,687	9,394
Deferred income taxes	358	358
Prepaid expenses and other current assets	402	540

Total current assets	23,466	25,684

Property and equipment, net
Land	1,535	1,535
Building	7,784	7,784
Office furniture and equipment	3,951	3,873
Leasehold improvements	259	259

	13,529	13,451
Less: accumulated depreciation	(4,410)	(4,109)

Total property and equipment, net	9,119	9,342

Goodwill, net of accumulated amortization of $1,204 and $1,204 respectively	4,735	4,735
Investment in 50% owned investees	2,585	3,567
Other assets	12	12

Total other assets	7,332	8,314

Total assets	$39,917	$43,340

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2003	2003

	(Unaudited)
	(In thousands)
Current liabilities:
Note payable - current	$843	$809
Revolving lines of credit	7,403	12,000
Accounts payable	1,965	2,517
Commissions payable	220	247
Income taxes payable	442	484
Accrued customer allowances	1,101	1,012
Other accrued expenses	1,039	914

Total current liabilities	13,013	17,983
Other non-current liabilities:
Note payable - long term	3,892	4,322
Deferred income taxes	497	497

Total liabilities	17,402	22,802

Commitments and contingencies
Stockholders’ equity:
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $.01 par value, 15,000,000 shares authorized, 9,464,035 and 9,425,535 shares issued, respectively	95	94
Additional paid-in capital	13,840	13,584
Unearned deferred compensation	(27)	(43)
Retained earnings	38,304	35,684

	52,244	49,351
Less: treasury stock, 4,041,474 and 4,004,474 common shares at cost, and 32,000 preferred shares at cost	(29,729)	(28,813)

Total stockholders’ equity	22,515	20,538

Total liabilities and stockholders’ equity	$39,917	$43,340

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(In thousands)

			SERIES A	ADDITIONAL	UNEARNED
			PREFERRED	PAID-IN	DEFERRED	RETAINED
	VOTING COMMON STOCK		STOCK	CAPITAL	COMPENSATION	EARNINGS

	Shares	Amount

Balance as of June 30, 2003	9,426	94	32	13,584	(43)	35,684
Comprehensive income:
Net income for the six months ended December 31, 2003	—	—	—	—	—	3,732

Total comprehensive income						3,732
Deferred compensation earned	—	—	—	—	16	—
Treasury stock purchases
Exercise of employee stock options	38	1	—	256	—	—
Cash dividends	—	—	—	—	—	(1,112)

Balance as of December 31, 2003	9,464	$95	$32	$13,840	$(27)	$38,304

[Additional columns below]

[Continue from above table, first column(s) repeated ]

	ACCUMULATED
	OTHER
	COMPREHENSIVE
	INCOME	TREASURY STOCK

		Shares	Amount	Total

Balance as of June 30, 2003	—	4,036	(28,813)	20,538
Comprehensive income:
Net income for the six months ended December 31, 2003	—	—	—	3,732

Total comprehensive income				3,732
Deferred compensation earned	—	—	—	16
Treasury stock purchases		37	(916)	(916)
Exercise of employee stock options	—	—	—	257
Cash dividends	—	—	—	(1,112)

Balance as of December 31, 2003	$—	4,073	$(29,729)	$22,515

SEE ACCOMPANYING NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED

	December	December
	31, 2003	31, 2002

	(In thousands)
Net cash provided by operating activities:	4,487	$7,508

Cash flows from investing activities:
Net additions to equipment	(79)	(66)

Net cash used in investing activities	(79)	(66)

Cash flows from financing activities:
Net proceeds from (payments to) line of credit	(4,597)	2,016
Principal payments on note payable	(396)	(341)
Treasury stock repurchases	(916)	(6,553)
Stock options exercised	256	74
Cash dividends	(1,113)	(807)

Net cash used in financing activities	(6,766)	(5,611)

Net increase in cash	(2,357)	1,831
Cash at beginning of period	3,469	624

Cash at end of period	$1,113	$2,455

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

DECEMBER 31, 2003 (Unaudited)

Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s 50% owned equity method investees, Prime Home Impressions, LLC (“PHI”) and Design Trends, LLC (“Design Trends”), are accounted for using the equity method. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Employee stock-based compensation

The Company has adopted SFAS 123, “Accounting for Stock-Based Compensation,” on a disclosure basis only. The Company measures compensation costs under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Had compensation cost for all of the Company’s stock option plans been determined based upon fair value at the grant dates consistent with the methodology prescribed in FAS 123, the Company’s net income and net income per share would have changed to the pro forma amounts listed below using the weighted average fair values indicated.

	FOR THE THREE MONTHS ENDED

	December 31,	December 31,
	2003	2002

Net income, as reported	$1,364	$1,370
Net income, proforma	1,333	1,339
Basic earnings per share, as report	0.25	0.25
Basic earnings per share, pro forma	0.25	0.24
Diluted earnings per share, as reported	0.25	0.25
Diluted earnings per share, pro forma	0.24	0.24

	FOR THE SIX MONTHS ENDED

	December 31,	December 31,
	2003	2002

Net income, as reported	$3,732	$3,574
Net income, proforma	3,670	3,512
Basic earnings per share, as report	0.69	0.63
Basic earnings per share, pro forma	0.68	0.62
Diluted earnings per share, as reported	0.68	0.63
Diluted earnings per share, pro forma	0.67	0.61

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

December 31, 2003
(Unaudited)
(In Thousands)

Note 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	December	December	December	December
	31, 2003	31, 2002	31, 2003	31, 2002

	(In thousands except per share data)
Basic and Diluted EPS
Numerator:
Net Income	$1,364	$1,370	$3,732	$3,574

Denominator:
Common Shares Outstanding	5,437	5,516	5,430	5,656

Basic EPS	$0.25	$0.25	$0.69	$0.63

Denominator:
Common Shares Outstanding	5,437	5,516	5,430	5,656
Options	40	58	50	60

Total Shares	5,477	5,574	5,479	5,716

Diluted EPS	$0.25	$0.25	$0.68	$0.63

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

December 31, 2003
(Unaudited)
(In Thousands)

Note 3 - INVESTMENT IN 50% OWNED INVESTEES

Combined summarized financial information for Design Trends and PHI for the three and six months ended December 31, 2003 and 2002 is as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December	December	December	December
	31, 2003	31, 2002	31, 2003	31, 2002

Net Sales	$11,968	$8,975	$24,588	$20,130
Gross profit	1,920	2,684	5,847	6,675
Income before income taxes	549	1,735	3,841	4,832

	December	December
	31, 2003	31, 2002

Accounts receivable - net	7,573	3,918
Inventories	4,828	3,896
Total current assets	14,299	9,902
Total assets	15,113	12,277
Revolving line of credit	3,000	267
Note payable - current	167	167
Total current liabilities	15,113	6,693
Long term debt	111	277
Total liabilities	9,943	6,970
Total partners’ capital	5,170	5,307

The Company received distributions of $2,903,000 and $835,000 for the six months ended December 31, 2003 and 2002 respectively, from these two 50% owned investees.

The Company’s 50% owned investees operate in the form of limited liability companies, and, consequently, do not pay federal income taxes. Instead, the Company’s share of their income is reported in the Company’s federal tax return.

Note 4 – TRANSACTIONS WITH 50% OWNED INVESTEES

There are no sales between the Company and its 50% investees or between the investees. The investees utilize the Company’s Coppell, Texas distribution facility and Company personnel in the conduct of their operations.

From time to time the Company utilizes borrowings under its line of credit to provide Design Trends with advances for its working capital needs. The Company charges Design Trends interest on these advances at its bank’s prime rate plus two percentage points and interest is calculated on the average outstanding monthly balance.

PHI and Design Trends reimburse the Company approximately $51,000 and $313,000 per month, respectively, for general warehouse and administrative expenses. The calculation for such reimbursement is based on a percentage of sales method. Prior to October 1, 2003, PHI reimbursed the Company a fixed amount of $30,000 per month and Design Trends reimbursed the Company approximately $105,000 per month for general warehouse and administrative expenses.

Craftmade’s charges to its 50% owned investees are summarized as follows for the periods indicated (in thousands):

	Three Months Ending
	December 31,	December 31,
	2003	2002

Warehouse and administrative expense – Design Trends	$941,000	$311,000
Warehouse and administrative expense – PHI	$152,000	$90,000

	Six Months Ending
	December 31,	December 31,
	2003	2002

Warehouse and administrative expense – Design Trends	$1,255,000	$614,000
Interest – Design Trends	—	$20,000
Warehouse and administrative expense – PHI	$242,000	$180,000

NOTE 5 — SEGMENT INFORMATION

The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting, outdoor lighting, and lamps offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from ceiling mount lighting fixtures, bath-strip lighting and outdoor lighting marketed solely to mass merchandisers.

The following table presents information about the reportable segments
(in thousands):

	Craftmade	TSI	Total

For the three months ended December 31, 2003
Net sales	12,546	4,433	16,979
Operating profit (loss)	2,076	(70)	2,006
For the three months ended December 31, 2002
Net sales	10,962	4,999	15,961
Operating profit (loss)	1,517	(12)	1,505
For the six months ended December 31, 2003
Net sales	26,858	8,692	35,550
Operating profit (loss)	4,814	(549)	4,265
For the six months ended December 31, 2002
Net sales	24,423	10,560	34,983
Operating profit (loss)	3,847	(236)	3,611

NOTE 6 — CONTINGENT LIABILITIES

The Company is a party to a lawsuit alleging patent infringement related to a utility patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the utility patent. The jury awarded damages of $143,385, and Lamps Plus has filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. The outcome of this litigation is uncertain. The Company has appealed the verdict, and all post-verdict motions are still pending. A final judgment has not been entered.

Craftmade has an agreement with Dolan Northwest, LLC (the owner of the 50% of Design Trends not owned by Craftmade) pursuant to which Dolan Northwest is responsible for any judgment that may be rendered in the lawsuit, plus all costs and expenses (including legal fees and court costs) associated with any such judgment, in excess of the first $150,000 of legal fees, which has already been incurred by Design Trends. Pat Dolan has agreed to unconditionally guarantee the obligations of Dolan Northwest under this agreement.

In the event that both Dolan Northwest and Pat Dolan became insolvent or otherwise unable to meet this obligation, the obligation could become a liability of Design Trends or Craftmade. The Company believes this is unlikely to occur, and therefore has not recorded a reserve for this contingent liability.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the dependency of Trade Source International, Inc. (“TSI”), Design Trends and PHI on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company’s primary vendors) and changes in the foreign currency exchange rate between the U.S. and Taiwan dollar, declining conditions in the home construction industry, inability to realize deferred tax assets, labor strikes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion, as well as other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Sales. Net sales for the Company increased $1,018,000 or 6.4% to $16,979,000 for the three month period ended December 31, 2003 compared to $15,961,000 for the same three month period last year. Net sales from the Craftmade division increased $1,584,000, or 14.4%, to $12,546,000 for the three months ended December 31, 2003 from $10,962,000 for the same three month period last year. The increase in sales of the Craftmade division was primarily due to an increased focus on sales and marketing and an expanded product offering.

Net sales of the TSI division decreased $566,000, or 11.3%, to $4,433,000 for the three months ended December 31, 2003 from $4,999,000 for the same three-month period last year. The decrease in sales of the TSI division was due to sales of promotional or non-core program items that occurred in the three month period ended December 31, 2002 that did not occur in the three month period ended December 31, 2003. TSI’s sales results can have a high degree of variability due to the buying patterns of its mass retail customers, which can be inconsistent from period to period.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 33.7% of net sales for the three months ended December 31, 2003, compared to 32.6% for the same period of 2002. The gross margin of the showroom division was relatively unchanged at 38.3% of net sales compared to 38.6% of net sales in the year ago period. The gross margin of the TSI division improved to 20.8% of sales for the three months ended December 31, 2003 compared to 19.4% of sales in the year ago period. The improvement in the TSI gross margin was primarily due to an inventory write down of $46,000 in the three-month period ended December 31, 2002 that did not occur in the three month period ended December 31, 2003.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $26,000 to $3,568,000 or 21.0% of net sales for the three months ended December 31, 2003 from $3,542,000 or 22.2% of net sales for the same three month period last year. Total SG&A expenses of the showroom division were relatively unchanged at $2,590,000 or 20.6% of sales compared to $2,578,000 or 23.5% of sales for the same period in the previous fiscal year. The decline in SG&A expenses of the Craftmade division as a percentage of sales was primarily due to the effect of increased sales leveraging down fixed administrative expenses.

Total SG&A expenses of the TSI division increased $12,000 to $978,000 or 22.0% of sales compared to $964,000 or 19.3% of sales for the same period in the previous year. The increase in SG&A expenses of the TSI division as a percentage of sales was primarily related to the decline in sales and the de-leveraging effect on fixed SG&A expenses.

Interest Expense. Net interest expense of the Company decreased $72,000 to $145,000 for the three months ended December 31, 2003 from $217,000 for the same three-month period last year. This decrease was primarily the result of a decrease in the outstanding balances of the Company’s note payable and revolving line of credit.

Equity in Earnings of 50% Owned Investees. Income from investees, representing the Company’s 50% ownership of PHI and Design Trends decreased $594,000 to $274,000 from $868,000 for the three months ended December 31, 2003 and 2002, respectively. The decrease in income from investees was due in part to a charge of $2,100,000, or $1,050,000 net of the 50% minority interest, incurred in connection with the roll out of a new product to a customer at PHI. The $1,050,000 charge was partially offset by an increase in Design Trends’ pretax net income in the amount of $370,000. The increase in Design Trends income was driven by a sales increase of 50% or $3,763,000 to $11,292,000 for the three months ended December 31, 2003 compared to $7,529,000 for the same period in the previous year.

Provision For Income Taxes. The provision for income taxes decreased $14,000 to $772,000 or 36.1% of net income before income taxes for the three months ended December 31, 2003, from $786,000 or 36.5% for the same period of the prior year.

Results of Operations

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Net Sales. Net sales for the Company increased $567,000, or 1.6%, to $35,550,000 for the six-month period ended December 31, 2003 from $34,983,000 for the same six-month period last year. Net sales of the Craftmade division increased $2,435,000, or 10.0%, to $26,858,000 for the six months ended December 31, 2003 from $24,423,000 for the same six-month period last year. The increase in sales of the Craftmade division was primarily due to new product introductions and increased sales of outdoor lighting, as well as an increased focus on sales and marketing.

Net sales of the TSI division declined $1,868,000, or 17.7%, to $8,692,000 for the six months ended December 31, 2003 from $10,560,000 for the same six month period last year. The decrease was primarily attributable to a decline in sales of outdoor lighting to a mass retail customer that occurred in the first half of the six-month period ended December 31, 2003 compared to the same period in the previous year, as well a decline in sales of seasonal or non-core program items that occurred in the latter half of the six-month period. TSI’s sales results can have a high degree of variability due to the buying patterns of its mass retail customers, which can be inconsistent from period to period.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 33.8% of net sales for the six months ended December 31, 2003 compared to 32.3% for the same period of 2002. The gross margin of the Craftmade division was unchanged at 39.6% of sales for each six month period. The gross margin of the TSI division increased to 15.9% of sales for the six months ended December 31, 2003 compared to

15.3% of sales in the year ago period. The improvement in the gross margin of TSI was due to a write down of slow moving inventory in the amount of $426,000 in the six-month period ended December 31, 2002 that did not occur in the six-month period ended December 31, 2003.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $86,000 to $7,452,000 or 21.0% of net sales for the six months ended December 31, 2003 from $7,366,000 or 21.1% of net sales for the same six-month period last year. Total SG&A expense of the Craftmade division was relatively unchanged at $5,551,000 or 20.7% of sales compared to $5,552,000 or 22.7% of sales for the same period in the previous year. The decline in SG&A expense as a percent of sales is primarily attributable to the effect of increased sales leveraging down fixed SG&A expenses. Total SG&A expenses of the TSI division increased $86,000 to $1,901,000 or 21.9% of sales for the six-month period ended December 31, 2003 from $1,814,000 or 17.2% of sales for the same period in the previous year. The increase in TSI’s SG&A expenses as a percentage of sales was related to the effect of the decline in revenue and the de-leveraging effect on fixed SG&A expenses. The increase in SG&A expenses in total dollars was primarily related to costs incurred in connection with the closing of the California office.

Interest Expense. Net interest expense of the Company decreased $84,000 to $328,000 for the six-months ended December 31, 2003 from $412,000 for the same six-month period last year. This decrease was primarily the result of a decline in the outstanding balance of the Company’s revolving line of credit, combined with lower interest rates in effect during the period.

Equity in Earnings of 50% Owned Investees. Income from investees, representing the Company’s 50% ownership of PHI and Design Trends decreased $500,000 to $1,921,000 from $2,421,000 for the six months ended December 31, 2003 and 2002, respectively. The decrease in income from investees was due to a charge of $2,100,000 or $1,050,000 net of the 50% minority interest, incurred in connection with the roll out of a new product at PHI. The $1,050,000 charge was partially offset by an increase in Design Trends’ pretax net income in the amount of $445,000. The increase in Design Trends’ income was driven by a net sales increase of 31.7% or $5,159,000 to $21,410,000 for the six months ended December 31, 2003 from $16,251,000 the same period in the previous year.

Provision for Income Taxes. The provision for income taxes increased to $2,125,000 or 36.3% of net income before income taxes but after minority interest expense, for the six months ended December 31, 2003, from $2,046,000 or 36.4% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash decreased $2,356,000 from $3,469,000 at June 30, 2003 to $1,113,000 at December 31, 2003. The Company’s operating activities provided cash of $4,486,000, which was primarily attributable to (i) net income after taxes but before depreciation and amortization of $1,950,000 from the Company’s wholly owned subsidiaries, (ii) dividends from 50% owned investees of $2,903,000, and (iii) collections of customer receivables of $1,955,000. These amounts were partially offset by an increase in receivables from investees of $1,989,000 and an increase in inventory of $293,000. The increase in receivables from investees was related to cash advances made to PHI to fund the $2.1 million charge associated with the roll out of a new product to a customer at PHI, as discussed in Results of Operations, above.

The $79,000 of cash used in investing activities related to additions to equipment, which consisted primarily of warehouse racking, as well as purchases of office equipment in connection with the relocation of employees from the California office to the Company’s headquarters in Coppell, Texas.

Cash used in financing activities of $6,766,000 was primarily the result of (i) principal payments of $396,000 on the Company’s facility note payable, (ii) principal payments of $4,597,000 on the Company’s line of credit, and (iii) cash dividends of $1,113,000.

At December 31, 2003, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit, of which $7,403,000 had been utilized. The Company’s management believes that its current line of credit, combined with cash flows from operations, is adequate to fund the Company’s current operating needs, debt service payments, treasury stock purchases, and any future dividend payments, as well as fund its projected growth over the next twelve months. The line of credit matures on October 31, 2005.

At December 31 2003, $4,735,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

With respect to the Company’s 50%-owned investees, PHI has a $3,000,000 line of credit (the “$3 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the Monthly LIBOR index plus 2%. There was an outstanding balance of $3,000,000 on the $3 Million Line of Credit at December 31, 2003,

which expires October 1, 2004. PHI has a $500,000 three-year note payable to Wachovia (the “$500 Thousand Note”) maturing on July 29, 2005, of which $278,000 was outstanding at December 31, 2003. The $500 Thousand Note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. In addition, on November 24, 2003, PHI entered into a loan agreement with Wachovia (the “$2.1 Million Note”) whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. The $2.1 Million Note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. At December 31, 2003, there was a zero balance outstanding under the $2.1 million facility, which is scheduled to mature on March 15, 2005. Pursuant to the Company’s understanding with Wachovia, when funds are advanced under the $2.1 Million Note, the availability under the $3 Million Line of Credit will be reduced to $2,000,000. Craftmade agreed to be the guarantor of the $3 Million Line of Credit, the $500 Thousand Note and the $2.1 Million Note for business purposes, in order to induce the lender to provide these loans to PHI.

Fanthing, Craftmade’s ceiling fan manufacturer, has provided Craftmade with a $1,000,000 credit limit, pursuant to which it will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately three weeks’ supply of ceiling fans and represents a supplier commitment, which, in the opinion of the Company’s management, is unusual for the industry and favorable to the Company. This manufacturer is not required to provide this credit facility under its agreement with Craftmade, and it may discontinue this arrangement at any time.

TSI, PHI and Design Trends maintained inventory levels of $441,000, $1,670,000 and $3,158,000 respectively at December 31, 2003. The sales of each of these entities are highly concentrated with one mass merchandiser customer. Should the revenues generated by TSI, PHI, and Design Trends from their programs with this particular mass merchandiser be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

On December 10, 2003, the Company’s Board of Directors authorized the Company’s management to repurchase up to 500,000 shares of the Company’s outstanding common stock. As of February 8, 2004 the Company had repurchased 100,649 shares at an aggregate cost of $2,547,774 under this program.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a “forward looking statement.” See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement.

At December 31, 2003, the Company had a $20,000,000 line of credit with The Frost National Bank (the “Craftmade Line of Credit”) at an interest rate of prime (4.00% at December 31, 2003) less .5%, of which $7,403,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2005.

At December 31, 2003, PHI had the $3 Million Line of Credit with Wachovia at an interest rate equal to the one-month LIBOR plus 2%. At December 31, 2003, the one-month LIBOR rate was equal to 1.10%. There was a $3,000,000 outstanding balance on the line of credit at December 31, 2003. The $3 Million Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2004.

PHI has the $500 Thousand Note payable to Wachovia maturing on July 29, 2005, of which $278,000 was outstanding at December 31, 2003. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. In addition, on November 24, 2003, PHI entered into the $2.1 Million Note with Wachovia whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. At December 31, 2003, there was a zero balance outstanding under the $2.1 Million Note, which is scheduled to mature on March 15, 2005.

The short-term nature of each of the Craftmade Line of Credit and the $3 Million Line of Credit, the $500 Thousand Note and the $2.1 Million Note (collectively, the “PHI Lines of Credit”), the Company is subject to market-risk-associated, adverse changes in interest rates. A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $74,000. Consequently, an increase in the prime rate of five percentage points

(5%) would result in an estimated annualized increase in interest expense for the Company of approximately $370,000.

Under the PHI Lines of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $33,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $164,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade division from Fanthing, a Taiwanese company. The Company’s verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing’s prices will be accordingly adjusted by 2.5%. As of February 9, 2004 one U.S. dollar equaled $33.20 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended December 31, 2003, the Company purchased approximately $4,552,000 of products from Fanthing. Under the Company’s understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $455,000, based on the Company’s purchases during the fiscal quarter ended December 31, 2003(on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $2,276,000, based on the Company’s purchases during the fiscal quarter ended December 31, 2003 (on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $4,552,000 on an annualized basis, based on the Company’s purchases during the fiscal quarter ended December 31, 2003(on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Fanthing for the fiscal quarter ended December 31, 2003. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

ITEM 4	CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

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

On August 8, 2001, Lamps Plus, Inc. and Pacific Coast Lighting (collectively “Lamps Plus”) sued several defendants, including Patrick S. Dolan (“Dolan”), Design Trends, and Craftmade International, Inc. (collectively, the “Craftmade Parties”), for alleged patent infringement in the United States District Court for the Northern District of Texas. The suit alleged that the Craftmade Parties infringed two patents – a design patent and a utility patent – held by Lamps Plus related to a design for a free-standing torchiere lamp with attached sidelights. The suit sought a declaration that the two patents were infringed, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees, and other unspecified damages. The Craftmade Parties denied the allegations of patent infringement, asserting affirmative defenses, and counterclaimed for a declaration that the patents are invalid, not infringed, and unenforceable.

In November 2003, the lawsuit went to trial and on November 20, 2003, the jury found that the Craftmade Parties directly and indirectly infringed the utility patent with four of the five lamp models, and that their infringement was willful. The jury found that the Craftmade Parties did not infringe the design patent for any of the five accused lamp models. The jury further found that neither patent was invalid or unenforceable, and awarded damages against the Craftmade Parties, jointly and severally, in the amount of $143,385.

Lamps Plus has filed a motion to seek treble damages based on the jury’s finding that the infringement by the Craftmade Parties was willful, and their reasonable attorneys’ fees and costs of court.

The Craftmade Parties have filed a renewed motion for judgment as a matter of law and alternative motion for new trial, requesting that the court enter a judgment, notwithstanding the jury verdict, that the Craftmade Parties did not infringe the utility patent and that both patents are invalid and unenforceable. The Craftmade Parties also requested that they be awarded their attorneys’ fees and costs if the court finds that Lamps Plus committed inequitable conduct in connection with obtaining their patents. The Craftmade Parties also have filed a motion for partial judgment on the jury’s verdict, seeking that judgment be entered in favor of the Craftmade Parties on the jury’s finding that they did not infringe the design patent and that one of the five accused lamp models did not infringe the utility patent.

The outcome of this litigation is uncertain. All post-verdict motions are still pending, and a final judgment has not yet been entered. Therefore, there can be no assurance that judgment will not be entered in Lamps Plus’ favor and that treble damages and attorneys’ fees will not be awarded against the Craftmade Parties.

With regard to the foregoing litigation (the “Lawsuit”), the Craftmade Parties entered into an agreement (the “Agreement”), that sets forth the responsibilities of each of them for payment of fees, costs and expenses of the Lawsuit, along with the rights to any recovery as a result of the Lawsuit. Pursuant to the Agreement, Design Trends (which is owned jointly by Craftmade and Dolan Northwest, LLC) agreed to pay the first $150,000 of legal fees and expenses incurred by the Parties after February 21, 2003. On April 16, 2003, Dolan Northwest became responsible for all legal fees and expenses incurred by the Craftmade Parties in connection with the Lawsuit from that date forward, and agreed to indemnify and hold harmless Craftmade and Design Trends from and against any and all claims, liabilities, or losses arising out of the legal fees and expenses incurred in the defense of the Lawsuit after February 21, 2003.

Pursuant to the Agreement, Dolan Northwest is solely responsible for any judgment that may be rendered in the Lawsuit against any of the Craftmade Parties and has agreed to indemnify and hold harmless Craftmade and Design Trends from and against any and all liabilities, losses, damages, costs or other expenses associated with any such judgment. Dolan Northwest is also responsible for all additional legal fees and expenses (including any supersedeas bond posted), which may be incurred in the prosecution or defense of any appeal perfected by any party to the Lawsuit. Dolan Northwest also has agreed to assume and be responsible for all obligations of Design Trends to indemnify Lowe’s Companies, Inc. (who was also named as a defendant in the Lawsuit although the jury found that Lowe’s did not infringe on any of Lamps Plus' patents) or any of its subsidiaries for any loss or damage incurred as a result of the Lawsuit. In the event of a recovery in the Lawsuit in favor of any or all of the Craftmade Parties, Dolan is entitled to retain all of the proceeds of such recovery.

As an accommodation and convenience to Dolan Northwest, Design Trends has agreed to advance the funds necessary to pay the legal fees and expenses for which Dolan Northwest will be responsible as well as any final judgment that may be entered against any of the Craftmade Parties in the Lawsuit. Any such advances have been and will continue to be treated by Design Trends as loans and are charged against Dolan Northwest’s capital account in Design Trends. In the event that Dolan Northwest’s capital account is insufficient to pay any such fees and expenses for which Dolan Northwest is responsible under the Agreement, Design Trends shall notify in writing both Pat Dolan and Dolan Northwest of such deficiency and Dolan Northwest shall reimburse Design Trends for any such fees and expenses (including any final judgment) within ten days. Pat Dolan has agreed to unconditionally guarantee the obligations of Dolan Northwest under this Agreement.

Item 2.	Changes in Securities and Use of Proceeds

not applicable

Item 3.	Defaults Upon Senior Securities

not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s stockholders on November 26, 2003, the stockholders of the Company (i) elected James R. Ridings, Kathleen B. Oher, Clifford Crimmings, John DeBlois, A. Paul Knuckley, Jerry E. Kimmel, Lary C. Snodgrass, R. Don Morris, L. Dale Griggs and William E. Bucek as directors of the Company; and (ii) ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for 2004.

The vote in the election of directors was follows:

	Number of Votes	Number of Votes	Abstentions
	of Common Stock	of Common Stock	and
	For	Withheld	Broker Non-Votes

James Ridings	2,471,418	621,663	—
Kathleen B. Oher	2,468,235	624,846	—
Clifford Crimmings	2,470,993	622,088	—
John DeBlois	2,541,992	551,089	—
A. Paul Knuckley	3,077,648	15,433	—
Jerry E. Kimmel	3,077,924	15,157	—
Lary C. Snodgrass	3,077,557	15,524	—
R. Don Morris	3,075,961	17,120	—
L. Dale Griggs	3,075,663	17,418	—
William E. Bucek	3,076,423	16,658	—

The vote in the ratification of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending June 30, 2004 was 3,077,405 for, 13,365 against, and 2,311 abstentions and broker non-votes.

Item 5.	Other Information

not applicable

Item 6.	Exhibits and Reports on Form 8-K

a).	Exhibits

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration

Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1	Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.4	Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.5	Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in

Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.6	Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended June 30, 1996, and herein incorporated by reference.

10.7	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.8	Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.9	Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association (formerly named Texas Commerce Bank, National Association) and Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.10	Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.11	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade

Source International, Inc., a Delaware corporation and Neall Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.12	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, and Leslie Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.13	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.14	Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.15	Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International, Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.16	Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation. Durocraft International, Inc., a Texas

Corporation, Trade Source International, Inc., a Delaware Corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.17	Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.18	Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.19	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.20	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.21	Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase

Manhattan Bank and The Frost National Bank, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed May 14, 2001(File No. 000-26667) and herein incorporated by reference.

10.22	Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

10.23	Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association, filed as Exhibit 10.26 to the Company’s quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.24	Termination Agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JP Morgan Chase Bank, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.25	Loan Agreement dated April 17, 2002, by and between Prime/Home Impressions, LLC, a North Carolina limited liability company, and Wachovia Bank, N.A., with Note and Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., Guaranty Agreement of Trade Source International, Inc., and Guaranty Agreement of Home Impressions, Inc., filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.26	Note and Security Agreement dated April 29, 2002, by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., and Guaranty Agreement of Trade Source International, Inc., filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.27	Modification, Renewal and Extension Agreement dated October 27, 2003, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003 (File No. 000-26667) and herein incorporated by reference.

*10.28	Note and Security Agreement dated November 24, 2003 by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, and Guaranty Agreement of Craftmade International, Inc.

*10.29	Agreement regarding Lamps Plus, Inc. Litigation, entered into on December 31, 2003 and effective February 21, 2003, by and among Craftmade International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, Dolan Northwest, LLC, an Oregon limited liability company and Patrick S. Dolan.

*31.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kathleen B. Oher, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Kathleen B. Oher, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        *     Each document marked with an asterisk is filed herewith.

b).	Reports on Form 8-K

     On December 10, 2003, the Company filed a Form 8-K concerning the issuance of a press release regarding the Company’s stock repurchase program reported under Item 5 and Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date February 17, 2004	/s/ James R. Ridings

JAMES R. RIDINGS
President and Chief
Executive Officer

Date February 17, 2004	/s/ Kathleen B. Oher
KATHLEEN B. OHER
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1	Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for

Exhibit
Number	Description

the quarter ended December 31, 1995, and herein incorporated by reference.

10.4	Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.5	Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.6	Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended June 30, 1996, and herein incorporated by reference.

10.7	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.8	Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.9	Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association (formerly named Texas Commerce Bank, National Association) and Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.10	Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

Exhibit
Number	Description

10.11	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Neall Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.12	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Leslie Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.13	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.14	Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc. a Texas corporation, Trade Source International, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.15	Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.16	Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.17	Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc., filed as Exhibit

Exhibit
Number	Description

10.20 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.18	Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.19	Craftmade International Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.20	Craftmade International Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.21	Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2001 (File No. 000-26667) and herein incorporated by reference.

10.22	Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

10.23	Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association,

Exhibit
Number	Description

filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.24	Termination agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JPMorgan Chase Bank, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.25	Loan Agreement dated April 17, 2002, by and between Prime/Home Impressions, LLC, a North Carolina limited liability company, and Wachovia Bank, N.A., with Note and Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., Guaranty Agreement of Trade Source International, Inc., and Guaranty Agreement of Home Impressions, Inc., filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.26	Note and Security Agreement dated April 29, 2002, by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., and Guaranty Agreement of Trade Source International, Inc., filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.27	Modification, Renewal and Extension Agreement dated October 27, 2003, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003 (File No. 000-26667) and herein incorporated by reference.

*10.28	Note and Security Agreement dated November 24, 2003 by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, and Guaranty Agreement of Craftmade International, Inc.

*10.29	Agreement Regarding Lamps Plus, Inc. Litigation, entered into on December 31, 2003 and effective February 21, 2003,

Exhibit
Number	Description

by and among Craftmade International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, Dolan Northwest, LLC, an Oregon limited liability company and Patrick S. Dolan.

*31.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kathleen B. Oher, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Kathleen B.Oher, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Each document marked with an asterisk is filed herewith.