Form 10-Q
period 2004-03-31
CRAFTMADE INTERNATIONAL INC
filed 2004-05-17
CIK 856250

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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
Yes   [X].   No   [   ].

5,128,948 shares of Common Stock were outstanding as of May 17, 2004.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31	March 31,	March 31,	March 31,
	2004	2003	2004	2003
	(In thousands except per share data)
Net Sales	$28,988	$26,778	$89,126	$81,891
Cost of goods sold	20,526	18,568	62,800	55,719

Gross profit	8,462	8,210	26,326	26,172

Selling, general and administrative expenses	4,421	4,560	13,863	13,714
Interest expense, net	226	226	565	683
Depreciation and amortization	151	162	456	478

Total expenses	4,798	4,948	14,884	14,875

Income before income taxes and minority interests	3,664	3,262	11,442	11,297
Minority interests	836	1,043	2,756	3,459

Income before income taxes	2,828	2,219	8,686	7,838
Provision for income taxes	1,046	863	3,170	2,910

Net income	$1,782	$1,356	$5,516	$4,928

Basic earnings per common share	$0.34	$0.25	$1.02	$0.89

Diluted earnings per common share	$0.33	$0.25	$1.01	$0.88

Cash dividends declared per common share	$0.10	$0.07	$0.30	$0.21

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2004	2003
	(Unaudited)
	(In thousands except share data)
Current assets:
Cash	$4,889	$4,992
Accounts receivable — net of allowance for doubtful accounts of $150 and $150 respectively	17,622	16,582
Inventory	15,057	13,124
Deferred income taxes	358	358
Prepaid expenses and other current assets	599	671

Total current assets	38,525	35,727

Property and equipment, net
Land	1,535	1,535
Building	7,784	7,784
Office furniture and equipment	8,980	8,818
Leasehold improvements	279	279

	18,578	18,416
Less: accumulated depreciation	9,172	7,524

Total property and equipment, net	9,406	10,892

Goodwill, net of accumulated amortization of $1,204 and $1,204 respectively	4,735	4,735
Other assets	12	12

Total other assets	4,747	4,747

Total assets	$52,678	$51,366

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2004	2003
	(Unaudited)
	(In thousands except share data)
Current liabilities:
Note payable — current	$3,168	$976
Revolving lines of credit	14,184	12,000
Accounts payable	4,798	4,486
Commissions payable	259	287
Income taxes payable	1,305	608
Accrued customer allowances	3,271	3,058
Other accrued expenses	1,069	914

Total current liabilities	28,054	22,329
Note payable — long term	3,228	4,517
Deferred income taxes	415	415
Minority interests	1,711	3,567
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $.01 par value, 15,000,000 shares authorized, 9,464,535 and 9,424,035 shares issued, respectively	95	94
Additional paid-in capital	13,853	13,584
Unearned deferred compensation	(19)	(43)
Retained earnings	39,565	35,684

	53,526	49,351
Less: treasury stock, 4,220,193 and 4,004,277 common shares at cost, and 32,000 preferred shares at cost	34,256	28,813

Total stockholders’ equity	19,270	20,538

Total liabilities and stockholders’ equity	$52,678	$51,366

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED
	March	March
	31, 2004	31, 2003
	(In thousands)
Net cash provided by operating activities:	8,394	$10,944

Cash flows from investing activities:
Net additions to property and equipment	(162)	(213)

Net cash used in investing activities	(162)	(213)

Cash flows from financing activities:
Net proceeds from lines of credit	2,184	3,242
Principal payments on notes payable	(1,197)	(688)
Proceeds from notes payable	2,100	—
Treasury stock repurchases	(5,443)	(7,746)
Stock options exercised	269	162
Cash dividends	(1,635)	(1,158)
Distributions to minority interest members	(4,613)	(1,855)

Net cash used in financing activities	(8,335)	(8,043)

Net (decrease) increase in cash	(103)	2,688
Cash at beginning of period	4,992	1,312

Cash at end of period	$4,889	$4,000

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

MARCH 31, 2004 (Unaudited)

Note 1 — BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As further discussed in Note 3, the Company adopted new accounting guidance that required the consolidation of Design Trends and PHI. The Company adopted this guidance as of January 1, 2004 and retroactively applied it to its previously issued financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. All financial information is in thousands (000’s) except share data.

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

	FOR THE THREE MONTHS ENDED
	March 31,	March 31,
	2004	2003
	(In thousands except per share data)
Net income, as reported	$1,782	$1,356
Net income, proforma	1,744	1,317
Basic earnings per share, as reported	0.34	0.25
Basic earnings per share, pro forma	0.33	0.24
Diluted earnings per share, as reported	0.33	0.25
Diluted earnings per share, pro forma	0.33	0.24

	FOR THE NINE MONTHS ENDED
	March 31,	March 31,
	2004	2003
Net income, as reported	$5,516	$4,928
Net income, proforma	5,416	4,827
Basic earnings per share, as reported	1.02	0.89
Basic earnings per share, pro forma	1.00	0.87
Diluted earnings per share, as reported	1.01	0.88
Diluted earnings per share, pro forma	1.00	0.86

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES
March 31, 2004
(Unaudited)
(In Thousands)

Note 2 — EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March	March	March	March
	31, 2004	31, 2003	31, 2004	31, 2003
	(In thousands except per share data)
Basic and Diluted EPS
Numerator:
Net Income	$1,782	$1,356	$5,516	$4,928

Denominator:
Common Shares Outstanding	5,314	5,384	5,392	5,565

Basic EPS	$0.34	$0.25	$1.02	$0.89

Denominator:
Common Shares Outstanding	5,314	5,384	5,392	5,565
Options	46	52	48	58

Total Shares	5,360	5,436	5,440	5,623

Diluted EPS	$0.33	$0.25	$1.01	$0.88

NOTE 3 — ACCOUNTING CHANGES

FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to the quarter ended March 31, 2004. Variable interest entities (“VIEs”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has a 50% ownership interest in two limited liability companies (“LLC” or “LLC’s”), Design Trends, LLC (“Design Tends”) and Prime/Home Impressions, LLC (“PHI”) collectively referred to herein as entities. In connection with the adoption of FIN 46R, the Company concluded that Design Trends and PHI are VIEs and that the Company is the primary beneficiary. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate Design Trends and PHI and restated its previously issued financial statements to reflect Design Trends and PHI as consolidated entities.

Design Trends markets indoor lighting, including portable table lamps, floor lamps, chandeliers and wall sconces designed by the other member of the LLC. PHI markets various replacement parts for lamps, as well as fan accessories including decorative pull-chains, replacement switches, blade arms, blades and ceiling medallions. All of PHI’s sales are to mass merchandisers.

Prior to the adoption of FIN 46, the Company guaranteed the debt of PHI; thus, the recognition of the debt of PHI in the Condensed Consolidated Balance Sheets does not represent an incremental increase in the claims on the general assets of the Company. Further, management believes that recognition of the other liabilities as a result of consolidating Design Trends and PHI does not result in any incremental increase in the level of claims on the general assets of the Company; rather, the additional liabilities represent claims against the additional assets recognized by the Company as a result of the consolidations. Conversely, the additional assets recognized as a result of consolidating Design Trends and PHI do not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company.

The following table presents the summarized financial information of the Company’s wholly owned subsidiaries and the Company’s consolidated VIEs, Design Trends and PHI, as of March 31, 2004 and June 30, 2003 and for the three and nine months ended March 31, 2004 and March 31, 2003.

As of March 31, 2004

				Consolidation and
	Craftmade/	Design		Elimination
	TSI	Trends	PHI	Entries	Consolidated
Total assets	$40,023	$7,923	$4,732	$0	$52,678

Total liabilities and minority interests	23,105	6,873	5,295	(1,865)	33,408

Total stockholders’ equity	16,711	845	(1,091)	2,805	19,270

Total liabilities and stockholders’ equity	$39,816	$7,718	$4,204	$940	$52,678

As of March 31, 2003

				Consolidation and
	Craftmade/	Design		Elimination
	TSI	Trends	PHI	Entries	Consolidated
Total assets	$39,556	$9,447	$2,363	$0	$51,366

Total liabilities and minority interests	22,805	5,444	1,256	1,323	30,828

Total stockholders’ equity	20,735	3,882	907	(4,986)	20,538

Total liabilities and stockholders’ equity	$43,540	$9,326	$2,163	($3,663)	$51,366

For the three months ended March 31, 2004

				Consolidation and
	Craftmade/	Design		Elimination
	TSI	Trends	PHI	Entries	Consolidated
Net Sales	$18,345	$6,782	$3,861		$28,988
Income before income taxes and minority interests	1,992	342	1,330	0	3,664
Net income	$946	$342	$1,330	($836)	$1,782

For the three months ended March 31, 2003

				Consolidation and
	Craftmade/	Design		Elimination
	TSI	Trends	PHI	Entries	Consolidated
Net Sales	$17,878	$7,165	$1,735		$26,778
Income before income taxes and minority interests	1,176	1,506	580	0	3,262
Net income	$313	$1,506	$580	($1,043)	$1,356

For the nine months ended March 31, 2004

				Consolidation and
	Craftmade/	Design		Elimination
	TSI	Trends	PHI	Entries	Consolidated
Net Sales	$53,894	$28,192	$7,040		$89,126
Income before income taxes and minority interests	5,927	4,904	611	0	11,442
Net income	$2,757	$4,904	$611	($2,756)	$5,516

For the nine months ended March 31, 2003

				Consolidation and
	Craftmade/	Design		Elimination
	TSI	Trends	PHI	Entries	Consolidated
Net Sales	$52,861	$23,416	$5,614		$81,891
Income before income taxes and minority interests	4,379	5,168	1,750	0	11,297
Net income	$1,469	$5,168	$1,750	($3,459)	$4,928

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104 rescinds the accounting guidance contained in SAB 101 specifically related to multiple elements revenue managements, but leaves the remaining SAB 101 principles largely unchanged. The adoption of SAB 104 did not have an impact on Craftmade’s condensed consolidated results of operations or financial position.

NOTE 4 — SEGMENT INFORMATION

The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and loss and cash flows.

The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting, outdoor lighting, and lamps offered primarily through lighting showrooms, mass merchandisers and catalog houses. The TSI segment derives its revenue from ceiling mount lighting fixtures, bath-strip lighting and outdoor lighting marketed solely to mass merchandisers.

The following table presents information about the reportable segments:

	Craftmade	TSI	Total
For the three months ended March 31, 2004
Net sales	$12,289	$16,699	$28,988
Operating profit	2,194	1,696	3,890
For the three months ended March 31, 2003
Net sales	$11,146	$15,632	$26,778
Operating profit	1,521	1,967	3,488
For the nine months ended March 31, 2004
Net sales	$39,147	$49,979	$89,126
Operating profit	7,008	4,999	12,007
For the nine months ended March 31, 2003
Net sales	$35,569	$46,322	$81,891
Operating profit	5,366	6,614	11,980

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company is a party to a lawsuit alleging patent infringement related to a patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the patent. The jury awarded damages of $143,385, and Lamps Plus filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. The motion for treble damages was denied. A hearing will be held on June 28, 2004 to determine the amount of attorneys’ fees to be awarded.

Craftmade has an agreement with Dolan Northwest, LLC (the owner of the 50% of Design Trends not owned by Craftmade) pursuant to which Dolan Northwest is responsible for the judgment rendered in the lawsuit, plus all costs and expenses, including legal fees and court costs, associated with the judgment. Pat Dolan has unconditionally guaranteed the obligations of Dolan Northwest under this agreement.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the dependency of Trade Source International, Inc. (“TSI”), Design Trends, LLC (“Design Trends”) and Prime/Home Impression, LLC (“PHI”) on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company’s primary vendors) and changes in the foreign currency exchange rate between the U.S. and Taiwan dollar, declining conditions in the home construction industry, inability to realize deferred tax assets, labor strikes, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion, as well as other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for uncollectible accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our annual report on Form 10-K for the year ended June 30, 2003, we identified and disclosed critical accounting policies, which included revenue recognition, allowance for doubtful accounts and inventory. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since June 30, 2003 except as required by a recently issued accounting standard related to the Company’s investments in its previously unconsolidated 50% owned subsidiaries as described below.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to the quarter ended March 31, 2004. Variable interest entities (VIEs) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has a 50% ownership interest in two limited liability companies (“LLC” or “LLC’s”), Design Trends, LLC (“Design Tends”) and Prime/Home Impressions, LLC (“PHI”) collectively referred to herein as entities. In connection with the adoption of FIN 46R, the Company concluded that Design Trends and PHI are VIEs and that the Company is the primary beneficiary. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate Design Trends and PHI and restated its previously issued financial statements to reflect Design Trends and PHI as consolidated entities.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales. Net sales for the Company increased $2,210,000 or 8.3% to $28,988,000 for the three month period ended March 31, 2004 compared to $26,778,000 for the same three month period last year. Net sales from the Craftmade segment increased $1,143,000, or 10.3%, to $12,289,000 for the three months ended March 31, 2004 from $11,146,000 for the same three month period last year. The increase in sales of the Craftmade segment was primarily related to new product introductions, an increase in outdoor lighting sales, and strong sales of virtually all models of ceiling fans, particularly in the builder fan series, in connection with the improvement in the overall economy and the housing sector.

Net sales of the TSI segment increased $1,067,000, or 6.8%, to $16,699,000 for the three months ended March 31, 2004 from $15,632,000 for the same three-month period last year. The increase in sales of the TSI segment was due to increased sales of PHI, which generated $1,425,000 in incremental sales as a result of the rollout of the new lamp replacement parts business in the second quarter of fiscal 2004. The increase in sales of PHI was partially offset by a decline in net sales of Design Trends and TSI. Sales of TSI and Design Trends declined as a result of the annual line review of a mass retail customer. The customer slowed its purchases of merchandise in the third quarter of fiscal 2004 in anticipation of replacing certain underperforming products with new items expected to generate higher sales and margins. In addition, TSI and Design Trends provided slightly greater sales allowances to the customer in the third quarter of fiscal 2004 compared to the prior year period. The sales allowances were granted in order to induce the customer to complete the re-set of products as recommended by the Company during the line review. The re-set is expected to generate higher sales and profits for the segment going forward.

Gross Profit. Gross profit of the Company as a percentage of sales declined to 29.2% for the three months ended March 31, 2004, compared to 30.7% for the same period of 2003. The gross profit percentage of the Craftmade segment declined to 38.9% of net sales compared to 39.7% of net sales in the year ago period. The decline in the gross margin of the Craftmade segment was partially due to increased product costs as a result of a weaker U.S. dollar compared to the Taiwan dollar, as well as a change in sales mix, with a greater portion of sales being driven by Craftmade’s builders’ model ceiling fans, which carry a lower gross profit percentage than the overall product mix.

The gross profit percentage of the TSI segment declined to 22.0% of sales for the three months ended March 31, 2004 compared to 24.2% of sales in the year ago period. The decline was primarily due to a shift in the sales mix, with a greater portion of the TSI segment’s sales being made to a lower margin customer. Gross profit was also impacted by sales allowances provided to a mass retail customer, as discussed above.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $138,000 to $4,421,000 or 15.3% of net sales for the three months ended March 31, 2004 from $4,560,000 or 17.0% of net sales for the same three month period last year. Total SG&A expenses of the segment declined $311,000 to $2,456,000 or 20.0% of sales compared to $2,767,000 or 24.8% of sales for the same period in the previous fiscal year. The decline in SG&A expenses of the Craftmade segment was primarily related to a decline in payroll and administrative costs, as more resources of the Craftmade segment were allocated to the operations of Design Trends and PHI, which reimburse Craftmade for their respective portions of administrative costs.

Total SG&A expenses of the TSI segment increased $173,000 to $1,966,000 or 11.8% of sales compared to $1,793,000 or 11.5% of sales for the same period in the previous year. The increase in SG&A expenses of the TSI segment were primarily due to an increase in payroll related costs to support the increase in sales.

Interest Expense. Net interest expense of the Company was unchanged at $226,000 for the three months ended March 31, 2004 and the three-month period ended March 31, 2003. The average outstanding balance on the Company’s lines of credit was slightly higher in the fiscal third quarter compared to the prior year period, offset by a lower outstanding balance on the Company’s facility note payable. Interest rates in effect during the period were slightly lower than in the prior year period.

Minority Interests. As a result of a decline in income generated by the Company’s 50% owned subsidiaries, minority interests decreased $207,000 to $836,000 for the three months ended March 31, 2004 from $1,043,000 for the same period in the previous year. The decline was primarily related to sales allowances incurred in connection with a mass retail customer’s annual line review, as previously discussed.

Provision For Income Taxes. The provision for income taxes increased $182,000 to $1,046,000 or 37.0% of income the three months ended March 31, 2004, from $863,000 or 38.9% for the same period of the prior year.

Results of Operations

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

Net Sales. Net sales for the Company increased $7,235,000, or 8.8%, to $89,126,000 for the nine-month period ended March 31, 2004 from $81,891,000 for the same nine-month period last year. Net sales of the Craftmade segment increased $3,578,000, or 10.1%, to $39,147,000 for the nine months ended March 31, 2004 from $35,569,000 for the same nine-month period last year. The increase in sales of the Craftmade segment was due to an increased focus on sales and marketing and new product introductions, as well as the overall strength of the housing sector of the U.S. economy.

Net sales of the TSI segment increased $3,657,000, or 7.9% to $49,979,000 for the nine months ended March 31, 2004 from $46,322,000 for the same nine-month period last year. The increase was primarily attributable to the roll out of lamp replacement parts business by PHI in the second quarter of fiscal 2004, as well as strong sales increases in Design Trends’ products that were rolled out to a new customer in fiscal 2003.

Gross Profit. Gross profit of the Company as a percentage of sales declined to 29.5% of sales compared to 32.0% of sales for the nine months ended March 31, 2004 and 2003, respectively. Gross profit of the Craftmade segment was relatively unchanged at 39.4% of net sales for the nine months ended March 31, 2004 compared to 39.6% for the same period of 2003. The gross margin of the TSI segment declined to 21.8% of sales for the nine months ended March 31, 2004 compared to 26.1% of sales in the year ago period. The decline in the gross profit percentage of TSI was primarily due to a reduction in revenue as a result of a $2,100,000 sales allowance provided in connection with the rollout of a new product at PHI. The decline was partially offset by a write down of slow moving inventory in the amount of $426,000 in the nine-month period ended March 31, 2003 that did not occur in the nine-month period ended March 31, 2004.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $149,000 to $13,863,000 or 15.6% of net sales for the nine months ended March 31, 2004 from $13,714,000 or 16.7% of net sales for the same nine-month period last year. Total SG&A expense of the Craftmade segment declined $312,000 to $8,007,000 or 20.5% of sales compared to $8,319,000 or 23.4% of sales for the same period in the previous year. The decline in SG&A expense as a percent of sales is primarily attributable to the effect of increased sales leveraging down fixed SG&A expenses. The decline in SG&A expenses in total dollars was primarily related to a decline in payroll and administrative costs due to more resources of the Craftmade segment being allocated to the operations of Design Trends and PHI, as discussed above.

Total SG&A expenses of the TSI segment increased $461,000 to $5,856,000 or 11.7% of sales for the nine-month period ended March 31, 2004 from $5,395,000 or 11.6% of sales for the same period in the previous year. TSI’s SG&A expenses as a percentage of sales was relatively unchanged. The increase in total SG&A dollars was primarily attributable to an increase in selling costs associated with the increase in sales of PHI and Design Trends. Resources of the Craftmade segment were redeployed to the TSI segment to support the increase in sales.

Interest Expense. Net interest expense of the Company decreased $118,000 to $565,000 for the nine months ended March 31, 2004 from $683,000 for the same nine-month period last year. This decrease was primarily the result of a decline in the average outstanding balance on the Company’s facility note payable, combined with lower interest rates in effect during the period.

Minority Interests. As a result of a decline in income generated by the Company’s 50% owned subsidiaries, minority interests decreased $703,000 to $2,756,000 for the nine months ended March 31, 2004 compared to $3,459,000 for the same period in the previous year. The decline was primarily related to the $2,100,000 sales allowance provided by PHI to a mass retail customer, as previously discussed.

Provision for Income Taxes. The provision for income taxes increased to $3,170,000 or 36.5% of income for the nine months ended March 31, 2004, from $2,910,000 or 37.1% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash decreased $103,000 from $4,992,000 at June 30, 2003 to $4,889,000 at March 31, 2004. The Company’s operating activities provided cash of $8,394,000, which was primarily attributable to income from operations before minority interest expense.

The $162,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of warehouse racking, as well as purchases of office equipment in connection with the relocation of employees from the California office to the Company’s headquarters in Coppell, Texas.

Cash used in financing activities of $8,335,000 was primarily the result of (i) repurchases of the Company’s outstanding common stock of $5,443,000, (ii) distributions to minority interest members of $4,613,000, and (iii) cash dividends of $1,635,000, and (iv) principal payments on the Company’s facility note payable of $1,197,000. These amounts were partially offset by (i) net advances on the Company’s revolving lines of credit of $2,184,000, (ii) advances from PHI’s note payable of $2,100,000 and (iii)proceeds from stock options exercised of $269,000.

At March 31, 2004, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”), of which $12,471,000 had been utilized. The Frost line of credit matures on October 31, 2005.

With respect to the Company’s 50%-owned subsidiaries, PHI has a $2,000,000 line of credit (the “$2 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the Monthly LIBOR index plus 2%, which expires October 1, 2004. There was an outstanding balance of $1,713,000 on the $2 Million Line of Credit at March 31, 2004. PHI has a $500,000 three-year note payable to Wachovia (the “$500 Thousand Note”) maturing on July 29, 2005, of which $236,000 was outstanding at March 31, 2004. The $500 Thousand Note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. In addition, on November 24, 2003, PHI entered into a loan agreement with Wachovia (the “$2.1 Million Note”) whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. The $2.1 Million Note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. At March 31, 2004, there was a $2,100,000 balance outstanding under the $2.1 million Note, which is scheduled to mature on March 15, 2005. Craftmade agreed to be the guarantor of the $2 Million Line of Credit, the $500 Thousand Note and the $2.1 Million Note for business purposes, in order to induce the lender to provide these loans to PHI.

The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments, treasury stock purchases, and any future dividend payments, as well as fund its projected growth over the next twelve months.

At March 31, 2003, $4,060,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

Fanthing, Craftmade’s ceiling fan vendor, has provided Craftmade with a $1,000,000 credit limit, pursuant to which it will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately three weeks’ supply of ceiling fans and represents a supplier commitment, which, in the opinion of the Company’s management, is unusual for the industry and favorable to the Company. This manufacturer is not required to provide this credit facility under its agreement with Craftmade, and it may discontinue this arrangement at any time.

TSI, PHI and Design Trends maintained inventory levels of $1,119,000, $1,270,000 and $2,681,000 respectively at March 31, 2004. The sales of each of these entities are highly concentrated with one mass merchandiser customer. Should the revenues generated by TSI, PHI, and Design Trends from their programs with this particular mass merchandiser be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

On December 9, 2003, the Company’s Board of Directors authorized the Company’s management to repurchase up to 500,000 shares of the Company’s outstanding common stock. As of May 12, 2004 the Company had repurchased 331,310 shares at an aggregate cost of $8,269,000 under this program.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a “forward looking statement.” See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement.

At March 31, 2004, the Company had a $20,000,000 line of credit with The Frost National Bank (the “Craftmade Line of Credit”) at an interest rate of prime (4.00% at March 31, 2004) less .5%, of which $12,471,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2005.

At March 31, 2004, PHI had a $2 Million Line of Credit with Wachovia at an interest rate equal to the one-month LIBOR plus 2%. At March 31, 2004, the one-month LIBOR rate was equal to 1.10%. There was a $1,713,000 outstanding balance on the line of credit at March 31, 2004. The $2 Million Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2004.

PHI has a $500 Thousand Note payable to Wachovia maturing on July 29, 2005, of which $236,000 was outstanding at March 31, 2004. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. In addition, on November 24, 2003, PHI entered into the $2.1 million Note with Wachovia whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. At March 31, 2004, there was a $2,100,000 balance outstanding under the $2.1 Million Note, which is scheduled to mature on March 15, 2005.

The short-term nature of each of the Craftmade Line of Credit and the $2 Million Line of Credit, the $500 Thousand Note and the $2.1 Million Note (collectively, the “PHI Lines of Credit”), the Company is subject to market-risk-associated, adverse changes in interest rates. A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $125,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $625,000.

Under the PHI Lines of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $40,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $200,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade segment from Fanthing, a Taiwanese company. The Company’s verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing’s prices will be accordingly adjusted by 2.5%. As of May 6, 2004 one U.S. dollar equaled $33.26 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended March 31, 2004, the Company purchased approximately $3,776,000 of products from Fanthing. Under the

Company’s understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $378,000, based on the Company’s purchases during the fiscal quarter ended March 31, 2004, (on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $1,888,000, based on the Company’s purchases during the fiscal quarter ended March 31, 2004(on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $3,776,000 on an annualized basis, based on the Company’s purchases during the fiscal quarter ended March 31, 2004(on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Fanthing for the fiscal quarter ended March 31, 2004. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

ITEM 4 CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e or 15d-15e under the Securities Exchange Act of 1934).

In making this evaluation the Company has considered “reportable conditions” (as defined under standards established by the American Institute of Certified Public Accountants) that were identified in a letter dated April 19, 2004 addressed to the Company’s Chief Executive Officer from PricewaterhouseCoopers LLP (“PWC”), the Company’s independent auditors, and communicated to the Company’s Audit Committee. PWC and management reported to the Audit Committee that none of the reportable conditions is believed to be a “material weakness” (as defined under standards established by the American Institute of Certified Public Accountants). The reportable conditions included conditions surrounding internal controls regarding: calculation of the weighted average number of shares outstanding; timely cash reconciliation; estimation of inventory reserves; software used for financial consolidation; past audit adjustments; supervision and review controls regarding journal entries; accounting for new product rollouts with mass merchandisers; discipline around financial reporting; depth of financial accounting and reporting personnel; and policies and procedures used to develop accruals and estimates.

From January 2004 to the present, the Company has been in engaged in extensive remediation efforts with respect to the foregoing reportable conditions, including engaging an outside internal control consultant to evaluate, analyze and document all of the Company’s internal controls over its financial reporting. In connection with the Company’s evaluation of its financial and internal controls, the Company considered the mitigating controls that have been implemented at the direction of its outside internal control consultant. The Company’s efforts to strengthen its financial and internal controls continue and the Company expects to complete remediation of all of the reportable conditions by the end of its fiscal year 2004.

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Other than as described above, since the evaluation date by the Company’s management of its internal controls over financial reporting, there have not been any changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On August 8, 2001, Lamps Plus, Inc. and Pacific Coast Lighting (collectively “Lamps Plus”) sued several defendants, including Patrick S. Dolan, Dolan Northwest, LLC, Design Trends, and Craftmade International, Inc. (collectively, the “Craftmade Parties”), for alleged patent infringement in the United States District Court for the Northern District of Texas. The suit alleged that the Craftmade Parties infringed two patents — a design patent and a utility patent - held by Lamps Plus related to a design for a free-standing torchiere lamp with attached sidelights. The suit sought a declaration that the two patents were infringed, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees, and other unspecified damages. The Craftmade Parties denied the allegations of patent infringement, asserting affirmative defenses, and counterclaimed for a declaration that the patents are invalid, not infringed, and unenforceable.

On November 3, 2003, the lawsuit went to trial and on November 20, 2003, the jury found that the Craftmade Parties directly and indirectly infringed the utility patent with four of the five lamp models, and that their infringement was willful. The jury found that the Craftmade Parties did not infringe the design patent for any of the five accused lamp models. The jury further found that neither patent was invalid or unenforceable, and awarded damages against Dolan, Design Trends L.L.C., and Craftmade International, Inc., jointly and severally, in the amount of $143,385.

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

The outcome of this litigation is uncertain. All post-verdict motions are still pending, and a final judgment has not yet been entered. Therefore, there can be no assurance that judgment will not be entered in Lamps Plus’ favor and that treble damages and attorneys’ fees will not be awarded against the Craftmade Parties. Success by Lamps Plus in obtaining a permanent injunction could prevent the Craftmade Parties from offering any of the accused lamp models for sale.

With regard to the foregoing litigation (the “Lawsuit”), the Craftmade Parties entered into an agreement (the “Agreement”), that sets forth the responsibilities of the Craftmade Parties for payment of additional fees, costs and expenses of the Lawsuit, along with the rights to any recovery that might be had by reason of the Lawsuit. Pursuant to the Agreement, Design Trends (which is owned jointly by Craftmade and Dolan Northwest, LLC) agreed to pay the first $150,000 of legal fees and expenses incurred by the Parties after February 21, 2003. On April 16, 2003, Dolan Northwest became responsible for all legal fees and expenses incurred by the Craftmade Parties in connection with the Lawsuit from that date forward, and agreed to indemnify and hold harmless Craftmade and Design Trends from and against any and all claims, liabilities, or losses arising out of the legal fees and expenses incurred in the defense of the Lawsuit after February 21, 2003.

Pursuant to the Agreement, Dolan Northwest is solely responsible for the payment of any judgment which may be rendered in the Lawsuit against any of the Craftmade Parties and has agreed to indemnify and hold harmless Craftmade and Design Trends from and against any and all liabilities, losses, damages, costs or other expenses associated with said judgment. Dolan Northwest is also responsible for all additional legal fees and expenses (including any supercedeas bond posted), which may be incurred in the prosecution or defense of any appeal, perfected by any party to the Lawsuit. Dolan Northwest has additionally agreed to assume and be responsible for all obligations of Design Trends to indemnify Lowe’s Companies, Inc. (who was also named as a defendant in the Lawsuit) or any of its subsidiaries for any loss or damage incurred as a result of the Lawsuit. In the event of a recovery in the Lawsuit in favor of any or all of the Craftmade Parties, Dolan is entitled to retain all of the proceeds of such recovery.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number (or
		(b)	(c) Total Number of	Approximate Dollar Value)
	(a) Total	Average	Shares (or Units)	of Shares (or Units) that
	Number of	Price Paid	Purchased as Part of	May Yet Be Purchased
	Shares (or Units)	per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
January 1, 2004 to January 31, 2004	61,754	$25.35	61,754	401,646
February 1, 2004 to February 29, 2004	117,562	$25.20	117,562	284,084
March 1, 2004 to March 31, 2004	—	—	—	284,084
Total	179,316		179,316

On December 9, 2003 the Company’s Board of Directors authorized the Company’s management to repurchase up to 500,0000 shares of the Company’s outstanding common stock. No expiration date was specified for the repurchase program; however, it is estimated to be completed within twelve months of the authorization. No shares were purchased by the Company other than through publicly announced plans or programs.

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

10.15	Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International, Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.16	Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation. Durocraft International, Inc., a Texas Corporation, Trade Source International, Inc., a Delaware Corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.17	Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.18	Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as

Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.19	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.20	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.21	Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed May 14, 2001(File No. 000-26667) and herein incorporated by reference.

10.22	Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

10.23	Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association, filed as

Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.24	Termination Agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JP Morgan Chase Bank, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.25	Loan Agreement dated April 17, 2002, by and between Prime/Home Impressions, LLC, a North Carolina limited liability company, and Wachovia Bank, N.A., with Note and Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., Guaranty Agreement of Trade Source International, Inc., and Guaranty Agreement of Home Impressions, Inc., filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.26	Note and Security Agreement dated April 29, 2002, by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., and Guaranty Agreement of Trade Source International, Inc., filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.27	Modification, Renewal and Extension Agreement dated October 27, 2003, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003 (File No. 000-26667) and herein incorporated by reference.

10.28	Note and Security Agreement dated November 24, 2003 by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, and Guaranty Agreement of Craftmade International, Inc., filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

10.29	Agreement regarding Lamps Plus, Inc. Litigation, entered into on December 31, 2003 and effective February 21, 2003, by and among Craftmade International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, Dolan Northwest, LLC, an Oregon limited liability company and Patrick S. Dolan, filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

*31.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kathleen B. Oher, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Kathleen B. Oher, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

b). Reports on Form 8-K

none

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date May 17, 2004	/s/ James R. Ridings

JAMES R. RIDINGS
President and Chief
Executive Officer

Date May 17, 2004	/s/ Kathleen B. Oher

KATHLEEN B. OHER
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1	Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including

Exhibit
Number	Description

exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.4	Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.5	Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.6	Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10-K for the year ended June 30, 1996, and herein incorporated by reference.

10.7	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc., a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.8	Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.9	Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association (formerly named Texas Commerce Bank, National Association) and Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.10	Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1

Exhibit
Number	Description

to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.11	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Neall Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.12	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Leslie Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.13	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.14	Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc. a Texas corporation, Trade Source International, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.15	Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.16	Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and

Exhibit
Number	Description

Frost National Bank, filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.17	Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.18	Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.19	Craftmade International Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.20	Craftmade International Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.21	Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2001 (File No. 000-26667) and herein incorporated by reference.

10.22	Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.25 to the Company’s

Exhibit
Number	Description
Annual Report on Form 10-K filed September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

10.23	Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association, filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.24	Termination agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JPMorgan Chase Bank, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.25	Loan Agreement dated April 17, 2002, by and between Prime/Home Impressions, LLC, a North Carolina limited liability company, and Wachovia Bank, N.A., with Note and Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., Guaranty Agreement of Trade Source International, Inc., and Guaranty Agreement of Home Impressions, Inc., filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.26	Note and Security Agreement dated April 29, 2002, by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, Guaranty Agreement of Craftmade International, Inc., and Guaranty Agreement of Trade Source International, Inc., filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.27	Modification, Renewal and Extension Agreement dated October 27, 2003, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003 (File No. 000-26667) and herein incorporated by reference.

10.28	Note and Security Agreement dated November 24, 2003 by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security

Exhibit
Number	Description

Agreement of Prime/Home Impressions, LLC, and Guaranty Agreement of Craftmade International, Inc., filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

10.29	Agreement Regarding Lamps Plus, Inc. Litigation, entered into on December 31, 2003 and effective February 21, 2003, by and among Craftmade International, Inc., a Delaware Corporation, Design Trends, LLC, a Delaware limited liability company, Dolan Northwest, LLC, an Oregon limited liability company and Patrick S. Dolan, filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

*31.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Kathleen B. Oher, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Kathleen B.Oher, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.