Form 10-K
period 2004-06-30
CRAFTMADE INTERNATIONAL INC
filed 2004-09-28
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR I5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-26667

Craftmade International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2057054
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

650 S. Royal Lane, Suite 100	75019
Coppell, Texas	(Zip Code)
(Address of Principal Executive Offices)

(972) 393-3800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class	Name of each exchange on which
registered
Common Stock, par value	NASDAQ National Market
$0.01	System

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was $118,802,998

The number of shares outstanding of the registrant’s $.01 par value common stock as of September 24, 2004 was 5,128,948

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pertaining to the Registrant’s 2004 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

The Company

Craftmade International, Inc. was incorporated in the state of Texas in July 1985 and reincorporated in the state of Delaware in December 1991 and is organized into two operating segments: Craftmade International, Inc. (“Craftmade”) and Trade Source International, Inc. (“TSI”). See Note 13 – Segment Information in the Notes to Consolidated Financial Statements for certain financial information about the Company’s two segments. Craftmade, TSI, their wholly-owned subsidiaries, and its two 50% owned limited liability companies (“LLCs”) are collectively referred to as the “Company”.

Craftmade – Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bath-strip lighting and related accessories to a nationwide network of over 1,600 lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. Craftmade completed an arrangement with Fanthing Electrical Corp. (“Fanthing”), which is located in Taichung, Taiwan, in August 1986 for the manufacture of ceiling fans designed to Craftmade’s specifications. Craftmade’s ceiling fan product line consists of over two dozen series of premium priced to lower priced ceiling fans and is distributed under the Craftmade® trade name. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bath-strip lighting and over forty designs of outdoor lighting are marketed under its Accolade® trade name. Craftmade purchases substantially all of its light kits from Sunlit Industries (“Sunlit”), in Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management’s judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. Craftmade’s national sales organization, which consists of 33 independent sales groups employing approximately 65 sales representatives, markets its products to its distribution network of lighting showrooms and electrical wholesalers.

TSI - TSI is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. TSI’s outdoor lighting consists of over one-hundred designs in different decorative finishes. The indoor lighting product line includes ceiling mount lighting fixtures and bath-strip lighting. TSI purchases substantially all of its products from manufacturers located in China.

50% Owned Limited Liability Companies - The Company has a 50% ownership interest in each of two entities, Design Trends, LLC (“Design Trends”) and Prime/Home Impressions, LLC (“PHI”), which are part of the TSI segment:

Design Trends- Design Trends markets indoor lighting, including portable table lamps, floor lamps, chandeliers and wall sconces designed by Patrick Dolan. Substantially all of Design Trends’ sales are to mass merchandisers.

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

Craftmade Products

Ceiling Fans – Craftmade’s ceiling fan product line consists of over two dozen fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade’s fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade’s light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Constantina, Crescent and Presidential series to various low-end builder series. Craftmade’s fans come in five motor sizes, five blade sizes and over two dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Ceiling fans accounted for 29%, 30% and 29% of the Company’s sales for fiscal years 2004, 2003 and 2002, respectively.

Light Kits - Craftmade markets nearly eighty models of light kits, which consist of glass shades and filters, in various colors that may be utilized with Craftmade’s ceiling fans or other ceiling fans.

Bath-strip Lighting - Craftmade markets nearly two dozen series of bath-strip lighting in different lengths and decorative finishes under the Accolade® trade name. Craftmade plans to add finishes and series from time to time based on customer demand.

Outdoor Lighting – Craftmade markets over forty designs of outdoor lighting in different decorative finishes under the Accolade® trade name. Other outdoor products are also marketed under the TSI Prime brand, or under the retailers’ private label. Styles of outdoor lighting fixtures include wall-mount, pendant and post-mount. Craftmade plans to add finishes and designs from time to time based on customer demand.

Accessories - Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal down-rods for use with ceiling fans.

TSI Products

Outdoor Lighting - TSI markets over sixty designs of outdoor lighting in a variety of decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand, as well as the retailers’ private label brands. The outdoor lighting is designed for either wall mounting or as a post-mounted fixture. TSI’s sales of outdoor lighting represented less than 10% of the Company’s sales in fiscal year 2004, and 11% and 14% of the Company’s sales in fiscal year 2003 and 2002, respectively.

Indoor Lighting - During fiscal year 2000, the Company began marketing floor and table lamps, chandeliers and wall sconces designed by Pat Dolan to various mass merchandisers through Design Trends, a 50% owned limited liability company. TSI’s sales of indoor lighting represented 39%, 37% and 32% of the Company’s sales in fiscal year 2004, 2003 and 2002, respectively. TSI’s portable lamp program, which is a significant part of the TSI’s indoor lighting program, is merchandised in a mix and match system that enables the consumer to customize a lamp base and shade combination. Lamp shades are displayed separately on a revolving carousel that economizes space. The smaller packaging of the lamp bases enables the retailer to display a greater number of SKUs in the same amount of space. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes.

Accessories - TSI also markets various fan accessories, including universal downrods, pull-chains and ceiling medallions, to various mass merchandisers through PHI. TSI’s accessories sales represented less than 10% of the Company’s sales in fiscal year 2004, 2003 and 2002.

Manufacturing

Craftmade’s ceiling fans, bathstrip lighting and substantially all of its light kits and certain accessories are produced by Fanthing and Sunlit. Craftmade selected Fanthing in August 1986 to manufacture all of its ceiling fans and certain fan accessories based on the Company’s belief that Fanthing has the capability to produce and ship a wide variety of product on a cost effective basis while maintaining excellent quality control in the manufacturing process. In 1989, Craftmade and Fanthing entered into a formal written agreement that is terminable on 180 days prior notice. The written agreement does not obligate Fanthing to produce and sell fans to Craftmade in any specified quantity, nor does it obligate Fanthing to sell products to Craftmade at a fixed price. Fanthing is permitted under the arrangement to manufacture ceiling fans for other distributors provided such ceiling fans are not a replication of Craftmade’s series or models. Fanthing also manufactures certain ceiling fan accessories, such as downrods, that are sold by Craftmade independently of its ceiling fans.

Fanthing has provided Craftmade with a $1,000,000 credit limit, pursuant to which Fanthing will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, this credit limit is equivalent to approximately three weeks’ supply of ceiling fans and represents a supplier commitment that the Company’s management believes is unusual for the industry and favorable to the Company. Fanthing is not required to provide this credit facility under its agreement with Craftmade, and Fanthing may discontinue this credit facility at any time. Craftmade places orders with Fanthing in anticipation of normally recurring orders. In the ordinary course of business, orders are filled within 60 days, which includes approximately 20 days for transport. While Craftmade’s agreement with Fanthing does not contain provisions relating to adjustments or returns as a result of product defects, Fanthing has historically extended Craftmade full credit for any product returns. Ceiling fans are shipped in container-size lots, generally consisting of 1,600 fan units. Delivery is made in Dallas, Texas upon presentment of documents by Craftmade’s designated freight forwarder following payment for such containers at Fanthing’s bank in Taiwan.

The Company’s management believes that Craftmade’s relationship with Fanthing and its ability to supply quality ceiling fans at competitive prices have been critical to the success of Craftmade. The Company’s management currently believes Craftmade’s relationship with Fanthing is excellent and foresees no reason, based on its association to date, for such relationship to deteriorate. If for any reason Fanthing were to discontinue its relationship with Craftmade in the future or should it be unable to continue to supply sufficient amounts of Craftmade products, Craftmade would be required to seek alternative sources of supply. The Company’s management currently believes Craftmade could secure alternative sources of supply with minimal business disruption.

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

Craftmade’s wall controls, timers and switches as well as certain of its ceiling fan blades, are manufactured by companies based in the United States. Craftmade offers a variety of custom blade sets in various sizes and finishes, including unfinished oak, ash and other wood grains and in clear, mirror, gold mirror, black, smoke and antique white acrylic. The finished products are packaged and labeled under the Craftmade brand name.

Craftmade and TSI purchase outdoor lighting from several manufacturers located in Asia. Outdoor lighting orders are received in container-size lots, similar to light kit and ceiling fan orders. Craftmade and TSI offer a wide variety of outdoor lighting styles in various finishes, colors and sizes and are designed for either wall mounting or as post-mounted fixtures.

TSI purchases indoor lighting products, including flush mounts and bathstrip lights from the same manufacturers that produce outdoor lighting for Craftmade.

PHI purchases most of its ceiling fan accessories and all of its lamp replacement parts from several manufacturers located in Asia, with the exception of ceiling medallions, which are purchased from a manufacturer located in the United States.

Design Trends purchases its lamps and shades from multiple manufacturers located in Asia. Design Trends offers several different styles and sizes of table and floor lamps, either pre-packaged with shades or glass, or with shades sold separately, allowing customers to mix and match components. These products are also shipped on containers, either to the Company’s facility in Coppell, Texas or directly to the customer.

All of TSI, PHI and Design Trends’ foreign vendors require payment seven days after notification of shipment of product from Asia.

Distribution

Craftmade’s products are marketed through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, outdoor lighting and accessories are distributed through 33 independent sales groups on a national basis. Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 65 sales representatives, who represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During fiscal years 2004, 2003 and 2002, no single lighting showroom or electrical wholesaler accounted for more than 2% of Craftmade’s sales.

Sales representatives are carefully selected and continually evaluated in order to promote high-level representation of Craftmade’s products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market Craftmade’s products. Additional training, especially for a new product series, is provided on a regular basis at semi-annual trade shows held throughout the United States. Management believes it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to Craftmade and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of Craftmade’s products as well as the ongoing administrative and marketing support that Craftmade provides to its sales representatives.

All of TSI’s sales are to mass merchandisers with two customers comprising the most significant portion of TSI’s and the Company’s sales, as follows:

	Lowes Companies		Walmart
		Percent of		Percent of
	Percent of TSI’s	Consolidated	Percent of	Consolidated
Fiscal Year	Sales	Sales	TSI’s Sales	Sales
2004	75%	42%	15%	8%
2003	70%	39%	17%	9%
2002	70%	37%	18%	10%

The majority of TSI’s sales are by direct shipment. The remaining sales are shipped from the Company’s Coppell, Texas facility. TSI utilizes an internal sales force to market its products and sales representatives to service specific mass merchandiser locations.

Marketing

Craftmade relies primarily on the reputation of its ceiling fans, outdoor lighting and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of its products. The principal markets for Craftmade’s products are the new home construction, remodeling and replacement markets. Craftmade utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog. Craftmade also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (in January and June) and maintains a showroom at the Dallas Trade Mart. Craftmade provides warranties ranging from 10 years to lifetime on the fan motor of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. Craftmade also provides a limited lifetime warranty on its higher-end series of fans. The Company’s management believes these warranties are highly attractive to both dealers and consumers.

TSI relies primarily on the reputation of its products and the relationship it has with its mass merchandiser customers with respect to its sales. TSI participates in advertising programs and special promotions performed by its customers. TSI also promotes its product line at semi-annual trade shows in Dallas (in January and June) and utilizes Craftmade’s showroom at the Dallas Trade Mart.

The Company has a 48-hour product shipment policy. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

For information concerning revenues of the Company attributable to foreign and domestic customers, along with information concerning foreign and domestic long-lived assets of the Company, see Note 13 – Segment Information in the Notes to Consolidated Financial Statements.

Product Expansion

Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During fiscal year 2004, Craftmade introduced four new series of fans: Ceylon, Sentry, American Tradition and Universal Hugger. Craftmade also added two new custom finishes – English Toffee and Oiled Bronze. In addition, Craftmade increased its selections of complimentary products such as specialty light fixtures, glass and accessories. The Company’s management will continue to search for opportunities for product expansion that it considers complementary to the Company’s existing product lines.

In fiscal year 2004, the Company enlarged its presence in the mass merchandiser market by continuing to develop and roll out its mix and match ceiling fan program to TSI’s customer base. This program features interchangeable fan motors, blade arms, blades, light kits and glass – all available in multiple finishes and styles, allowing customers to create their own fan design. The Company also introduced a line of lamp replacement and repair parts to the home center channel through its PHI partnership.

Seasonality

The Company’s product sales, particularly ceiling fans, are somewhat seasonal with sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters.

Backlog

Backlog is not material to the Company’s operations as substantially all of the Company’s products are shipped to customers within 48 hours following receipt of orders.

Competition

The ceiling fan and lighting fixture market is highly competitive at all levels of operation. Some of the major companies in the ceiling fan industry include Casablanca, Hunter, Monte Carlo, Quorum, Emerson Electric and Taconi. A number of other well-established companies are also currently engaged in activities that compete directly with Craftmade. Some of Craftmade’s competitors are better established and have longer operating histories, substantially greater financial resources or greater name recognition than Craftmade. However, the Company’s management believes that the quality of Craftmade’s products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable Craftmade to compete successfully in these highly competitive markets.

The mass merchandiser market is also highly competitive. TSI and Design Trends have numerous competitors, which are located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer’s Fountain, Murray Feiss and Minka. In addition, mass merchandisers themselves will, at times, compete directly against TSI and Design Trends by purchasing private label products from TSI’s vendors. However, the Company’s management believes that TSI has positioned itself with its customers in a manner that reduces some of the risks involved with competing in the mass merchandiser market, primarily by offering unique display systems and packaging that the Company management believes other companies do not offer.

Independent Safety Testing

All of the ceiling fans, outdoor lighting, light kits and lamps sold by the Company in the United States are tested by Underwriter’s Laboratories (UL), which is an independent non-profit corporation which tests certain products, including ceiling fans and lighting fixtures, for public safety. Under its agreement with UL, the Company voluntarily submits its products to UL, and UL tests the products for safety. If the product is acceptable, UL issues a listing report that provides a technical description of the product. UL provides the manufacturers with procedures to follow in manufacturing the products. Electrical products that are manufactured in accordance with the designated procedures display the UL listing mark, which is generally recognized by consumers as an indication of a safe product and which is often required by various governmental authorities to comply with local codes and ordinances. The contract between the Company and UL provides for automatic renewal unless either party cancels as a result of default or gives applicable prior notice.

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

Patents and Trademarks

The Company has patented certain of its product designs and the functional features of some of its products, including a patent on its Cathedral Ceiling Adapter and the Carousel light kit. The expiration dates of Craftmade’s patents (excluding pending applications) currently range from 2008 to 2014. In addition, Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company’s management does not believe that such patents are material to the production of Craftmade products. From time to time, the Company also enters into license agreements with various designers of the Company’s products, including license agreements concerning licenses on patents for eight series of fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade ®, Accolade ® and Durocraft ®, along with the product names of certain of its designs, with the United States Patent and Trademark Office.

Design Trends merchandises its portable lamp program in a patented display system that makes more efficient use of the retailer’s space than conventional lighting displays. The Company’s management believes that the display patent is material to Design Trends’ business.

Employees

As of August 31, 2004, the Company employed a total of 122 full time employees, including 4 executive officers, (one of whom is a TSI officer), 20 managers, 21 clerical and administrative personnel, 21 marketing personnel, 44 warehouse personnel and 12 Design Trends/shipping/production personnel. The Company’s employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

The Company’s headquarters are located in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space, which is owned by the Company and is used by both Craftmade and TSI. The Company’s management believes that this Company-owned facility will be sufficient for its purposes for the foreseeable future. See Note 4 – Note Payable in the Notes to Consolidated Financial Statements for a discussion of the Company’s term loan used to finance the Company’s acquisition of this facility.

The Company also leases permanent display facilities at the Dallas Trade Mart, which are used by both Craftmade and TSI. The lease provides for monthly rental payments of $6,632 per month from May 1, 2003 through April 30, 2004 and $6,831 from May 1, 2004 through April 30, 2005, with three percent annual increases thereafter. The lease expires April 30, 2007.

ITEM 3. LEGAL PROCEEDINGS

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

     On November 3, 2003, the lawsuit went to trial and on November 20, 2003, the jury found that the Craftmade Parties directly and indirectly infringed the utility patent with four of the five lamp models, and that their infringement was willful. The jury found that the Craftmade Parties did not infringe the design patent for any of the five accused lamp models. The jury further found that neither patent was invalid or unenforceable, and awarded damages against Dolan, Design Trends L.L.C., and Craftmade International, Inc., jointly and severally, in the amount of $143,385. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. Dolan, Design Trends, and Craftmade have been enjoined from selling infringing lamps including 4 of the 5 models at issue in the case. Management believes that the exclusion of these lamp models would not have a material adverse effect on the business of the Company. Dolan, Design Trends, and Craftmade intend to appeal the Judgment and Order. The outcome of this appeal is uncertain.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The initial public offering price of the Company’s common stock, $0.01 par value per share (“Common Stock”) in April 1990 was $1.55 per share, adjusted for the Company’s three-for-two stock splits effective October 30, 1998 and October 31, 1997. The Common Stock trades on Nasdaq National Market System under the symbol CRFT.

The following table sets forth, for the periods indicated, the high and low bid information per share of Common Stock on the Nasdaq National Market System, as reported by Nasdaq.

			Dividends
	High	Low	per share
Fiscal Year Ended June 30, 2003:
First Quarter	$15.50	$12.21	$.07
Second Quarter	17.60	11.62	.07
Third Quarter	17.10	13.70	.07
Fourth Quarter	18.35	14.25	.07
Fiscal Year Ended June 30, 2004:
First Quarter	$23.10	$17.32	$0.10
Second Quarter	27.75	22.03	0.10
Third Quarter	29.40	24.00	0.10
Fourth Quarter	27.57	19.79	0.10
Fiscal Year Ended June 30, 2005
First Quarter (Through September 8, 2004)	$22.87	$18.51

Computershare Investor Services, Two North Lasalle Street, Chicago IL 60602, is the transfer agent and registrar for the Common Stock.

Holders

On September 8, 2004, there were 95 holders of record of the Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number (or
	(a) Total	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	Number of	Price Paid	Purchased as Part of	Shares (or Units) that May
	Shares (or Units	per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased)	(or Unit)	Plans or Programs	Plans or Programs
April 1, 2004 to April 30, 2004	99,920	$24.66	99,920	184,164
May 1, 2004 to May 31, 2004	15,474	$23.41	15,474	168,690
June 1, 2004 to June 30, 2004	—	—	—	168,690
Total	115,394		115,394

On December 9, 2003 the Company’s Board of Directors authorized the Company’s management to repurchase up to 500,0000 shares of Common Stock. No expiration date was specified for the repurchase program; however, it is estimated to be completed within twelve months of the authorization. No shares were purchased by the Company other than through publicly announced plans or programs.

Management anticipates that future dividend increases will be implemented in keeping with anticipated future earnings growth.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data in the tables below are for the five fiscal years ended June 30. The data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included herein.

		For the years ended
	(In thousands, except per share data)
	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2002	2001	2000
Selected Operating Results:
Net sales	$121,238	$109,033	$106,050	$93,477	$85,499
Gross profit	35,910	35,394	31,923	30,357	26,317
Minority Interest	3,719	4,235	2,516	1,954	1,148
Net income	7,646	6,846	6,160	4,687	4,280
Basic earnings per common share	1.43	1.24	1.04	0.79	0.63
Diluted earnings per common share	1.42	1.23	1.03	0.79	0.63
Cash dividends declared per common share	0.40	0.28	0.28	0.25	0.10
Basic common shares outstanding	5,336	5,512	5,937	5,933	6,781
Diluted common shares outstanding	5,383	5,568	6,001	5,942	6,781

Summary Balance Sheet:
Current assets	$41,291	$35,804	$35,395	$42,214	$35,483
Current liabilities	31,605	22,329	22,685	31,981	24,221
Long-term debt	2,949	4,517	5,746	8,076	8,558
Total assets	55,091	51,443	53,298	59,129	50,101
Stockholders’ equity	18,339	20,538	22,624	17,782	16,959
Book value per common share	3.57	3.79	3.81	3.02	2.74

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement

With the exception of historical information, the matters discussed in this Item 7 and elsewhere in this Annual Report on Form 10-K contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the success of the Design Trends portable lamp program, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers, TSI’s dependence on select mass merchandisers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, exchange rate fluctuations in the U.S. and Taiwanese dollar, changes in tax or interest rates, unfavorable economic and political developments in Asia, the location of the Company’s primary vendors, declining conditions in the home construction industry, inability to realize deferred tax assets, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Critical Accounting Policies and Estimates

The Company’s management’s discussion and analysis of its financial condition and results of operations following are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment changes. The Company’s management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies.

Revenue Recognition

Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from our warehouse. The Company does not have an obligation or policy of replacing, at no cost, customer products damaged or lost in transit. In some instances, the Company ships product directly from our suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative. The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

In addition to various incentive programs, from time to time the Company is required to provide mark-down funds to certain of it mass retail customers to assist them in clearing slow-moving inventory. These mark-down funds were recorded as a reduction of revenue in the period in which they were granted. In March 2004, the Company began to estimate and record reductions to revenue for these mark-down funds that it records when the revenue is recorded because based on its past practice these mark-down funds were estimable and considered likely to be granted.

Allowance for Doubtful Accounts

The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful account is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

Inventories

The Company’s inventories are primarily comprised of finished goods and are recorded at the lower of cost or market using the average cost method. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill

The Company assesses the carrying values of goodwill annually or when circumstances dictate that the carrying value might be impaired. The method for determining if impairment has occurred requires estimates of future cash flows and the Company’s weighted average cost of capital. In the event that an impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign investees. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized.

TSI’s 50% owned LLCs operate in the form of partnerships for tax purposes and, consequently, do not file federal income tax returns. Accordingly, the Company recognizes it’s share of their income and the related tax effects on it’s provision for income taxes.

FIN 46

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

The Company has a 50% ownership interest in two limited liability companies, Design Trends and PHI. In connection with the adoption of FIN 46R, the Company concluded that Design Trends and PHI are VIEs and that the Company is the primary beneficiary of each of Design Trends and PHI. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate Design Trends and PHI and restated its previously issued financial statements to reflect Design Trends and PHI as consolidated entities.

Results of Operations

Fiscal year ended June 30, 2004 compared to fiscal year ended June 30, 2003.

Net Sales — Net sales for the Company increased $12,205,000, or 11.2%, to $121,238,000 for the year ended June 30, 2004 from $109,033,000 for the year ended June 30, 2003. Net sales of the Craftmade segment increased $4,372,000, or 8.9%, to $53,526,000 for the year ended June 30, 2004, from $49,154,000 for the year ended June 30, 2003. The increase in sales of the Craftmade segment was due to an increased focus on sales and marketing and new product introductions, as well as the overall strength of the housing sector of the U.S. economy. Management anticipates that Craftmade’s sales will continue to trend upwardly, in the range of 5% to 10% annually, assuming continued strength in the housing sector and the overall U.S. economy.

Net sales of the TSI segment increased $7,833,000, or 13.1% to $67,712,000 for the year ended June 30, 2004 from $59,879,000 for the year ended June 30, 2003. The increase was primarily attributable to the strong performance of Design Trends’ portable lamp business, which generated $7,343,000 in incremental revenue during the period. Management does not anticipate future growth of the TSI division to continue at the robust rate generated in Fiscal 2004 from existing products sold to existing customers. Future growth of the TSI division is contingent upon the success of the Company’s ongoing efforts to introduce new products to existing customers and to expand the business to new customers.

Gross Profit — Gross profit of the Company as a percentage of sales declined to 29.6% of sales compared to 32.5% of sales for the years ended June 30, 2004 and 2003, respectively. Gross profit of the Craftmade segment declined to 39.3% of net sales for the year ended June 30, 2004 compared to 40.2% for the year ended June 30, 2003. The decline in the gross margin of Craftmade was primarily due to price increases from the Company’s ceiling fan manufacturer that were not passed through to customers. The gross margin of the TSI segment declined to 22.0% of sales for the year ended June 30, 2004 compared to 26.1% of sales for the year ended June 30, 2003. The decline in the gross profit percentage of TSI was primarily due to a shift in the sales mix with a greater portion of revenue made of direct shipment sales which carry lower gross margins and lower SG&A expenses. In addition, the TSI division experienced an increase in mark-down money and price concessions provided to mass retail customers. Management anticipates that based on current market conditions, future gross profit margins for the Company will not differ significantly from gross margins generated in Fiscal 2004.

Selling, General and Administrative Expenses — Total selling, general and administrative (“SG&A”) expenses of the Company decreased $20,000 to $18,580,000 or 15.3% of net sales for the year ended June 30, 2004 from $18,600,000 or 17.1% of net sales for the year ended June 30, 2003. Total SG&A expense of the Craftmade segment declined $12,000 to $11,359,000 or 21.2% of sales compared to $11,371,000 or 23.1% of sales for the year ended June 30, 2003. The decline in SG&A expense as a percent of sales is primarily attributable to the effect of increased sales leveraging down fixed SG&A expenses. Total SG&A expenses of the TSI segment decreased $8,000 to $7,221,000 or 10.7% of sales for the year ended June 30, 2004 from $7,229,000 or 12.1% of sales for the year ended June 30, 2003. The decrease in SG&A expense as a percentage of sales was partially related to cost savings derived from the closing of the California office, which occurred in the second quarter of fiscal 2004, as well as a change in the sales mix. Management anticipates that based on current market conditions, future SG&A expenses as a percentage of sales will not be significantly different from results generated in Fiscal 2004.

Interest Expense — Net interest expense of the Company decreased $119,000 to $777,000 for the year ended June 30, 2004 from $896,000 for the year ended June 30, 2003. This decrease was primarily the result of a decline in the average outstanding balance on the Company’s lines of credit and its facility note payable. Management anticipates that in the future, lower outstanding balances on its lines of credit will offset expected increases in interest rates, resulting in total interest expense that is not significantly different from the expense generated in Fiscal 2004.

Minority Interests — As a result of a decline in income generated by the Company’s 50% owned LLCs, minority interests decreased $516,000 to $3,719,000 for the year ended June 30, 2004 compared to $4,235,000 for the year ended June 30, 2003. The decline was primarily related to the $2,100,000 sales allowance provided by PHI to a mass retail customer in connection with the roll out of its new lamp parts business in the second quarter of fiscal 2004. The decline was partially offset by increased sales generated in the second half of fiscal 2004 related to the new business, as well as increased sales of Design Trends portable lamp business, as previously discussed.

Provision for Income Taxes — The provision for income taxes increased to $4,540,000 or 28.5% of income for the year ended June 30, 2004, from $4,158,000 or 27.3% for the year ended June 30, 2003.

Fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002

Net Sales — Net sales increased $2,983,000 to $109,033,000 for the year ended June 30, 2003 from $106,050,000 for the year ended June 30, 2002. Sales of the Craftmade division decreased 1.3% or $642,000, to $49,154,000 from $49,798,000 for the year ended June 30, 2002. The decrease in sales of the Craftmade division was primarily due to lower unit sales and lower prices on certain discontinued models of fans that were replaced by new models that were introduced in the January lighting market. Sales of the TSI division increased 6.4%, or $3,627,000, to $59,879,000 for the year ended June 30, 2003 from $56,252,000 for the year ended June 30, 2002. The increase in sales of the TSI division was attributable to an increase in Design Trends’ portable lamp business, which generated $3,404,000 in incremental revenue during the period.

Gross Profit — Gross profit increased to 32.5% of sales, or $35,394,000, for the year ended June 30, 2003 compared to 30.1% of sales, or $31,923,000, for the year ended June 30, 2002. The gross margin of the Craftmade division increased to 40.2% of sales for the year ended June 30, 2003 from 39.3% of sales for the year ended June 30, 2002. The improvement in the gross margin of the Craftmade division was due primarily to increased sales of higher margin products. The gross margin of the TSI division improved to 26.1% for the year ended June 30, 2003 compared to 21.9% of sales, for the year ended June 30, 2002. The improvement in the gross margin of TSI was primarily due to the successful re-merchandising of the Design Trends portable lamp program, at which time slower turning and lower margin items were replaced with more productive inventory.

Selling, General and Administrative Expenses — Total selling, general and administrative (“SG&A”) expenses of the Company increased $638,000 to $18,600,000, or 17.1% of net sales, for the year ended June 30, 2003 from $17,962,000, or 16.9% of net sales, for the year ended June 30, 2002. Total SG&A expenses of the Craftmade division decreased $168,000 to $11,371,000 or 23.1% of net sales, compared to $11,539,000 or 23.2% of net sales in the previous year. The Craftmade division’s SG&A expense as a percentage of sales was relatively unchanged from fiscal 2002 to fiscal 2003. The decline in SG&A expense in total dollars was primarily related to the decline in sales of the Craftmade division from fiscal 2002 to fiscal 2003. Total SG&A expenses of TSI increased $806,000 to $7,229,000 or 12.1% of sales compared to $6,423,000 or 12.5% of net sales, for the year ended June 30, 2002. The increase in TSI’s SG&A expenses in dollars as well as a percentage of sales was primarily due to an increase in payroll related expenses.

Interest Expense — Interest expense declined $376,000 to $896,000 for the year ended June 30, 2003 from $1,272,000 for the previous year. This decline was primarily the result of lower average outstanding balances on the company’s lines of credits and its facility note, combined with lower interest rates in effect during the period.

Minority Interests — As a result of an increase in income generated by the Company’s 50% owned LLCs, minority interests increased $1,719,000 to $4,235,000 for the year ended June 30, 2003 from $2,516,000 for the year ended June 30, 2002. The increase was due to an increase in sales of Design Trends’ portable lamp program which generated $3,404,000 in incremental revenue during the year, as well as a $1,272,000 increase in sales of PHI for fiscal 2003 compared to the previous year.

Provision for Income Taxes — The provision for income taxes increased to $4,158,000 or 27.3% of income for the year ended June 30, 2003 from $3,435,000 or 28.4% of income for the year ended June 30, 2002.

Liquidity and Capital Resources

Fiscal year ended June 30, 2004.

The Company’s cash increased $846,000 from $4,992,000 at June 30, 2003 to $5,838,000 at June 30, 2004. The Company’s operating activities provided cash of $11,814,000, which was primarily attributable to income from operations before minority interest.

The $195,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of warehouse racking, as well as purchases of office equipment in connection with the relocation of employees from the California office to the Company’s headquarters in Coppell, Texas.

Cash used in financing activities of $10,936,000 was primarily the result of (i) repurchases of the Company’s outstanding common stock of $8,269,000, (ii) distributions to minority interest members of $5,302,000, and (iii) cash dividends of $2,123,000, and (iv) principal payments on the Company’s notes payable of $1,982,000. These amounts were partially offset by (i) net advances on the Company’s revolving lines of credit of $4,125,000, and (ii) proceeds from a note payable of $2,100.000.

The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments, and any future dividend payments, as well as fund its projected growth over the next twelve months. Based on current market conditions, management anticipates that future cash flows will be used primarily to retire existing debt and to repurchase Company common stock. On December 9, 2003, the Company’s Board of Directors authorized the Company’s management to repurchase up to 500,000 shares of the Company’s outstanding common stock. As of June 30, 2004, the Company had repurchased 331,510 shares at an aggregate cost of $8,269,000 under this program. The average price paid for shares repurchased during the period was $24.96.

At June 30, 2004, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”), of which $14,577,000 had been utilized. The Frost line of credit is due on demand; however if no demand is made, it is scheduled to mature on October 31, 2005. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its line of credit. Debt covenants of the Frost line of credit requires the maintenance of a tangible net worth ratio of 2.5 to 1.0.

By entering into the Unconditional Guaranty of the Promissory Note dated as of November 24, 2003 to Prime/Home Impressions, LLC with Wachovia Bank, NA, the Company violated its negative covenant not to guarantee debts contained in the Loan Agreement dated as of November 6, 2001 with Frost. The Company has obtained a waiver of such violation from Frost, for the quarters ended December 31, 2003, March 31, 2004 and for the fiscal year ended June 30, 2004 and for the period ending September 15, 2005. Nevertheless the amount outstanding under this note at June 30, 2004, $14,577,000, has been classified as current due to its terms. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its loan agreement.

The Company was in violation of its negative covenant not to retire or otherwise acquire any of its capital stock contained in the Unconditional Guaranty of the Promissory Note dated as of November 24, 2003 to PHI with Wachovia Bank, N.A. The Company has obtained a waiver of such violation from Wachovia Bank, N.A. for the quarters ended December 31, 2003; March 31, 2004; and for the fiscal year ended June 30, 2004 and for the period ending September 15, 2005. Nevertheless the amount outstanding under this note at June 30, 2004, $1,575,000, has been classified as current due to its terms. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its loan agreement.

At June 30, 2004, Design Trends had a $2,000,000 loan agreement with Frost, of which none had been utilized. Design Trends can borrow under this loan subject to continued compliance with certain covenants. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its loan agreement.

One of the Company’s 50%-owned LLCs, PHI, has a $2,000,000 line of credit (the “$2 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the Monthly LIBOR index plus 2%, which expires October 1, 2004. During fiscal year 2003, PHI reduced the amount available on its line of credit from $3,000,000 to its present level. There was an outstanding balance of $1,548,000 on the $2 Million Line of Credit at June 30, 2004. PHI has a $500,000 three-year note payable to Wachovia (the “$500,000 Note”) maturing on July 29, 2005, of which $195,000 was outstanding at June 30, 2004. The $500,000 Note bears interest at a rate equal to 1-month LIBOR plus 2.5%. In addition, on November 24, 2003, PHI entered into a loan agreement with Wachovia (the “$2.1 Million Note”) whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. The $2.1 Million Note bears interest at a rate equal to the 1-month LIBOR plus 2.5%. At June 30, 2004, there was a $1,575,000 balance outstanding under the $2.1 million Note, which is scheduled to mature on March 15, 2005. The PHI members agreed to be guarantors of the $2 Million Line of Credit, the $500,000 Note and the $2.1 Million Note for business purposes, in order to induce the lender to provide these loans to PHI.

At June 30, 2004, $3,841,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

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

Management does not anticipate that the covenants and restrictions of its lines of credit and loan agreements will limit the Company's growth potential.

During fiscal year 2004, the Company extended its accounts receivable payment terms with its largest mass retail customer (Lowes Companies) to 60 days from a previous range of 30 to 45 days. The Company does not anticipate that this will have a material impact on the availability of future cash collections to meet the Company’s expected future cash obligations.

TSI maintained inventory levels of $6,253,000 at June 30, 2004. TSI’s sales are highly concentrated with Lowes Companies. Should the revenues generated by TSI from its programs with Lowes Companies be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

Fiscal year ended June 30, 2003.

The Company’s cash increased $3,680,000 from $1,312,000 at June 30, 2002 to $4,992,000 at June 30, 2003. The Company’s operating activities provided cash of $14,895,000 during the year. This cash flow was primarily attributable to the Company’s income from operations before minority interest and a reduction in accounts receivable from trade.

Cash used for investing activities of $186,000 was related to additions to property, plant and equipment, primarily for additional racking installed in the Company’s warehouse facility.

Cash used for financing activities of $11,029,000 was primarily the result of (i) the repurchase of 558,000 shares of the Company’s common stock at an aggregate cost of $7,746,000, (ii) principal payments of $950,000 on the Company’s notes payable (iii) cash dividends of $1,542,000 and (iv) minority interest distributions of $2,912,000. These amounts were partially offset by proceeds of $1,798,000 from the Company’s lines of credit and $323,000 from the exercise of employee stock options.

Fiscal year ended June 30, 2002

The Company’s cash decreased $326,000 from $1,638,000 at June 30, 2001 to $1,312,000 at June 30, 2002. The Company’s operating activities, provided cash of $17,849,000 during the year. This cash flow was primarily attributable to the Company’s Income from operations before minority interest of $8,676,000 and a reduction in inventory of $8,127,000. The reduction in inventory was related primarily to the TSI segment, in which a substantial portion of the business shifted toward sales of direct shipments rather than warehouse shipments.

Cash used for investing activities of $2,988,000 was primarily related to (i) capital expenditures of $2,292,000 incurred in connection with the installation of Design Trends patented lamp display program in all stores of the Company’s largest mass retail customer and (ii) $617,000 of capital expenditures associated with the implementation of the Company’s logistics and accounting systems upgrade.

Cash used for financing activities of $15,187,000 was primarily the result of (i) principal payments of $10,396,000 on the Company’s revolving lines of credit, (ii) principal payments of $2,146,000 on the Company’s notes payable (iii) cash dividends of $1,666,000 (iv) minority interest distributions of $1,322,000 and (iv) the repurchase of 17,000 shares of the Company’s common stock at an aggregate cost of $236,000. These amounts were partially offset by proceeds of $578,000 from the exercise of employee stock options.

the opinion of the Company’s management, is unusual for the industry and favorable to the Company. This manufacturer is not required to provide this credit facility under its agreement with Craftmade, and it may discontinue this arrangement at any time.

Contractual Obligations

The table below, as well as the information contained in Note 4 – “Revolving Lines of Credit and Notes Payable” and Note 10 – “Commitments and Contingencies” to the Company’s consolidated financial statements, summarizes the Company’s various repayment requirements at June 30, 2004. The Company expects to meet these obligations with cash flows from existing operations.

		Payments	Due by Period
Contractual		Less than 1		3-5	More than 5
Obligations	Total	year	1-3 years	years	years
Long Term Debt Obligations	$5,611,000	$2,662,000	$2,949,000	$—	—
Operating Lease Obligations	$438,000	$188,000	$234,000	$16,000	—
Total	$6,049,000	$2,850,000	$3,183,000	$16,000	$—

At June 30, 2004, the Company had a $20,000,000 line of credit with The Frost National Bank (the “Craftmade Line of Credit”) at an interest rate of prime (4.00% at June 30, 2004) less .5%, of which $14,577,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2005.

At June 30, 2004, PHI had a $2 Million Line of Credit with Wachovia at an interest rate equal to the one-month LIBOR plus 2%. At June 30, 2004, the one-month LIBOR rate was equal to 1.3582%. There was a $1,548,000 outstanding balance on the line of credit at June 30, 2004. The $2 Million Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2004.

Effects of Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104 rescinds the accounting guidance contained in SAB 101 specifically related to multiple elements revenue managements, but leaves the remaining SAB 101 principles largely unchanged. The adoption of SAB 104 did not have an impact on Craftmade’s consolidated results of operations or financial position.

Inflation

Generally, inflation has not had, and the Company does not expect it to have, a material impact upon operating results. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Related Party Transactions

The Company has a non-interest bearing note receivable from its chief executive officer for $50,000. Principal payments on the note are being amortized monthly, which will result in the note being paid in full in August 2005.

TSI leased office space from a former director of the Company, who was also an executive officer of the Company. This lease was for five months at $7,500 per month of the fiscal year, until the office was relocated in November 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a “forward looking statement.” See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement.

At June 30, 2004, the Company had a $20,000,000 line of credit with The Frost National Bank (the “Craftmade Line of Credit”) at an interest rate of prime (4.00% at June 30, 2004) less .5%, of which $14,577,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2005.

At June 30, 2004, PHI had a $2 Million Line of Credit with Wachovia at an interest rate equal to the one-month LIBOR plus 2%. At June 30, 2004, the one-month LIBOR rate was equal to 1.3582%. There was a $1,548,000 outstanding balance on the line of credit at June 30, 2004. The $2 Million Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2004.

PHI has a $500,000 Note payable to Wachovia maturing on July 29, 2005, of which $195,000 was outstanding at June 30, 2004. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. In addition, on November 24, 2003, PHI entered into the $2.1 million Note with Wachovia whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. At June 30, 2004, there was a $1,575,000 balance outstanding under the $2.1 Million Note, which is scheduled to mature on March 15, 2005.

The short-term nature of each of the Craftmade Line of Credit and the $2 Million Line of Credit, the $500,000 Note and the $2.1 Million Note (collectively, the “PHI Lines of Credit”), subjects the Company to market-risk-associated with adverse changes in interest rates. A sharp rise in interest rates could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments.

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $146,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $729,000.

Under the PHI Lines of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $33,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $166,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade segment from Fanthing, a Taiwanese company. The Company’s verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing’s prices will be accordingly adjusted by 2.5%. As of September 1, 2004 one U.S. dollar equaled $33.87 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal year ended June 30, 2004, the Company purchased approximately $16,649,000 of products from Fanthing. Under the Company’s understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $416,000, based on the Company’s purchases during the fiscal year ended June 30, 2004, (on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $2,081,000 based on the Company’s purchases during the fiscal year ended June 30, 2004 (on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $4,162,000 on an annualized basis, based on the Company’s purchases during the fiscal year ended June 30, 2004 (on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Fanthing for the fiscal year ended June 30, 2004. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data are included under Item 15(a)(1) and 15(a)(2) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not designed nor were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on the identified material weakness in internal control over financial reporting and in the disclosure controls that is described below under the heading, Change in Internal Control over Financial Reporting.

Change in Internal Control over Financial Reporting

The Company previously disclosed in its Form 10-Q for the quarter ended March 31, 2004, that in evaluating its disclosure controls and procedures, management considered “reportable conditions” (as defined under standards established by the American Institute of Certified Public Accountants (“AICPA”)) that were identified in a letter dated April 19, 2004, addressed to the Company’s Chief Executive Officer from PricewaterhouseCoopers, LLP (“PwC”), the Company’s independent registered public accounting firm, and then communicated to the Company’s Audit Committee.

From January 2004 to the present, the Company has been engaged in extensive remediation efforts with respect to the reportable conditions mentioned in the April 19, 2004 letter, including engaging an outside internal control consultant to evaluate, analyze and document all of the Company’s internal controls over its financial reporting. However, in connection with the audit of the fiscal year ended June 30, 2004, PwC informed the Company’s Audit Committee that it believes that the personnel and management of the Company who perform its accounting and financial reporting functions are not sufficiently expert in U.S. GAAP and the requirements of the SEC and the Public Company Accounting Oversight Board, and this lack of expertise represents a material weakness (as defined under standards established by AICPA) in the operation of internal control over financial reporting. With respect to this material weakness, PwC noted the following as failures in the Company’s operation of internal control: (i) failure of financial reporting controls in preventing or detecting misstatements of accounting information that resulted in certain adjustments to the financial statements; (ii) failure to perform internal control tasks such as the timely preparation of account reconciliations; and (iii) failure to correct internal control deficiencies it previously identified such as earnings per share computational errors, audit adjustments, discipline around financial reporting, depth of financial accounting and reporting personnel, timely reconciliation of cash accounts, review and ascertainment of the amount of inventory reserve on a quarterly basis and the failure to use financial consolidation software.

In this regard, PwC has recommended that the Company engage personnel with expertise or train existing personnel in the following areas:

•	U.S. GAAP;

•	financial reporting in accordance with SEC regulations;

•	requirements of the Public Company Accounting Oversight Board; and

•	application of technical accounting pronouncements.

Management of the Company has presented to the Company’s Audit Committee a plan to remedy the concerns raised by PwC. This plan is designed to ensure that the preparation of the Company’s consolidated financial statements, including the process to review and analyze elements of the Company’s financial statement close process, is in accordance with U.S. GAAP. In addition, the plan will ensure that the personnel involved in this process have available to them the relevant information about U.S. GAAP, SEC financial reporting requirements, and the requirements of the Public Company Accounting Oversight Board necessary for them to be able to prepare the Company’s financial statements. Specifically, our plan provides for additional resources and further training of the Company’s accounting team including:

•	the employment of additional staff on the Company’s accounting team, including a new chief accounting officer;

•	increasing the level of attendance at targeted U.S. GAAP and SEC reporting courses by senior Company finance staff responsible for the preparation of U.S. GAAP financial reports and SEC disclosures; and

•	subscribing to additional information networks that provide publications and updates of SEC and U.S. GAAP releases and rule changes and of information about the requirements of the Public Company Accounting Oversight Board.

The Company is actively recruiting additional accounting staff and plans to complete the hiring process during the second fiscal quarter of 2005. Additionally, the Company’s senior accounting staff have already committed to taking training courses during the next several months and will continue to evaluate the merits of additional courses as they become available. The Company will begin receiving additional publications and updates of SEC, U.S. GAAP and the Public Company Accounting Oversight Board requirements and will review the adequacy of this additional information within the next several months to determine whether additional resources are required.

Until management of the Company is satisfied that it has addressed its need for sufficient expertise in preparing financial statements required in its filings under the securities laws, the Company will seek to mitigate this weakness by conferring with its accounting advisers with respect to the technical requirements applicable to the Company’s financial statements.

The implementation of the initiatives described above is among the Company’s highest priorities. The Company’s Board of Directors, in coordination with the Company’s Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, management of the Company believes that the plans outlined above, when completed, will eliminate the material weakness in internal accounting control as described above. However a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth (a) the number of securities to be issued upon exercise of outstanding options, (b) the weighted average of exercise price of such outstanding options, and (c) the number of securities remaining available for future issuance, under the Company’s equity compensation plans. All of the Company’s equity compensation plans have been approved by security holders of the Company.

			(c)
	(a)	(b)	Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
1999 Stock Option Plan	52,000	6.75	100,000
2000 Non-Employee Director Plan	22,500	13.67	52,500
Total	74,500	7.45	152,500

The remaining information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements — The financial statements listed in the “Index to Consolidated Financial Statements” described at F-1.

2.	Financial Statement Schedule – The financial statement schedule listed in the “Index to Consolidated Financial Statements” described at F-1.

3.	Exhibits – Refer to (c) below.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

3.1 -	Certificate of Incorporation of the Company, filed as Exhibit 3 (a) (2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2 -	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3 -	Amended and Restated Bylaws of the Company, filed as Exhibit 3 (b) (2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

4.1 -	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2 -	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1 -	Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2 -	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3 -	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.4 -	Second Amended and Restated Credit Agreement dated November 14, 1995, among

Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

**10.5 -	Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.6 -	Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10K for the year ended June 30, 1996, and herein incorporated by reference.

10.7 -	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.8 -	Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.9 -	Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association (formerly named Texas Commerce Bank, National Association) and Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.10 -	Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

** 10.11 -	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Neall Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

** 10.12 -	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Leslie Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

** 10.13 -	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.14 -	Registration Rights Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Neall and Leslie Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.15 -	ISDA Master Agreement and Schedule, dated June 17, 1999, by and among Chase Bank of Texas, National Association, Craftmade International, Inc., Durocraft International, Inc. and

Trade Source International, Inc., filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

10.16 -	Confirmation under ISDA Master Agreement, dated July 23, 1999, from Chase Bank of Texas, National Association to Craftmade International, Inc., filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

10.17 -	Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc. a Texas corporation, Trade Source International, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.18 -	Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.19 -	Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

** 10.20 -	Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.21 -	Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

** 10.22 -	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

** 10.23 -	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.24 -	Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2001 (File No. 000-26667) and herein incorporated by reference.

10.25 -	Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

10.26 -	Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware corporation, and The Frost National Bank, a national banking association, filed as Exhibit 10.26 to the Company’s quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.27 -	Termination Agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JP Morgan Chase Bank, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.28 -	Modification, Renewal and Extension Agreement dated October 27, 2003, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation, filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed November 14, 2003 (File No. 000-26667) and herein incorporated by reference.

10.29 -	Note and Security Agreement dated November 24, 2003 by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, and Guaranty Agreement of Craftmade International, Inc., filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

10.30 -	Agreement regarding Lamps Plus, Inc. Litigation, entered into on December 31, 2003 and effective February 21, 2003, by and among Craftmade International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, Dolan Northwest, LLC, an Oregon limited liability company and Patrick S. Dolan, filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

*10.31 -	Business Loan Agreement dated June 14, 2004, by and between The Frost National Bank, a national banking association, and Design Trends, LLC, a Delaware limited liability company.

*10.32 -	Second Amendment to Loan Agreement dated June 14, 2004, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation.

* 21 -	Subsidiaries of the Registrant.

* 31.1 -	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2 -	Certification of Kathleen B. Oher, Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1 -	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2 -	Certification of Kathleen B. Oher, Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(d)	All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

     * Filed herewith (unless otherwise indicated, exhibits are previously filed).

     ** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2004.

CRAFTMADE INTERNATIONAL, INC.

By:	/s/ James R. Ridings

James R. Ridings, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date
/s/ James R. Ridings	Chairman of the Board, President,	September 24, 2004
Chief Executive Officer and
James R. Ridings	Director (Principal Executive
Officer)

/s/ Clifford Crimmings	Vice President of Marketing and	September 24, 2004
Director
Clifford Crimmings

/s/ Kathleen B. Oher	Chief Financial Officer, Vice	September 24, 2004
President and Director
Kathleen B. Oher	(Principal Financial and
Accounting Officer)

/s/ John DeBlois	Executive Vice President of Trade	September 24, 2004
Source International, Inc.
John DeBlois	and Director

/s/ A. Paul Knuckley	Director	September 24, 2004

A. Paul Knuckley

/s/ Jerry E. Kimmel	Director	September 24, 2004

Jerry E. Kimmel

/s/ Lary Snodgrass	Director	September 24, 2004

Lary Snodgrass

/s/ Dale Griggs	Director	September 24, 2004

Dale Griggs

/s/ R. Don Morris	Director	September 24, 2004

R. Don Morris

/s/ William E. Bucek	Director	September 24, 2004

William E. Bucek

All other financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
     of Craftmade International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Craftmade International, Inc. and its subsidiaries (the “Company”) at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As noted in Note 3 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, effective January 1, 2004.

PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
September 13, 2004,
except for Note 10, as to which
the date is September 24, 2004

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEAR ENDED
	June 30,	June 30,	June 30,
	2004	2003	2002
		(See Note 3)	(See Note 3)
	(In thousands except per share data)
Net sales	$121,238	$109,033	$106,050
Cost of goods sold	85,328	73,639	74,127

Gross profit	35,910	35,394	31,923

Selling, general and administrative expenses	18,580	18,600	17,962
Interest expense	777	896	1,272
Depreciation	648	659	578

Total expenses	20,005	20,155	19,812

Income before income taxes and minority interest	15,905	15,239	12,111
Provision for income taxes	4,540	4,158	3,435

	11,365	11,081	8,676
Minority interest	(3,719)	(4,235)	(2,516)

Net income	$7,646	6,846	6,160

Basic earnings per common share	$1.43	$1.24	$1.04

Diluted earnings per common share	$1.42	$1.23	$1.03

Cash dividends declared per common share	$0.40	$0.28	$0.28

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	June 30,
	2004	2003
		(See Note 3)
	(In thousands except share data)
Current assets:
Cash	$5,838	$4,992
Accounts receivable — net of allowance for doubtful accounts of $150 and $150, respectively	19,242	16,582
Inventories — net of allowance for obsolescence of $1,171 and $1,641, respectively	15,172	13,124
Deferred income taxes	9	435
Prepaid expenses and other current assets	1,193	671

Total current assets	41,454	35,804

Property and equipment, net
Land	1,535	1,535
Building	7,784	7,784
Office furniture and equipment	9,013	8,818
Leasehold improvements	279	279

	18,611	18,416
Less: accumulated depreciation	(9,626)	(7,524)

Total property and equipment, net	8,985	10,892

Goodwill, net of accumulated amortization of $1,204 and $1,204 respectively	4,735	4,735
Other assets	80	12

Total other assets	4,815	4,747

Total assets	$55,254	$51,443

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	June 30,
	2004	2003
	(In thousands except share data)
		(See Note 3)
Current liabilities:
Notes payable - current	$2,662	$976
Revolving lines of credit	16,125	12,000
Accounts payable	6,186	4,486
Commissions payable	289	287
Income taxes payable	1,112	607
Accrued customer allowances	4,320	3,058
Other accrued expenses	1,074	915

Total current liabilities	31,768	22,329

Other non-current liabilities:
Notes payable - long term	2,949	4,517
Deferred income taxes	214	492

Total liabilities	34,931	27,338

Minority interests	1,984	3,567

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $.01 par value, 15,000,000 shares authorized, 9,465,535 and 9,425,535 shares issued, respectively	95	94
Additional paid-in capital	14,098	13,584
Unearned deferred compensation	(11)	(43)
Retained earnings	41,207	35,684
Less: treasury stock, 4,336,587 and 4,004,277 common shares at cost, and 32,000 preferred shares at cost	(37,082)	(28,813)

Total stockholders’ equity	18,339	20,538

Total liabilities and stockholders’ equity	$55,254	$51,443

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2004	2003	2002
		(In thousands)
		(See Note 3)	(See Note 3)
Cash flows from operating activities:
Net income	$7,646	$6,846	$6,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,102	2,295	2,128
Provision for bad debts	69	108	237
Stock compensation expense	33	33	33
Deferred income taxes	147	802	(227)
Minority Interest	3,719	4,235	2,516
Change in assets and liabilities
providing (using) cash:
Accounts receivable	(2,728)	4,741	(2,454)
Inventories	(2,046)	(1,799)	8,127
Prepaid expenses and other current assets	(590)	65	442
Accounts and commissions payable	1,535	(608)	(1,650)
Income taxes payable	505	(250)	(77)
Accrued expenses	1,422	(1,573)	2,614
Minority interest payable	(153)	—	—

Net cash provided by operating activities	11,977	14,895	17,849

Cash flows from investing activities:
Additions to property and equipment	(195)	(186)	(2,988)

Net cash used in investing activities	(195)	(186)	(2,988)

Cash flows from financing activities:
Proceeds from notes payable	2,100	—	—
Principal payments on notes payable	(1,982)	(950)	(2,146)
Net proceeds from (repayments on) lines of credit	4,125	1,798	(10,396)
Treasury stock purchases	(8,269)	(7,746)	(235)
Distributions to minority interest members	(5,302)	(2,912)	(1,322)
Cash dividends	(2,123)	(1,542)	(1,666)
Proceeds from exercise of employee stock options	514	323	578

Net cash used in financing activities	(10,936)	(11,029)	(15,187)

Net increase (decrease) in cash	846	3,680	(326)
Cash at beginning of year	4,992	1,312	1,638

Cash at end of year	$5,838	$4,992	$1,312

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$777	$896	$1,272
Income taxes	$3,752	$3,435	$2,926

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2004

			SERIES A	ADDITIONAL	UNEARNED
			PREFERRED	PAID-IN	DEFERRED
	COMMON STOCK		STOCK	CAPITAL	COMPENSATION
(In thousands)	Shares	Amount
Balance as of June 30, 2001	9,327	$93	32	$12,683	$(108)
Comprehensive income:
Net income for the twelve months ended June 30, 2002	—	—	—	—	—
Termination of derivative financial instrument	—	—	—	—	—

Total comprehensive income
Deferred compensation earned					32
Treasury stock purchases	—	—	—	—	—
Exercise of employee stock options	64	1		578	—
Cash dividends	—	—	—	—	—

Balance as of June 30, 2002	9,391	94	32	13,261	(76)
Comprehensive income:
Net income for the twelve months ended June 30, 2003	—	—	—	—	—

Total comprehensive income
Deferred compensation earned					33
Treasury stock purchases	—	—	—	—	—
Exercise of employee stock options	35	—		323	—
Cash dividends	—	—	—	—	—

Balance as of June 30, 2003	9,426	94	32	13,584	(43)
Comprehensive income:
Net income for the twelve months ended June 30, 2004	—	—	—	—	—

Total comprehensive income
Deferred compensation earned	—	—	—	—	32
Treasury stock purchases	—	—	—	—	—
Exercise of employee stock options	40	1	—	514	—
Cash dividends	—	—	—	—	—

Balance as of June 30, 2004	9,466	$95	32	$14,098	$(11)

		ACCUMULATED
		OTHER
	RETAINED	COMPREHENSIVE
	EARNINGS	INCOME	TREASURY STOCK
(In thousands)			Shares	Amount	Total
Balance as of June 30, 2001	$25,886	$28	3,461	$(20,832)	$17,782
Comprehensive income:
Net income for the twelve months ended June 30, 2002	6,160	—	—	—	6,160
Termination of derivative financial instrument	0	(28)	—	—	(28)

Total comprehensive income	6,160	(28)			6,132
Deferred compensation earned					32
Treasury stock purchases	0	—	17	(235)	(235)
Exercise of employee stock options	0	—	—	—	579
Cash dividends	(1,666)	—	—	—	(1,666)

Balance as of June 30, 2002	30,380	—	3,478	(21,067)	22,624
Comprehensive income:
Net income for the twelve months ended June 30, 2003	6,846	—	—	—	6,846

Total comprehensive income	6,846	—			6,846
Deferred compensation earned					33
Treasury stock purchases	—	—	558	(7,746)	(7,746)
Exercise of employee stock options	—	—	—	—	323
Cash dividends	(1,542)	—	—	—	(1,542)

Balance as of June 30, 2003	35,684	—	4,036	(28,813)	20,538
Comprehensive income:
Net income for the twelve months ended June 30, 2004	7,646	—	—	—	7,646

Total comprehensive income	7,646				7,646
Deferred compensation earned	—	—	—	—	32
Treasury stock purchases	—	—	332	(8,269)	(8,269)
Exercise of employee stock options	—	—	—	—	515
Cash dividends	(2,123)	—	—	—	(2,123)

Balance as of June 30, 2004	$41,207	—	4,368	$(37,082)	$18,339

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF THE COMPANY

Craftmade International, Inc., a Delaware corporation, is organized into two operating segments: Craftmade International, Inc. (“Craftmade”) and Trade Source International, Inc. (“TSI”). Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. TSI, a wholly-owned subsidiary acquired July 1, 1998, and its two 50% owned limited liability companies, Prime/Home Impressions, LLC (“PHI”) and Design Trends, LLC (“Design Trends”), are principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. Craftmade, TSI, their wholly-owned subsidiaries and 50% owned limited liability companies are collectively referred to as the “Company”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company’s consolidated financial statements include the accounts of all wholly-owned subsidiaries and the accounts of two variable interest entities, PHI and Design Trends, in which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company’s foreign subsidiaries is the United States dollar.

Accounts receivable - Accounts receivable balances represent customer trade receivables generated from the Company’s operations. To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require collateral. The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful account is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted. Receivables are pledged under the Company’s borrowing arrangements.

Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade’s customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2004, Craftmade had no significant concentration of credit risk. As part of its ongoing control procedures, TSI monitors the creditworthiness of its customers thereby mitigating the effect of its concentration of credit risk. All of TSI’s sales are to mass merchandisers with two customers comprising the most significant portion as follows:

	Lowes Companies		Walmart
Fiscal	Percent of	Percent of	Percent of	Percent of
Year	TSI’s Sales	Consolidated Sales	TSI’s Sales	Consolidated Sales
2004	75%	42%	15%	8%
2003	70%	39%	17%	9%
2002	70%	37%	18%	10%

Inventories - The Company’s inventories are primarily comprised of finished goods and are recorded at the lower of cost or market using the average cost method. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred financing costs - Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

Property and equipment - Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, as follows:

Building	40 years
Office furniture and equipment	3 to 7 years

Leasehold improvements are amortized over the life of the lease or its useful life, whichever is shorter.

Depreciation expense for the years ended June 30, 2004, 2003 and 2002 approximated $2,102,000, $2,295,000 and $2,218,000, respectively. Depreciation expense of $1,454,000, $1,636,000 and $1,640,000 was recorded as a reduction of revenue related to display equipment in one of the Company’s customer’s retail stores.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

Impairment of long-lived assets - The Company reviews potential impairments of long-lived assets and certain identifiable intangibles on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and before interest, from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value.

Goodwill - Goodwill relates to Craftmade’s acquisition of TSI in fiscal 1999. The Company assesses the carrying values of goodwill annually or when circumstances dictate that the carrying value might be impaired. The method for determining if impairment has occurred requires estimates of future cash flows and the Company’s weighted average cost of capital. In the event that an impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period.

Product warranties - Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

	Fiscal	Fiscal	Fiscal
Warranty Reserve:	2004	2003	2002
Beginning of year balance	$139	$—	$—
Provision for estimated expenses	1,764	1,748	1,941
Warranty claims paid	(1,673)	(1,609)	(1,941)

End of year balance	$230	$139	$—

Income taxes - The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign investees. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized.

TSI’s 50% owned LLCs operate in the form of partnerships for tax purposes and, consequently, do not file federal income tax returns. Accordingly, the Company recognizes its share of their income and the related tax effects on its provision for income taxes.

Revenue recognition - Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from our warehouse. The Company does not have an obligation or policy of replacing, at no cost, customer products damaged or lost in transit. In some instances, the Company ships product directly from our suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative. The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

In addition to various incentive programs, from time to time the Company is required to provide mark-down funds to certain of its mass retail customers to assist them in clearing slow-moving inventory. These mark-down funds were recorded as a reduction of revenue in the period in which they were granted. In March 2004, the Company began to estimate and record reductions to revenue for these mark-down funds that it records when the revenue is recorded because based on its past practice these mark-down funds were estimable and considered likely to be granted.

Advertising cost - The Company’s advertising expenditures consist primarily of print advertising programs, and are expensed as incurred or used. Advertising expense for the years ended June 30, 2004, 2003 and 2002, was $1,154,000, $1,299,000 and $1,326,000, respectively. Prepaid advertising costs consisting of current catalogs on hand at June 30, 2004 and 2003 were $339,000 and $471,000, respectively and are expensed in relation to use.

Research and development - Research, development and engineering expenditures for the creation and application of new products and processes were approximately $293,000, $167,000 and $219,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Stock-based compensation - The Company follows the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. However, the Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

Had compensation cost for the Company’s stock option plans been determined based on the fair value of the stock options at grant date, in accordance with the provisions of FAS 123, “Accounting for Stock-Based Compensation”, the Company’s net income and diluted earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net income, as reported	$7,646	$6,846	$6,160
Net income, pro forma	7,508	6,689	6,021
Basic earnings per common share, as reported	1.43	1.24	1.04
Basic earnings per common share, pro forma	1.41	1.21	1.01
Diluted earnings per common share, as reported	1.42	1.23	1.03
Diluted earnings per common share, pro forma	1.39	1.20	1.00

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
Expected volatility	50%		50%		50%
Risk-free interest rate	2.9%		3.7%		4.9%
Expected lives	7	years	7	years	7	years
Dividend Yield	1.6%		1.8%		2.1%

The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 with an exercise equal to fair market value on the grant date was $5.06, $5.11 and $5.92, respectively.

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

Segment information - The Company presents two reportable segments, Craftmade and TSI. The Company’s reportable segments have been identified utilizing the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance.

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

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Effects of recent accounting pronouncements - In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104 rescinds the accounting guidance contained in SAB 101 specifically related to multiple elements revenue managements, but leaves the remaining SAB 101 principles largely unchanged. The adoption of SAB 104 did not have an impact on Craftmade’s condensed consolidated results of operations or financial position.

NOTE 3 - ACCOUNTING CHANGES

FIN 46

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

The Company has a 50% ownership interest in two limited liability companies Design Trends and PHI. In connection with the adoption of FIN 46R, the Company concluded that Design Trends and PHI are VIEs and that the Company is the primary beneficiary of each of Design Trends and PHI. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate Design Trends and PHI and restated its previously issued financial statements to reflect Design Trends and PHI as consolidated entities.

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

The following tables present the balance sheets of Design Trends and PHI as of June 30, 2004 and June 30, 2003 and the results of operations for the three years ended June 30, 2004.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2004

				Consolidation and
	Craftmade/	Design	Prime	Elimination
	TSI	Trends	Home	Entries	Consolidated
Total assets	$39,132	$10,954	$3,508	$1,660	$55,254

Total liabilities and minority interests	24,316	8,844	5,318	(1,563)	36,915

Total stockholders’ equity	14,816	2,110	(1,810)	3,223	18,339

Total liabilities and stockholders’ equity	$39,132	$10,954	$3,508	$1,660	$55,254

CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2003

				Consolidation and
	Craftmade/	Design	Prime	Elimination
	TSI	Trends	Home	Entries	Consolidated
Total assets	$43,198	$9,523	$2,364	($3,642)	$51,443

Total liabilities and minority interests	22,463	5,641	1,457	1,344	30,905

Total stockholders’ equity	20,735	3,882	907	(4,986)	20,538

Total liabilities and stockholders’ equity	$43,198	$9,523	$2,364	($3,642)	$51,443

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED
June 30, 2004

				Consolidation and
	Craftmade/	Design	Prime	Elimination
	TSI	Trends	Home	Entries	Consolidated
Net Sales	$75,541	$36,422	$9,275	$0	$121,238
Income before minority interest expense and income taxes	$8,274	$6,830	$801	$0	$15,905
Net income	$3,928	$6,636	$801	($3,719)	$7,646

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED
June 30, 2003

				Consolidation and
	Craftmade/	Design	Prime	Elimination
	TSI	Trends	Home	Entries	Consolidated
Net Sales	$71,817	$29,079	$8,137	$0	$109,033
Income before minority interest expense and income taxes	6,658	5,724	2,857	0	15,239
Net income	$2,610	$5,591	$2,881	($4,236)	$6,846

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED
June 30, 2002

				Consolidation and
	Craftmade/	Design	Prime	Elimination
	TSI	Trends	Home	Entries	Consolidated
Net Sales	$73,510	$25,675	$6,865	$0	$106,050
Income before minority interest expense and income taxes	7,003	3,384	1,724	0	12,111
Net income	$3,643	$3,243	$1,790	($2,516)	$6,160

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104 rescinds the accounting guidance contained in SAB 101 specifically related to multiple element revenue arrangements, but leaves the remaining SAB 101 principles largely unchanged. The adoption of SAB 104 did not have a material impact on Craftmade’s condensed consolidated results of operations or financial position.

NOTE 4 — REVOLVING LINES OF CREDIT AND NOTES PAYABLE

Description	June 30, 2004	June 30, 2003
     On October 27, 2003 the Company renewed its $20,000,000 loan agreement with The Frost National Bank. Borrowings under this agreement are made under a revolving promissory note (the “Craftmade Line of Credit”) and are limited to the lesser of $20,000,000 less the amount outstanding under a separate $2,000,000 revolving promissory note with the bank (“Design Trends Line of Credit”) or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory. The borrowings are collateralized by certain inventory and accounts receivable and bear interest at prime (4.00% at June 30, 2004) less .5% and require the maintenance of a tangible net worth ratio of 2.5 to 1.0. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2005.
	$14,577	$12,000

     On June 14, 2004 the Company entered into a $2,000,000 loan agreement with Frost National Bank. Borrowings under this agreement are made under a promissory note (the “Design Trends Line of Credit”) collateralized by certain inventory and accounts receivable of the Company and 50% or $1,000,000 whichever is less of outstanding borrowings are guaranteed by the other member of Design Trends. The borrowings bear interest at a variable interest rate 3.5% at June 30, 2004 and require the maintenance of working capital of 2 to 1 and tangible net worth of 2.5 to 1. Any borrowings under this agreement will be due on October 31, 2005.
	—	—

     On November 24, 2003 PHI entered into a loan agreement with Wachovia Bank NA. Borrowings under this agreement are made under a $2,100,000 promissory note collateralized by substantially all the assets of PHI. This loan is guaranteed jointly and severally by each of the PHI members. Borrowings under this agreement are payable in quarterly installments of $525,000 plus interest at 1-month LIBOR plus 2.5% beginning on June 15, 2004 until March 15, 2005 when all unpaid principal and interest shall be due and payable. This loan agreement requires the maintenance of certain financial ratios including minimum tangible net worth and funded debt to EBITDA.
	1,575	—

     On April 17, 2002 PHI entered into a $2,000,000 note and security agreement with Wachovia Bank, NA. Borrowings under this agreement are limited to a borrowing base calculated as a percentage of certain eligible accounts receivable and inventory are payable on demand with interest at LIBOR (1.3582% at June 30, 2004) plus 2% payable monthly, collateralized by certain inventory and receivables of the Company and jointly and severally guaranteed by the PHI members. This loan agreement requires, which expires on October 1, 2004, the maintenance of certain financial ratios including the maintenance of minimum tangible net worth and funded debt to EBITDA.
	1,548	—

On April 29, 2002 PHI entered into a three-year $500,000 note and security agreement with Wachovia Bank, NA. Borrowings under this agreement are payable monthly in installments of $13,889 plus interest at LIBOR plus 2.5% collateralized by certain inventory and receivables of the Company.	195	362

On May 9, 2000 the Company entered into a term loan to finance its home office and warehouse with an original principal balance of $9,200,000. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302% with a final balloon payment of $901,045 when the loan matures on January 1, 2008. The loan is collateralized by the building and land with a net book value of approximately $7,743,000 at June 30, 2004.	3,841	5,131

	21,736	17,493
Less lines of credit due on demand	(16,125)	(12,000)
Less amounts due in following year — current	(2,662)	(976)

Non-current	$2,949	$4,517

     Scheduled maturities of notes payable, excluding lines of credit due on demand are as follows (in thousands):

Fiscal Year
2005	$2,662
2006	1,027
2007	1,086
2008	836

$5,611

     The Company was in violation of its negative covenant not to retire or otherwise acquire any of its capital stock contained in the Unconditional Guaranty of the Promissory Note dated as of November 24, 2003 to Prime/Home Impressions, LLC with Wachovia Bank, NA. The Company has obtained a waiver of such violation from Wachovia Bank, NA for the quarters ended December 31, 2003; March 31, 2004; and for the fiscal year ended June 30, 2004 and for the period ending September 15, 2005. Nevertheless the amount outstanding under this note at June 30, 2004, $1,575,000 has been classified as current due to its terms.

     By entering into the Unconditional Guaranty of the Promissory Note dated as of November 24, 2003 to Prime/Home Impressions, LLC with Wachovia Bank, NA, the Company violated its negative covenant not to guarantee debts contained in the Loan Agreement dated as of November 6, 2001 with Frost Bank. The Company has obtained a waiver of such violation from Frost Bank, for the quarters ended December 31, 2003; March 31, 2004; and for the fiscal year ended June 30, 2004 and for the period ending September 15, 2005. Nevertheless the amount outstanding under this note at June 30, 2004, $14,577,000 has been classified as current due to its terms.

     At June 30, 2004 and 2003 the weighted average interest rate on outstanding borrowings under the revolving lines of credit were 4.7% and 5.4%, respectively.

NOTE 5 - INCOME TAXES

Components of the provision for income taxes for the years ended June 30, 2004, 2003 and 2002 consist of the following:

	2004	2003	2002
	(In thousands)
Current expense:
Federal	$3,499	$2,617	$3,300
State	536	487	266
Foreign	358	252	96

Total current expense	$4,393	$3,356	3,662
Total deferred	147	802	(227)

Provision for income taxes	$4,540	$4,158	$3,435

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
Inventories	$433	$452
Accounts receivable reserves	55	56
Accrued customer allowances	172	232
Investment in 50% owned LLCs	577	519
Other	116	64

Total deferred tax assets	1,353	1,323

Depreciation and amortization	(388)	(493)
Foreign taxes	(1,163)	(888)
Other	(7)	—

Total deferred tax liabilities	(1,558)	(1,381)

	$(205)	$(57)

The differences between the Company’s effective tax rate and the federal statutory rate of 34% for the years ended June 30, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(In thousands)
Tax at the statutory corporate rate	$5,416	$5,181	$4,118
Less federal income tax	(1,297)	(1,459)	(868)
Attributable to minority interest
State income taxes, net of federal benefit	343	360	232
Other	78	76	(47)

Provision for income taxes	$4,540	$4,158	$3,435

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock Option Plans

On October 27, 2000, the Company’s stockholders approved the 1999 Stock Option Plan (“1999 Plan”) and 2000 Non-Employee Director Plan (“Non-Employee Plan”), previously adopted by the Board of Directors on October 29, 1999 and February 16, 2000, respectively. The 1999 Plan and Non-Employee Plan allow a maximum of 300,000 and 75,000 shares, respectively, of the Company’s common stock to be issued. Options granted pursuant to the 1999 Plan will be designated as either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Options granted pursuant to the Non-Employee Plan will be designated as NQSOs. The 1999 Plan options vest at a rate of 20% on the grant date and 20% for each successive year. The Non-Employee Plan options vest within six months of the date of grant. Options may be exercised at any time once they become vested, but not more than 10 years from the date of grant.

A summary of options issued under the above agreements is as follows:

	1999 Plan				Non-Employee Plan
		Weighted		Weighted		Weighted		Weighted
		Average	Exercise	Average		Average		Average
		Exercise	Price	Remaining		Exercise	Exercise Price	Remaining
	Shares	Price	Range	Life	Shares	Price	Range	Life
Outstanding at June 30, 2001	190,000	6.75			9,000	7.06
Granted	—	—			4,500	14.85
Exercised	(64,000)	6.75			—	—

Outstanding at June 30, 2002	126,000	$6.75			13,500	$9.66

Granted	—	—			4,500	14.15

Exercised	(33,500)	6.75			—	—

Outstanding at June 30, 2003	92,500	$6.75			18,000	$10.78

Granted	—	—			4,500	25.20
Exercised	(40,500)	6.75			—	—

Outstanding at June 30, 2004	52,000	$6.75	$6.75	6.3	22,500	$13.67	$6.56-$25.20	7.8

Exercisable at June 30, 2004	12,000	$6.75			22,500	$10.78

Deferred compensation expense is recognized in the Company’s results of operations as the options vest.

Treasury Stock Purchases

On December 9, 2003, the Company’s Board of Directors authorized the Company’s management to repurchase up to 500,000 shares of the Company’s outstanding common stock. As of June 30, 2004 the Company had repurchased 331,310 shares at an aggregate cost of $8,269,000 under this program.

Stockholder Rights Plan

On June 23, 1999, the Company declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s common stock. The dividend distribution was made on July 19, 1999 to stockholders of record on that date. The Rights become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces its intent to do so. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock, $1.00 par value per share, at an exercise price of $48. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price, (2) to purchase, at the Right’s then current exercise price, a number of the Company’s common shares having a market value of twice such price, or (3) at the option of the Company, to exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one-half share of common stock (or one-thousandth of a share of the Series A Preferred Stock) per Right. The Rights may be redeemed for $.001 each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 15% or more of the Company’s common stock. The Rights will expire on June 23, 2009.

NOTE 8 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	For the years ended June 30,
	2004	2003	2002
	(In thousands, except per share data)
Basic and diluted EPS:
Numerator: net income	$7,646	$6,846	$6,160
Basic denominator:
Common shares outstanding	5,336	5,512	5,937
Basic EPS:	$1.43	$1.24	1.04

Diluted denominator:
Common shares outstanding	5,336	5,512	5,937
Options	47	56	64

Total shares	5,383	5,568	6,001

Diluted EPS:	$1.42	$1.23	$1.03

NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, receivables, accounts and commissions payable, accrued expenses and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2004 because of their short-term nature, recent renegotiations and/or variable interest rates.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating lease agreements of $264,000, $363,000, and $364,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2004 are as follows (in thousands):

Fiscal Year
2005	$188
2006	118
2007	94
2008	22
2009	16
Total	$438

The Company is a party to a lawsuit alleging patent infringement related to a patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the patent. The jury awarded damages of $143,385, and Lamps Plus filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. The Company and other defendants in the lawsuit intend to appeal the Judgment and Order, and the outcome of the appeal is uncertain, accordingly no accrual for any amount has been made in the Company’s June 30, 2004 consolidated financial statements.

Craftmade has an agreement with Dolan Northwest, LLC (the owner of the 50% of Design Trends) pursuant to which Dolan Northwest is responsible for the judgment rendered in the lawsuit, plus all costs and expenses, including legal fees and court costs, associated with the judgment. Pat Dolan has unconditionally guaranteed the obligations of Dolan Northwest under this agreement.

If the defendants’ appeal is unsuccessful, according to the above mentioned agreement, any damages would be the responsibility of Dolan Northwest, LLC. In the event that both Dolan Northwest and Pat Dolan became insolvent or otherwise unable to meet any such obligation, it could become a liability of Design Trends or Craftmade.

NOTE 11 - 401(k) DEFINED CONTRIBUTION PLAN

The Company has a defined contribution retirement savings plan (the Retirement Plan) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer compensation up to the annual maximum limit prescribed by the Internal Revenue Code. The Company matches half of participant contributions up to 6% of their annual compensation. The Company’s contributions to the Retirement Plan were $90,000, $101,000 and $96,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

NOTE 12 - MAJOR SUPPLIER AND RELATED PARTY

On December 7, 1989, Craftmade and its major Supplier (the “Supplier”) entered into a written agreement, terminable on 180 days prior notice, pursuant to which the Supplier has agreed to manufacture ceiling fans for Craftmade. The Supplier provides substantially all of Craftmade’s ceiling fans and accessories. The Supplier is permitted under the arrangement to manufacture ceiling fans for other distribution provided such ceiling fans are not a replication of the Craftmade series or models.

Fans and accessories manufactured and sold to Craftmade by the Supplier account for approximately 67% 66% and 69% of Craftmade’s purchases (21%, 23%, and 22% of consolidated purchases) during the years ended June 30, 2004, 2003 and 2002, respectively.

The company has a non-interest bearing note receivable from its chief-executive officer for $50,000. Principal payments on the note are being amortized monthly, which will result in the note being paid in full in August 2005.

TSI leased office space from a former director of the company, who was also senior-officer of TSI. This lease was for five months at $7,500 per month of the fiscal year until the office was relocated.

NOTE 13 - SEGMENT INFORMATION

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

The following table presents information about the reportable segments (in thousands):

	Craftmade	TSI	Total
For the year ended June 30, 2004:
Net sales to external customers	$53,526	$67,712	$121,238
Operating profit	9,112	7,570	16,682
Interest expense	708	69	777
Minority interest	—	3,719	3,719
Provision for income taxes	3,019	1,521	4,540
Depreciation	554	94	648
Total assets	29,163	26,091	55,254

For the year ended June 30, 2003:
Net sales to external customers	$49,154	$59,879	$109,033
Operating profit	7,835	8,300	16,135
Interest expense	851	45	896
Minority interest	—	4,235	4,235
Provision for income taxes	2,677	1,481	4,158
Depreciation	570	89	659
Total assets	28,372	23,071	51,443

For the year ended June 30, 2002:
Net sales to external customers	$49,798	$56,252	$106,050
Operating profit	7,582	5,801	13,383
Interest expense	1,112	160	1,272
Minority interest	—	2,516	2,516
Provision for income taxes	2,331	1,104	3,435
Depreciation	474	104	578
Total assets	27,143	25,999	53,142

The following is sales information by geographic area for the years ended June 30, 2004, 2003, and 2002 (in thousands)

	2004	2003	2002
United States	112,894	99,781	102,250
Hong Kong	8,344	9,252	3,800

	121,238	109,033	106,050

Long-lived assets totalled approximately $8,985,000 and $10,893,000 at June 30, 2004 and 2003, respectively. Approximately $0 and $11,000 of the long lived assets at June 30, 2004 and 2003, respectively, are located in Hong Kong.

NOTE 14 - QUARTERLY DATA

The Company’s product sales, particularly ceiling fans, are somewhat seasonal with sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters.

The following table contains information derived from unaudited financial statements of the Company. In the opinion of the Company’s management, the information includes all adjustments necessary for fair presentation of the results. The results of a particular quarter are not necessarily indicative of the results that might be achieved for a full fiscal year.

	Fiscal 2004				Fiscal 2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(In thousands, except per share data)
Statements of income data:
Net Sales	$31,191	$28,947	$28,988	$32,112	$30,177	$24,936	$26,778	$27,142
Gross Profit	10,221	7,643	8,462	9,584	10,072	7,891	8,210	9,221
Operating Profit	5,563	2,556	3,890	4,673	5,234	3,259	3,488	4,154
Net Income	2,369	1,364	1,782	2,131	2,204	1,368	1,356	1,918
Basic EPS	$0.44	$0.25	$0.34	$0.41	$0.38	$0.25	$0.25	$0.36
Diluted EPS	$0.43	$0.25	$0.33	$0.41	$0.38	$0.25	$0.25	$0.36
Basic shares outstanding	5,422	5,437	5,314	5,165	5,796	5,516	5,384	5,353
Diluted shares outstanding	5,481	5,477	5,360	5,207	5,858	5,574	5,436	5,402

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

For each of the three years in the period ended June 30, 2004

		Additions
		(1)	(2)
	Balance at	Charged to	Charged to other			Balance
	beginning of	costs	accounts	Deductions		at end of
Description	period	and expense	(describe)	(describe)		period
Allowance for doubtful accounts for the years ended:
June 30, 2004	$150	$69	$—	$(69	)(a)	$150
June 30, 2003	$150	$108	$—	$(108	)(a)	$150
June 30, 2002	$150	$237	$—	$(237	)(a)	$150

Allowance for inventory obsolescence for the years ended:
June 30, 2004	$1,641	$1,070	$—	$(1,548)	(b)	$1,171
June 30, 2003	$2,241	$1,516	$—	$(2,116)	(b)	$1,641
June 30, 2002	$342	$1,967	$—	$(68)	(b)	$2,241

(a)	Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

(b)	Reduction of the allowance for inventory obsolescence associated with the disposal or sale of certain inventory items.

EXHIBIT INDEX

Exhibit
No.		Description
3.1	-	Certificate of Incorporation of the Company, filed as Exhibit 3 (a) (2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	-	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	-	Amended and Restated Bylaws of the Company, filed as Exhibit 3 (b) (2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	-	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	-	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1	-	Earnest Money contract and Design/Build Agreement dated May 8, 1995, between MEPC Quorum Properties II, Inc. and Craftmade International, Inc. (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	-	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	-	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.4	-	Second Amended and Restated Credit Agreement dated November 14, 1995, among Craftmade International, Inc., Nations Bank of Texas, N.A., as Agent and the Lenders defined therein (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

** 10.5	-	Lease Agreement dated November 30, 1995, between Craftmade International, Inc. and TSI Prime, Inc., previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.6	-	Revolving credit facility with Texas Commerce Bank, previously filed as an exhibit in Form 10K for the year ended June 30, 1996, and herein incorporated by reference.

10.7	-	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

Exhibit
No.		Description
10.8	-	Voting Agreement, dated July 1, 1998, by and among James R. Ridings, Neall Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.9	-	Third Amendment to Credit Agreement, dated July 1, 1998, by and among Craftmade International, Inc., a Delaware corporation, Trade Source International, Inc., a Delaware corporation, Chase Bank of Texas, National Association (formerly named Texas Commerce Bank, National Association) and Frost National Bank (formerly named Overton Bank and Trust), filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.10	-	Consent to Merger by Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

** 10.11	-	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Neall Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

** 10.12	-	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and Leslie Humphrey, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

** 10.13	-	Employment Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc., a Delaware corporation and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.14	-	Registration Rights Agreement, dated July 1, 1998, by and among Craftmade International, Inc., Neall and Leslie Humphrey and John DeBlois, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and herein incorporated by reference.

10.15	-	ISDA Master Agreement and Schedule, dated June 17, 1999, by and among Chase Bank of Texas, National Association, Craftmade International, Inc., Durocraft International, Inc. and Trade Source International, Inc., filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

10.16	-	Confirmation under ISDA Master Agreement, dated July 23, 1999, from Chase Bank of Texas, National Association to Craftmade International, Inc., filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10Q filed November 12, 1999 (File No. 000-26667) and herein incorporated by reference.

10.17	-	Fourth Amendment to Credit Agreement, dated April 2, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc. a Texas corporation, Trade Source International, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.18	-	Letter Agreement Concerning Fifth Amendment to Credit Agreement, dated August 11, 1999, from Chase Bank of Texas, N.A. and Frost National Bank to Craftmade International, Inc., Durocraft International Inc., Trade Source International, Inc., and C/D/R Incorporated, filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

10.19	-	Sixth Amendment to Credit Agreement, dated November 12, 1999, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 000-26667) and herein incorporated by reference.

Exhibit
No.		Description
** 10.20	-	Employment Agreement dated October 25, 1999, between Kathy Oher and Craftmade International, Inc., filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

10.21	-	Seventh Amendment to Credit Agreement dated May 12, 2000, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, C/D/R Incorporated, a Delaware corporation, Chase Bank of Texas, National Association and Frost National Bank, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed September 26, 2000 (File No. 000-26667) and herein incorporated by reference.

** 10.22	-	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

** 10.23	-	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.24	-	Eighth Amendment to Credit Agreement dated February 12, 2001, by and among Craftmade International, Inc., a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2001 (File No. 000-2667) and herein incorporated by reference.

10.25	-	Ninth Amendment to Credit Agreement dated June 29, 2001, by and among Craftmade International, Inc. a Delaware corporation, Durocraft International, Inc., a Texas corporation, Trade Source International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, C/D/R Incorporated, a Delaware corporation, The Chase Manhattan Bank and The Frost National Bank, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed September 26, 2001 (File No. 000-26667) and herein incorporated by reference.

10.26	-	Loan Agreement dated November 6, 2001, by and between Craftmade International, Inc., a Delaware Corporation, and The Frost National Bank, a national banking association, filed as Exhibit (0.26 to the Company’s quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.27	-	Termination Agreement dated November 16, 2001, by and between Craftmade International, Inc., a Delaware corporation, and JP Morgan Chase Bank, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-26667) and herein incorporated by reference.

10.28	-	Modification, Renewal and Extension Agreement dated October 27, 2003, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation, filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed November 14, 2003 (File No. 000-26667) and herein incorporated by reference.

10.29	-	Note and Security Agreement dated November 24, 2003 by Prime/Home Impressions LLC, a North Carolina limited liability company, to Wachovia Bank, N.A., with Security Agreement of Prime/Home Impressions, LLC, and Guaranty Agreement of Craftmade International, Inc., filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

10.30	-	Agreement regarding Lamps Plus, Inc. Litigation, entered into on December 31, 2003 and effective February 21, 2003, by and among Craftmade International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, Dolan Northwest, LLC, an Oregon limited liability company and Patrick S. Dolan, filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

*10.31	-	Business Loan Agreement dated June 14, 2004, by and between The Frost National Bank, a national banking association, and Design Trends, LLC, a Delaware limited liability company.

*10.32	-	Second Amendment to Loan Agreement dated June 14, 2004, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation.

* 21	-	Subsidiaries of the Registrant.

* 31.1	-	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	-	Certification of Kathleen B. Oher, Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	-	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	-	Certification of Kathleen B. Oher, Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     * Filed herewith (unless otherwise indicated, exhibits are previously filed).

     ** A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.