Form 10-Q
period 2004-09-30
CRAFTMADE INTERNATIONAL INC
filed 2004-11-09
CIK 856250

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission File Number 000-26667

CRAFTMADE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2057054

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 South Royal Lane, Suite 100, Coppell, Texas (Address of principal executive offices)	75019 (Zip Code)

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
Yes [x]. No [  ].

5,080,115 shares of Common Stock were outstanding as of October 27, 2004.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	FOR THE THREE MONTHS ENDED
	September 30,	September 30,
	2004	2003
	(In thousands except per share data)
Net Sales	$29,025	$31,191
Cost of goods sold	20,505	20,970

Gross profit	8,520	10,221

Selling, general and administrative expenses	5,409	4,505
Interest expense, net	230	193
Depreciation and amortization	147	154

Total expenses	5,786	4,852

Income before income taxes and minority interests	2,734	5,369
Minority interests	566	1,646

Income before income taxes	2,168	3,723
Provision for income taxes	770	1,353

Net income	$1,398	$2,370

Basic earnings per common share	$0.27	$0.44

Diluted earnings per common share	$0.27	$0.43

Cash dividends declared per common share	$0.10	$0.07

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2004	2004
	(Unaudited)
	(In thousands except share data)
Current assets:
Cash	$7,995	$5,838
Accounts receivable - net of allowance for doubtful accounts of $150 and $150 respectively	19,990	19,242
Inventory	15,682	15,172
Deferred income taxes	9	9
Prepaid expenses and other current assets	790	1,193

Total current assets	44,466	41,454

Property and equipment, net
Land	1,535	1,535
Building	7,784	7,784
Office furniture and equipment	9,029	9,013
Leasehold improvements	279	279

	18,627	18,611
Less: accumulated depreciation	(9,842)	(9,626)

Total property and equipment, net	8,785	8,985

Goodwill, net of accumulated amortization of $1,204 and $1,204 respectively	4,735	4,735
Other assets	72	80

Total other assets	4,807	4,815

Total assets	$58,058	$55,254

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2004	2004
	(Unaudited)
	(In thousands except share data)
Current liabilities:
Note payable - current	$2,135	$2,662
Revolving lines of credit	15,809	16,125
Accounts payable	9,075	6,186
Commissions payable	225	289
Income taxes payable	1,673	1,112
Accrued customer allowances	4,631	4,320
Other accrued expenses	1,093	1,074

Total current liabilities	34,641	31,768
Other non-current liabilities:
Note payable — long term	2,686	2,949
Deferred income taxes	214	214

Total liabilities	37,541	34,931

Minority interests	2,257	1,984
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $.01 par value, 15,000,000 shares authorized, 9,466,535 and 9,465,535 shares issued, respectively	95	95
Additional paid-in capital	14,108	14,098
Unearned deferred compensation	(3)	(11)
Retained earnings	42,104	41,207
Less: treasury stock, 4,386,920 and 4,336,587 common shares at cost, and 32,000 preferred shares at cost	(38,076)	(37,082)

Total stockholders’ equity	18,260	18,339

Total liabilities and stockholders’ equity	$58,058	$55,254

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED
	September	September
	30, 2004	30, 2003
	(In thousands)
Net cash provided by operating activities:	$5,057	$6,759

Cash flows from investing activities:
Net additions to property and equipment	(17)	(32)

Net cash used in investing activities	(17)	(32)

Cash flows from financing activities:
Net proceeds from (payments to) lines of credit	(316)	(4,500)
Principal payments on notes payable	(789)	(238)
Treasury stock repurchases	(993)	—
Stock options exercised	10	44
Cash dividends	(502)	(552)
Distributions to minority interest members	(293)	(1,980)

Net cash used in financing activities	(2,883)	(7,226)

Net (decrease) increase in cash	2,157	(499)
Cash at beginning of period	5,838	4,992

Cash at end of period	$7,995	$4,493

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

SEPTEMBER 30, 2004 (Unaudited)

Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. As further discussed in footnote 3, the Company adopted new accounting guidance that required the consolidation of Design Trends and PHI. The Company adopted this guidance as of January 1, 2004 and retroactively applied it to its previously issued financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. All financial information is in thousands (000’s) except share data.

Stock-based compensation

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value of the stock options at grant date, in accordance with the provisions of FAS 123, “Accounting for Stock-Based Compensation”, the Company’s net income and diluted earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	FOR THE THREE MONTHS ENDED
	September 30,	September 30,
	2004	2003
	(In thousands except per share data)
Net income, as reported	$1,398	$2,370
Net income, proforma	1,367	2,338
Basic earnings per share, as reported	$0.27	$0.44
Basic earnings per share, pro forma	0.27	0.43
Diluted earnings per share, as reported	0.27	0.43
Diluted earnings per share, pro forma	0.27	0.43

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

September 30, 2004
(Unaudited)
(In Thousands)

Note 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	FOR THE THREE MONTHS ENDED
	September	September
	30, 2004	30, 2003
	(In thousands except per share data)
Basic and Diluted EPS
Numerator:
Net Income	$1,398	$2,370

Denominator:
Common Shares Outstanding	5,084	5,422

Basic EPS	$0.27	$0.44

Denominator:
Common Shares Outstanding	5,084	5,422
Options	40	59

Total Shares	5,124	5,481

Diluted EPS	$0.27	$0.43

NOTE 3 - SEGMENT INFORMATION

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

The following table presents information about the reportable segments (in thousands):

	Craftmade	TSI	Total
For the three months ended September 30, 2004
Net sales	$14,600	$14,425	$29,025
Operating profit (loss)	1,712	1,252	2,964
For the three months ended September 30, 2003
Net sales	$14,312	$16,879	$31,191
Operating profit (loss)	2,740	2,822	5,562

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is a party to a lawsuit alleging patent infringement related to a patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the patent. The jury awarded damages of $143,385, and Lamps Plus filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. The Company and other defendants in the lawsuit intend to appeal the Judgment and Order, and the outcome of the appeal is uncertain, accordingly no accrual for any amount has been made in the Company’s September 30, 2004 consolidated financial statements.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the dependency of Trade Source International, Inc. (“TSI”), Design Trends, LLC (“Design Trends”) and Prime/Home Impression, LLC (“PHI”) on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company’s primary vendors) and changes in the foreign currency exchange rate between the U.S. and Taiwan dollar, declining conditions in the home construction industry, inability to realize deferred tax assets, labor strikes, lockouts, and other labor slow downs, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion, as well as other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. Since the Act was enacted in October, any effects from the law itself would not be reflected in the Company’s income tax provision until the 4th quarter. Management is currently evaluating what, if any, effects the Act may have on the Company.

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

The Company has a 50% ownership interest in two limited liability companies, Design Trends and PHI. In connection with the adoption of FIN 46R, the Company concluded that Design Trends and PHI are VIEs and that the Company is the primary beneficiary of each of Design Trends and PHI. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate Design Trends and PHI.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales. Net sales for the Company declined $2,166,000 or 6.9% to $29,025,000 for the three month period ended September 30, 2004 compared to $31,191,000 for the same three month period last year.

Net sales from the Craftmade segment increased $288,000, or 2.0%, to $14,600,000 for the three months ended September 30, 2004 from $14,312,000 for the same three month period last year. The increase in sales of the Craftmade segment was primarily related to an increase in outdoor lighting sales, and an increase in sales of the builder’s model fan series.

Net sales of the TSI segment declined $2,454,000, or 14.5% to $14,425,000 for the three months ended September 30, 2004 from $16,879,000 for the same three-month period last year. The decline was due to a $3,973,000 decline in Design Trends’ sales, partially offset by a net increase in sales of the remaining divisions of the TSI segment.

Design Trends sales decline was primarily due to changes in the buying pattern of its largest mass retail customer. Management believes the changes are related to the retailer’s sales forecasts, targeted levels of replenishment inventory, targeted inventory turns, and other factors that are within the realm of the retailer’s control. Craftmade’s management receives feedback from the retailer primarily at the time of the retailer’s annual line review, in connection with the semi-annual reset of its lighting program. Based on the most recent annual line review, management believes that the retailer remains committed to the lighting program with Design Trends. However, lower average unit retail prices went into effect in June 2004 in Design Trends’ portable lamp program with its largest customer. Based on sales results in the fiscal first quarter, management anticipates that Design Trends’ sales will continue to decline for the remainder of the fiscal year compared to the same period in the previous year.

At the time of the fiscal 2003 lighting reset, which occurred in the June 2003 to August 2003 timeframe, the Design Trends program was in the majority of the locations of its largest mass retail customer, which amounted to approximately 900 stores. During fiscal 2004, the customer opened 130 new stores into which Design Trends rolled out its lighting program. As of the fiscal 2004 reset, the retailer was operating approximately 1,030 stores, and the Design Trends lighting program was rolled out to 922 of those stores in the June 2004 to August 2004 timeframe, for a net increase of approximately 12 stores in fiscal 2004. Going forward, management anticipates Design Trends will obtain product placements in approximately 90% of the new stores the retailer opens.

Gross Profit. Gross profit of the Company as a percentage of sales declined to 29.4% for the three months ended September 30, 2004, compared to 32.8% for the same period of 2003. The gross profit percentage of the Craftmade segment declined to 38.6% of net sales compared to 40.8% of net sales in the year ago period. The decline in the gross margin of the Craftmade segment was partially due to an increase in outbound freight as a percentage of net sales. Outbound freight increased to 7.4% of sales for the three month period ended September 30, 2004, compared to 6.2% in the year ago period. The decline in the gross profit margin was also the result of increased product costs due to a weaker U.S. dollar compared to the Taiwan dollar. In addition, gross profit margins were impacted by a change in sales mix, with a greater portion of sales being driven by Craftmade’s builders’ model ceiling fans, which carry a lower gross profit percentage than the overall product mix. The Company anticipates that margins for remainder of fiscal 2005 for the Craftmade division will remain approximately the same as in the fiscal first quarter.

The gross profit percentage of the TSI segment declined to 20.0% of sales for the three months ended September 30, 2004 compared to 26.0% of sales in the year ago period. The decline was due to (i) an increase in vendor program accruals as a percentage of gross sales to 13.5% from 11.9% in the prior year period (ii) the implementation of a markdown accrual on sales to TSI’s largest mass retail customer of 3.0% of gross sales from 0.0% in the prior year period and (iii) an increase in outbound freight cost to 2.0% of gross sales from 0.8% in the prior year period. For the remainder of fiscal 2005, gross profit as a percentage of sales is expected to improve slightly compared to the first quarter results. The anticipated improvement for the TSI segment is based on expectations of a change in sales mix, with a greater portion of sales being generated by higher margin customers.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $904,000 to $5,409,000 or 18.6% of net sales for the three months ended September 30, 2004 from $4,505,000 or 14.4% of net sales for the same three month period last year. Total SG&A expenses of the Craftmade segment increased $828,000 to $3,787,000 or 25.9% of sales compared to $2,959,000 or 20.7% of sales for the same period in the previous fiscal year. The increase in SG&A expenses of the Craftmade segment was partially related to an increase in advertising costs of approximately $250,000, and an increase in salaries and benefits of approximately $100,000. The remainder of the increase was primarily due to an increase in costs incurred with respect to the Company’s independent auditors, outside legal counsel, management consultants and contract labor. These increased costs were incurred in order to address internal controls issues and the continuing evaluation by the Company’s management and independent auditors of the proper interpretation of FIN46 with respect to the Company’s 50% owned subsidiaries. Total SG&A expenses of the TSI segment increased $78,000 to $1,622,000 or 11.2% of sales compared to $1,544,000 or 9.2% of sales for the same period in the previous year. The increase in SG&A expenses of the TSI segment was primarily the result of a larger portion of the Company’s fixed and variable overhead being allocated to the TSI division as its operations represent a larger portion of the Company’s infrastructure, including use of a larger portion of the Company’s office and warehouse space, human resources and financial capital.

Interest Expense. Net interest expense of the Company increased $37,000 to $230,000 for the three months ended September 30, 2004 from $193,000 for the three-month period ended September 30, 2003. The average outstanding balance on the Company’s lines of credit was higher in the fiscal first quarter compared to the prior year period, and interest rates on its lines of credit in effect during the period were higher than in the prior year period. The balance on the Company’s revolving lines of credit increased partially as a result of PHI’s borrowings to finance the rollout of its lamp parts program in fiscal 2004. In addition, borrowings on the Company’s revolving lines of credit increased as a result of an increase in the company’s accounts receivable due to a change in its accounts receivable payment terms with its largest mass retail customer to 60 days from a previous range of 30 to 45 days. The outstanding balance on the Company’s facility note was lower than in the prior year period, and the interest rate on the facility note remained unchanged compared to the prior year period.

Minority Interests. As a result of a decline in income generated by the Company’s 50% owned subsidiaries, minority interests decreased $1,080,000 to $566,000 for the fiscal first quarter from $1,646,000 for the same period in the previous year. The decline was primarily related to the decline in sales and gross profit of Design Trends, as discussed above.

Provision For Income Taxes. The provision for income tax was $770,000 or 35.5% of income for the three months ended September 30, 2004, compared to $1,353,000 or 36.3% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash increased $2,157,000 from $5,838,000 at June 30, 2004 to $7,995,000 at September 30, 2004. The Company’s operating activities provided cash of $5,057,000, which was primarily attributable to income from operations before minority interest expense.

The $17,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of purchases of computer equipment and office furniture.

Cash used in financing activities of $2,883,000 was primarily the result of (i) repurchases of the Company’s outstanding common stock of $993,000, (ii) distributions to minority interest members of $293,000, (iii) cash dividends of $502,000, (iv) principal payments on the Company’s notes payable of $789,000, and (v) net payments on the Company’s revolving lines of credit of $316,000. These amounts were partially offset by proceeds from stock options exercised of $10,000.

The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments, and any future dividend payments, as well as fund its projected growth over the next twelve months. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its existing lines of credit.

Management anticipates that future cash flows will be used primarily to retire existing debt and to repurchase Company common stock. On December 9, 2003, the Company’s Board of Directors authorized the Company’s management to repurchase up to 500,000 shares of the Company’s outstanding common stock. As of September 30, 2004, the Company had repurchased 381,643 shares at an aggregate cost of $9,263,000 under this program. The average price paid per share repurchased was $24.27.

At September 30, 2004, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”), of which $14,261,000 had been utilized. The Frost line of credit is due on demand; however if no demand is made, it is scheduled to mature on October 31, 2005.

At September 30, 2004, Design Trends had a $2,000,000 loan agreement with Frost, of which none had been utilized. Design Trends can borrow under this loan subject to continued compliance with certain covenants.

One of the Company’s 50%-owned subsidiaries, PHI, has a $2,000,000 line of credit (the “$2 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the Monthly LIBOR index plus 2%, which expires October 15, 2005. There was an outstanding balance of $1,548,000 on the $2 Million Line of Credit at September 30, 2004. PHI has a $500,000 three-year note payable to Wachovia (the “$500,000 Note”) maturing on July 29, 2005, of which $153,000 was outstanding at September 30, 2004. The $500,000 Note bears interest at a rate equal to 1-month LIBOR plus 2.5%. In addition, on November 24, 2003, PHI entered into a loan agreement with Wachovia (the “$2.1 Million Note”) whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. The $2.1 Million Note bears interest at a rate equal to the 1-month LIBOR plus 2.5%. At September 30, 2004, there was a $1,050,000 balance outstanding under the $2.1 million Note, which is scheduled to mature on March 15, 2005. The PHI members agreed to be guarantors of the $2 Million Line of Credit, the $500,000 Note and the $2.1 Million Note for business purposes, in order to induce the lender to provide these loans to PHI.

At September 30, 2004, $3,618,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

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

Management does not anticipate that the covenants and restrictions of its lines of credit and loan agreements will limit the Company’s growth potential.

During fiscal year 2004, the Company extended its accounts receivable payment terms with its largest mass retail customer to 60 days from a previous range of 30 to 45 days. The Company does not anticipate that this will have a material impact on the availability of future cash collections to meet the Company’s expected future cash obligations.

TSI maintained inventory levels of $4,963,000 at September 30, 2004. TSI’s sales are highly concentrated with one mass retail customer. Should the revenues generated by TSI from its programs with this customer be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a “forward looking statement.” See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement.

At September 30, 2004, the Company had a $20,000,000 line of credit with The Frost National Bank (the “Craftmade Line of Credit”) at an interest rate of prime (4.75% at September 30, 2004) less .5%, of which $14,261,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2005.

At September 30, 2004, PHI had a $2 Million Line of Credit with Wachovia at an interest rate equal to the one-month LIBOR plus 2%. At September 30, 2004, the one-month LIBOR rate was equal to 1.84%. There was a $1,548,000 outstanding balance on the line of credit at September 30, 2004. The $2 Million Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 15, 2005.

PHI has a $500,000 note payable to Wachovia maturing on July 29, 2005, of which $153,000 was outstanding at September 30, 2004. The note bears interest at a rate equal to the Monthly LIBOR Index plus 2.5%. In addition, on November 24, 2003, PHI entered into the $2.1 million Note with Wachovia whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. At September 30, 2004, there was a $1,050,000 balance outstanding under the $2.1 Million

Note, which is scheduled to mature on March 15, 2005.

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

Under the Craftmade Line of Credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $143,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $713,000.

Under the PHI Lines of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $17,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $85,000.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade segment from Fanthing, a Taiwanese company. The Company’s verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwanese dollar by one Taiwanese dollar or more, Fanthing’s prices will be accordingly adjusted by 2.5%. As of September 30, 2004 one U.S. dollar equaled $33.99 Taiwanese dollars. A sharp appreciation of the Taiwanese dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended September 30, 2004, the Company purchased approximately $4,572,000 of products from Fanthing. Under the Company’s understanding with Fanthing, each $1 incremental appreciation of the Taiwanese dollar would result in an estimated annualized net increase in cost of goods sold of approximately $457,000, based on the Company’s purchases during the fiscal quarter ended September 30, 2004, (on an annualized basis). A $5 incremental appreciation of the Taiwanese dollar would result in an estimated annualized increase in cost of goods sold of approximately $2,286,000, based on the Company’s purchases during the fiscal quarter ended September 30, 2004(on an annualized basis). A $10 incremental appreciation of the Taiwanese dollar would result in an increase of approximately $4,572,000 on an annualized basis, based on the Company’s purchases during the fiscal quarter ended September 30, 2004(on an annualized basis). These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Fanthing for the fiscal quarter ended September 30, 2004. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not designed nor were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on the identified material weakness in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Change in Internal Control over Financial Reporting

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2004, PricewaterhouseCoopers, LLP (“PwC”), the Company’s registered independent public accounting firm, informed the Company’s Audit Committee that it believed that the personnel and management of the Company who perform its accounting and financial reporting functions were not sufficiently expert in U.S. GAAP and the requirements of the SEC and the Public Company Accounting Oversight Board, and this lack of expertise represented a material weakness (as defined under standards established by the American Institute of Certified Public Accountants (“AICPA”)) in the operation of internal control over financial reporting.

In response to the foregoing material weakness, management of the Company, with the guidance of the Company’s Audit Committee has been engaged in remediation efforts to ensure that the preparation of the Company’s consolidated financial statements, including the process to review and analyze elements of the Company’s financial statement close process, is in accordance with U.S. GAAP. In addition, the plan will ensure that the personnel involved in this process have available to them the relevant information about U.S. GAAP, SEC financial reporting requirements, and the requirements of the Public Company Accounting Oversight Board necessary for them to be able to prepare the Company’s financial statements.

Pursuant to the remediation efforts described above, the Company recently hired a Chief Accounting Officer (the “CAO”) and accepted the resignation of its Chief Financial Officer, which management of the Company believes are steps necessary to remedy the material weakness. The CAO has over ten years of public company accounting experience with a national accounting firm and has also served as the Chief Financial Officer of a privately held company. The Board of Directors of the Company has appointed the Company’s Executive Vice President to serve as the Company’s interim Chief Financial Officer.

The CAO and senior Company finance and accounting staff responsible for the preparation of U.S. GAAP financial reports and SEC disclosures will be increasing their level of attendance at targeted U.S. GAAP and SEC reporting courses. The Company plans to subscribe during the second quarter of fiscal year 2005 to additional information networks that provide publications and updates of SEC and U.S. GAAP releases and rule changes and of information about the requirements of the Public Company Accounting Oversight Board. In addition, the Company is continuing to implement additional internal controls remediation efforts prior to the 2005 audit. To assist it with the testing of the Company’s internal controls to ensure they are operating effectively, the Company intends to engage an outside internal control consultant in the second quarter of fiscal year 2005.

Until management of the Company is satisfied that it has addressed its need for sufficient expertise in preparing financial statements required in its filings under the securities laws, the Company will seek to mitigate this weakness by conferring with its outside accounting advisers with respect to the technical requirements applicable to the Company’s financial statements.

The implementation of the plan described above is among the Company’s highest priorities. The Company’s Board of Directors, in coordination with the Company’s Audit Committee, will continually assess the progress and sufficiency of the plan and make adjustments as and when necessary. As of the date of this report, management of the Company believes that the plan, when completely implemented prior to June 30, 2005, will eliminate the material weakness in internal accounting control as described above. However, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

On November 3, 2003, the lawsuit went to trial and on November 20, 2003, the jury found that the Craftmade Parties directly and indirectly infringed the utility patent with four of the five lamp models, and that their infringement was willful. The jury found that the Craftmade Parties did not infringe the design patent for any of the five accused lamp models. The jury further found that neither patent was invalid or unenforceable, and awarded damages against Dolan, Design Trends L.L.C., and Craftmade International, Inc., jointly and severally, in the amount of $143,385.00. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. Dolan, Design Trends, and Craftmade have been enjoined from selling infringing lamps including 4 of the 5 models at issue in the case. Management believes that the exclusion of these lamp models would not have a material adverse effect on the business of the Company. The outcome of this litigation is uncertain. Dolan, Design Trends, and Craftmade intend to appeal the Judgment and Order.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total
			Number of	(d) Maximum
		(b)	Shares (or	Number (or
		Average	Units)	Approximate
		Price	Purchased as	Dollar Value) of
	(a) Total	Paid	Part of	Shares (or Units)
	Number of	per	Publicly	that May Yet Be
	Shares (or	Share	Announced	Purchased Under
	Units	(or	Plans or	the Plans or
Period	Purchased)	Unit)	Programs	Programs
July 1, 2004 to July 31, 2004	50,333	$19.74	50,333	118,357
August 1, 2004 to August 31, 2004	—	—	—	118,357
September 1, 2004 to September 30, 2004	—	—	—	118,357

Total	50,333		50,333

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

Item 3. Defaults Upon Senior Securities.

     not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     not applicable

Item 5. Other Information

     not applicable

Item 6. Exhibits

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

10.29	Agreement regarding Lamps Plus, Inc. Litigation, entered into on December 31, 2003 and effective February 21, 2003, by and among Craftmade International, Inc., a Delaware corporation, Design Trends, LLC, a Delaware limited liability company, Dolan Northwest, LLC, an Oregon limited liability company and Patrick S. Dolan, filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

10.30	Business Loan Agreement dated June 14, 2004, by and between The Frost National Bank, a national banking association, and Design Trends, LLC, a Delaware limited liability company filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed September 28, 2004 (File No. 000-26667) and herein incorporated by reference.

10.31	Second Amendment to Loan Agreement dated June 14, 2004, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed September 28, 2004 (File No. 000-26667) and herein incorporated by reference.

*31.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Brad D. Heimann, Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Brad D. Heimann, Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date November 9, 2004	/s/ James R. Ridings

JAMES R. RIDINGS
President and Chief
Executive Officer

Date November 9, 2004	/s/ Brad D. Heimann

BRAD D. HEIMANN
Executive Vice President and Interim Chief Financial Officer

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

10.29	Agreement Regarding Lamps Plus, Inc. Litigation, entered into on December 31, 2003 and effective February 21, 2003, by and among Craftmade International, Inc., a Delaware Corporation, Design Trends, LLC, a Delaware limited liability company, Dolan Northwest, LLC, an Oregon limited liability company and Patrick S. Dolan, filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2004 (File No. 000-26667) and herein incorporated by reference.

10.30	Business Loan Agreement dated June 14, 2004, by and between The Frost National Bank, a national banking association, and Design Trends, LLC, a Delaware limited liability company filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed September 28, 2004 (File No. 000-26667) and herein incorporated by reference.

10.31	Second Amendment to Loan Agreement dated June 14, 2004, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed September 28, 2004 (File No. 000-26667) and herein incorporated by reference.

*31.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Brad D. Heimann, Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Brad D. Heimann, Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.