Form 10-Q
period 2004-12-31
CRAFTMADE INTERNATIONAL INC
filed 2005-02-09
CIK 856250

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes ☑ No ☐

4,995,615 shares of Common Stock were outstanding as of January 31, 2005.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Net sales	$28,349	$28,948	$57,374	$60,138
Cost of goods sold	19,537	21,305	40,042	42,275

Gross profit	8,812	7,643	17,332	17,863

Gross margin	31.1%	26.4%	30.2%	29.7%

Selling, general and administrative expenses	4,496	4,936	9,905	9,441
Interest expense, net	240	146	470	339
Depreciation and amortization	141	151	288	305

Total expenses	4,877	5,233	10,663	10,085

Income before income taxes and minority interests	3,935	2,410	6,669	7,778
Minority interests	995	274	1,561	1,921

Income before income taxes	2,940	2,136	5,108	5,857
Provision for income taxes	1,068	772	1,838	2,125

Net income	$1,872	$1,364	$3,270	$3,732

Basic earnings per common share	$0.37	$0.25	$0.65	$0.69

Diluted earnings per common share	$0.37	$0.25	$0.64	$0.68

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,	June 30,
	2004	2004
	(Unaudited)
Current assets
Cash	$7,337	$5,838
Accounts receivable - net of allowance of $170 and $150, respectively	19,650	19,242
Inventory	15,985	15,172
Deferred income taxes	—	9
Prepaid expenses and other current assets	550	1,193

Total current assets	43,522	41,454

Property and equipment
Land	1,535	1,535
Building	7,784	7,784
Office furniture and equipment	9,034	9,013
Leasehold improvements	279	279

	18,632	18,611
Less:accumulated depreciation	(9,983)	(9,626)

Total property and equipment, net	8,649	8,985

Other assets
Goodwill net of accumulated amortization of $1,204 in each period presented	4,735	4,735
Other assets	75	80

Total other assets	4,810	4,815

Total assets	$56,981	$55,254

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2004	2004
	(Unaudited)
Current liabilities
Note payable - current	$1,588	$2,662
Revolving line of credit	17,087	16,125
Accounts payable	8,023	6,186
Commissions payable	184	289
Income taxes payable	841	1,112
Current deferred income taxes	226	—
Accrued customer allowances	4,736	4,320
Other accrued expenses	993	1,074

Total current liabilities	33,678	31,768

Other non-current liabilities
Note payable - long term	2,438	2,949
Deferred income taxes	214	214

Total other non-current liabilities	2,652	3,163

Total liabilities	36,330	34,931

Minority interests	2,803	1,984

Commitments and contingencies (Note 7)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,489,535 and 9,465,535 shares issued, respectively	95	95
Additional paid-in capital	14,261	14,098
Unearned deferred compensation	—	(11)
Retained earnings	43,467	41,207
Less: treasury stock, 4,499,920 and 4,336,587 common shares at cost, and 32,000 preferred shares at cost	(40,007)	(37,082)

Total stockholders’ equity	17,848	18,339

Total liabilities and stockholders’ equity	$56,981	$55,254

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share amounts)
(Unaudited)

	FOR THE SIX MONTHS ENDED
	December 31,	December 31,
	2004	2003
Net cash provided by operating activities	$6,665	$4,348

Cash flows from investing activities
Net additions to property and equipment	(22)	(79)
Net additions to other intangibles	(10)	—

Net cash used in investing activities	(32)	(79)

Cash flows from financing activities
Net proceeds from (payments on) lines of credit	962	(1,597)
Principal payments on notes payable	(1,583)	(479)
Treasury stock repurchases	(2,925)	(916)
Stock options exercised	164	256
Cash dividends	(1,010)	(1,112)
Distributions to minority interest members	(742)	(2,903)

Net cash used in financing activities	(5,134)	(6,751)

Net increase/(decrease) in cash	1,499	(2,482)
Cash at beginning of period	5,838	4,992

Cash at end of period	$7,337	$2,510

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004

Note 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the SEC on September 28, 2004. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 2 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from our warehouse. The Company does not have an obligation or policy of replacing, at no cost, customer products damaged or lost in transit. In some instances, the Company ships product directly from our suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative. The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004

In addition to various incentive programs, from time to time the Company has historically provided mark-down funds to certain of it mass retail customers to assist them in clearing slow-moving inventory.

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

The Company has a 50% ownership interest in two limited liability companies, Design Trends and PHI. In connection with the adoption of FIN 46R, the Company concluded that Design Trends and PHI are VIEs and that the Company is the primary beneficiary of each of Design Trends and PHI. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate Design Trends and PHI and retroactively applied to previously issued financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004

Note 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

	(In thousands except per sharedata)
Basic and diluted earnings per share:
Numerator
Net income	$1,872	$1,364	$3,270	$3,732
Denominator for basic EPS
Common shares outstanding	5,034	5,437	5,059	5,430

Denominator for diluted EPS
Common shares outstanding	5,034	5,437	5,059	5,430
Stock options	23	40	32	50

Potentially dilutive common shares	5,057	5,477	5,091	5,480

Basic earnings per share	$0.37	$0.25	$0.65	$0.69

Diluted earnings per share	$0.37	$0.25	$0.64	$0.68

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004

Note 4 - STOCK-BASED COMPENSATION

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value of the stock options at grant date, in accordance with the provisions of FAS 123, “Accounting for Stock-Based Compensation”, the Company’s net income and diluted earnings per common share would have been adjusted to the pro forma amounts indicated:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

	(In thousands except per share data)
Net income, as reported	$1,872	$1,364	$3,270	$3,732
Compensation expense, proforma	(10)	(31)	(41)	(62)

Net income, proforma	$1,862	$1,333	$3,229	$3,670

Basic earnings per share, as reported	$0.37	$0.25	$0.65	$0.69
Basic earnings per share, proforma	0.37	0.25	0.64	0.68

Diluted earnings per share, as reported	$0.37	$0.25	$0.64	$0.68
Diluted earnings per share, proforma	0.37	0.24	0.63	0.67

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004

Note 5 - SEGMENT INFORMATION

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

The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting, outdoor lighting, and lamps offered primarily through lighting showrooms and selected electrical distributors. The TSI segment derives its revenue from indoor lighting, including portable table lamps, floor lamps, ceiling mount lighting fixtures, bath-strip lighting, and outdoor lighting marketed solely to mass merchandisers.

The following table presents information about the reportable segments (in thousands):

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

	(In thousands except per share data)
Net sales
Craftmade	$12,268	$12,546	$26,868	$26,858
TSI	16,081	16,402	30,506	33,280

Total	$28,349	$28,948	$57,374	$60,138

Income before minority interests and income taxes
Craftmade	$1,592	$1,930	$3,107	$4,486
TSI	2,343	480	3,562	3,292

Total	$3,935	$2,410	$6,669	$7,778

Note 6 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company entered into a non-binding letter of intent to purchase all of the issued and outstanding capital stock of Bill Teiber Co., Inc., a Texas corporation doing business as Teiber Lighting Products. Teiber was established in 1968 as an importer and distributor of decorative light bulbs. Today, Teiber distributes over 3,000 different light bulbs and complementary lighting products as well as an extensive line of door chimes and pushbuttons from its three distribution centers.

Craftmade is currently negotiating a definitive agreement for this acquisition and completion of this transaction is subject to a number of customary closing conditions. The purchase price will be a combination of the Company’s common stock and cash. Finalization of the terms of the acquisition is subject to adjustment based on the results of the due diligence, which has commenced, and approval by the Craftmade Board of Directors. While management of the Company expects to complete this acquisition during its third fiscal quarter of 2005, there can be no assurance that the parties will be able to negotiate a definitive acquisition agreement or that due diligence will satisfy all conditions to which closing is subject under such definitive agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004

Note 7 - COMMITMENTS AND CONTINGENCIES

The Company is a party to a lawsuit alleging patent infringement related to a patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the patent. The jury awarded damages of $143,385, and Lamps Plus filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. The Company and other defendants in the lawsuit have appealed the Judgment and Order, and the outcome of the appeal is uncertain, accordingly no accrual for any amount has been made in the Company’s consolidated financial statements as of December 31, 2004.

Craftmade has an agreement with Dolan Northwest, LLC (the owner of the other 50% of Design Trends) pursuant to which Dolan Northwest is responsible for the judgment rendered in the lawsuit, plus all costs and expenses, including legal fees and court costs, associated with the judgment. Pat Dolan has unconditionally guaranteed the obligations of Dolan Northwest under this agreement.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the dependency of Trade Source International, Inc. (“TSI”), Design Trends, LLC (“Design Trends”) and Prime/Home Impression, LLC (“PHI”) on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company’s primary vendors) and changes in the foreign currency exchange rate between the U.S. and Taiwan dollar, declining conditions in the home construction industry, inability to realize deferred tax assets, labor strikes, lockouts, and other labor slow downs, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion, as well as other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should”, “projects”, “forecast”, “might”, “could” or the negative of such terms and similar expressions as they relate to Craftmade or its management are intended to identify forward-looking statements.

Critical Accounting Policies and Estimates

The Company’s management’s discussion and analysis of its financial condition and results of operations following are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment changes. As the financial statements contained herein are condensed, one should also read our Form 10-K for the year ended June 30, 2004 regarding expanded information about our critical accounting policies and estimates.

Overview

Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the three months ended December 31, 2004 and the corresponding prior year period can be summarized as follows (in thousands):

	Three Months Ended			Three Months Ended
	December 31, 2004			December 31, 2003
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$12,268	$16,081	$28,349	$12,546	$16,402	$28,948
Cost of goods sold	7,662	11,875	19,537	7,745	13,560	21,305

Gross profit	4,606	4,206	8,812	4,801	2,842	7,643
Gross margin	37.5%	26.2%	31.1%	38.3%	17.3%	26.4%

SG&A	2,672	1,824	4,496	2,591	2,345	4,936
As a % of net sales	21.8%	11.3%	15.9%	20.7%	14.3%	17.1%

Interest	211	29	240	145	1	146
Depreciation	131	10	141	135	16	151

Income before minority interests and income taxes	$1,592	$2,343	3,935	$1,930	$480	2,410

Minority interests			995			274
Provision for income taxes			1,068			772

Net income			$1,872			$1,364

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net Sales. Net sales for the Company declined $599,000 or 2.1% to $28,349,000 for the three month period ended December 31, 2004 compared to $28,948,000 for the same three month period last year. The Craftmade segment contributed to 46% of the decline while the TSI segment contributed to 54% of the decline.

Net sales from the Craftmade segment decreased $278,000 or 2.2% to $12,268,000 for the three months ended December 31, 2004 from $12,546,000 for the same three month period last year. The decrease in sales of the Craftmade segment was primarily related to a general decline across product lines.

Net sales of the TSI segment declined $321,000, or 2.0% to $16,081,000 for the three months ended December 31, 2004 from $16,402,000 for the same three month period last year. The change in net sales of the TSI segment between periods can be summarized as follows (in thousands):

Net sales for the three months ended December 31, 2003	$16,402
Decline in sales of Design Trends	(3,601)
Charge related to prior period vendor programs of the largest mass retail customer	(105)
Charge in connection with rollout of a new customer in the quarter ended December 31, 2003	2,100
Net increase in sales of the remaining divisions of the TSI segment	1,285

Net sales for the three months ended December 31, 2004	$16,081

The $3,601,000 or 31.9% decline in Design Trends’ net sales was primarily due to changes in the buying pattern of its largest mass retail customer. Management believes the changes are related to the retailer’s sales forecasts, targeted levels of replenishment inventory, targeted inventory turns, and other factors that are within the realm of the retailer’s control. Craftmade’s management receives feedback from the retailer primarily at the time of the retailer’s annual line review in connection with the semi-annual reset of its lighting program. Based on the most recent annual line review, management believes that the retailer remains committed to the lighting program with Design Trends, a 50% owned subsidiary of the TSI segment. However, lower average unit prices went into effect in June 2004 in Design Trends’ portable lamp program with its largest customer. Based on sales results in the first half of the fiscal year, management anticipates that Design Trends’ sales will continue to decline for the remainder of the fiscal year compared to the same period in the previous year.

The largest mass retailer customer of Design Trends maintains a BATNA (“Better Alternative to Negotiated Agreement”) policy, which mitigates the risk associated with maintaining a sole supplier for a given product line. Pursuant to BATNA, the Design Trends’ mix and match lamp program has exited 118 of the mass retailer’s stores, located in the Midwestern region of the United States, and a competitor’s mix and match lamp program has replaced the Design Trends’ mix and match lamp program in such stores. The Company has estimated that exiting from 118 stores has reduced net sales by approximately $1,061,000 for the three months ended December 31, 2004 compared to the same period a year ago.

Design Trends has been notified by the mass retailer that Design Trends remains the primary vendor of its mix and match lamp program. As of August 2004, Design Trends’ mix and match lamp program supplied approximately 90% of the mass retailer’s stores and management of Design Trends anticipates Design Trends will obtain product placements in approximately 90% of the new stores the mass retailer opens. According to publicly available information, the mass retailer has indicated that it will open 150 stores in 2005. Management believes that the Company’s share of product placement in these new store openings will help the Company offset the loss of net sales from the 118 exited stores.

The change in net sales between periods was impacted by a charge that totaled $2,100,000. The charge decreased net sales in the quarter ended December 31, 2003 and was incurred in connection with the rollout of a new product to a customer of PHI.

The increase in net sales from the remaining divisions of the TSI segment resulted in part from higher sales of indoor lighting products.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 31.1% for the three months ended December 31, 2004, compared to 26.4% for the same period of 2003. Gross profit benefited from a $304,000 reduction in cost of sales by an amount that had been accrued in prior periods related to import brokerage fees and duties (“Gross Profit Benefit”). The pre-tax earnings impact of the Gross Profit Benefit totaled $224,000 net of minority interest from the 50% owned subsidiaries. On an adjusted basis, gross profit as a percentage of sales was 30.0% for the second quarter.

The gross profit percentage of the Craftmade segment of 37.5% includes $133,000 from the Gross Profit Benefit described above. On an adjusted basis, gross profit as a percentage of sales was 36.5% for the second quarter, compared to 38.3% of net sales in the prior year period. The decline in the gross margin of the Craftmade segment was partially due to an increase in outbound freight as a percentage of net sales. Outbound freight increased to 8.3% of sales for the three months ended December 31, 2004, compared to 7.4% in the same period a year ago. The decline in the gross profit margin was also the result of increased product costs due to a weaker U.S. dollar compared to the Taiwan dollar. In addition, gross profit margins were impacted by a change in sales mix with a greater portion of sales being driven by Craftmade’s builders’ model ceiling fans, which carry a lower gross profit percentage than the overall product mix. The

Company anticipates that margins for the remainder of fiscal 2005 for the Craftmade division will decrease slightly in the third quarter from higher product costs, but improve after a price increase takes effect on March 1, 2005.

The gross profit percentage of the TSI segment increased to 26.2% of sales for the three months ended December 31, 2004, compared to 17.3% of sales in the prior year period. The increase was due to the following:

(i)	a $2,100,000 charge that reduced gross sales in the quarter ended December 31, 2003 that was incurred in connection with the rollout of a new product to a customer of PHI,

(ii)	the implementation of a markdown accrual on sales to TSI’s largest mass retail customer of 2.9% of gross sales from 0.0% of gross sales in the prior year period,

(iii)	a decrease in outbound freight cost to 0.5% of gross sales from 1.8% of gross sales in the prior year period that was related to the rollout of a new product to a customer of PHI, and

(iv)	a $171,000 increase from the Gross Profit Benefit as described above.

The $2,100,000 charge was incurred in connection with the rollout of a new product to a customer of PHI and lowered gross margins by approximately 9.4% in the three months ended December 31, 2003.

For the remainder of fiscal 2005, gross profit as a percentage of sales of the TSI segment is expected to remain consistent with the first half of the fiscal year.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $440,000 to $4,496,000 or 15.9% of net sales for the three months ended December 31, 2004 from $4,936,000 or 17.1% of net sales for the same three month period last year. The TSI segment contributed to substantially all of the decrease. This decrease was offset by a slight increase in the Craftmade segment.

Total SG&A expenses of the Craftmade segment increased $81,000 to $2,672,000 or 21.8% of sales compared to $2,591,000 or 20.7% of sales for the same period in the previous fiscal year. The increase was primarily related to an increase in salaries and benefits that resulted from the severance agreement with the Company’s former Chief Financial Officer. The cost of this agreement was approximately $174,000. This increase in SG&A was offset by nominal decreases in a broad category of expenses.

Total SG&A expenses of the TSI segment decreased $521,000 to $1,824,000 or 11.3% of sales compared to $2,345,000 or 14.3% of sales for the same period in the previous year. The decrease in SG&A expenses of the TSI segment between periods can be summarized as follows (in thousands):

			Decrease
	Three Months Ended		Over
	December 31,		Prior Year
	2004	2003	Period
Overhead allocation	$763	$1,021	($258)
Salaries and wages	595	732	(137)
Travel	43	78	(35)
Other	423	514	(91)

	$1,824	$2,345	($521)

The change in overhead allocation was primarily the result of a smaller portion of the Company’s fixed and variable overhead being allocated to the TSI division due to the decline in sales of Design Trends. In addition, there were lower salary and wages as the result of reduced headcount from the closure of the TSI division’s California office and related severance costs incurred in the prior year quarter. Similarly, travel costs were higher in the prior year quarter from relocating employees from the California office to either Arkansas or the Company’s office in Texas.

The Company anticipates SG&A expenses to increase in the remaining half of the year primarily as a result of higher costs from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense. Net interest expense of the Company increased $94,000 to $240,000 for the three months ended December 31, 2004 from $146,000 for the three month period ended December 31, 2003. The average outstanding balance on the Company’s lines of credit was higher in the fiscal first quarter compared to the prior year period, and interest rates on its lines of credit in effect during the period were higher than in the prior year period. The balance on the Company’s revolving lines of credit increased partially as a result of PHI’s borrowings to finance the rollout of its lamp parts program in fiscal 2004. In addition, borrowings on the Company’s revolving lines of credit increased as a result of an increase in the Company’s accounts receivable due to a change in its accounts receivable payment terms with its largest mass retail customer to 60 days from a previous range of 30 to 45 days. The outstanding balance on the Company’s facility note was lower than in the prior year period, and the interest rate on the facility note remained unchanged compared to the prior year period.

Minority Interests. Minority interests increased $721,000 to $995,000 for the second quarter from $274,000 for the same period in the previous year. The increase primarily resulted from a charge that occurred in the three month period ended December 31, 2003, that did not occur in the same period of the current year. The charge totaled $2,100,000, or $1,050,000 net of the 50% minority interest, and was incurred in connection with the rollout of a new product to a customer of PHI.

Provision For Income Taxes. The provision for income tax was $1,068,000 or 36.3% of income for the three months ended December 31, 2004, compared to $772,000 or 36.1% for the same period of the prior year.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

A condensed overview of results for the six months ended December 31, 2004 and the corresponding prior year period can be summarized as follows (in thousands):

	Six Months Ended			Six Months Ended
	December 31, 2004			December 31, 2003
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$26,868	$30,506	$57,374	$26,858	$33,280	$60,138
Cost of goods sold	16,632	23,410	40,042	16,222	26,053	42,275

Gross profit	10,236	7,096	17,332	10,636	7,227	17,863
Gross margin	38.1%	23.3%	30.2%	39.6%	21.7%	29.7%

SG&A	6,459	3,446	9,905	5,551	3,890	9,441
As a % of net sales	24.0%	11.3%	17.3%	20.7%	11.7%	15.7%

Interest	408	62	470	328	11	339
Depreciation	262	26	288	271	34	305

Income before minority interests and income taxes	$3,107	$3,562	6,669	$4,486	$3,292	7,778

Minority interests			1,561			1,921
Provision for income taxes			1,838			2,125

Net income			$3,270			$3,732

Net Sales.Net sales for the Company decreased $2,764,000 or 4.6%, to $57,374,000 for the six month period ended December 31, 2004 from $60,138,000 for the same six month period last year. The TSI segment contributed to virtually all of the decrease, offset by only a slight increase from the Craftmade segment.

Net sales of the Craftmade segment increased $10,000, or 0.0%, to $26,868,000 for the six months ended December 31, 2004 from $26,858,000 for the same six month period last year. Management believes net sales of the Craftmade segment will increase during the remaining half of the 2005 fiscal year due to the Company refocusing its efforts on sales to lighting showrooms and specialty retailers.

Net sales of the TSI segment declined $2,774,000, or 8.3% to $30,506,000 for the six months ended December 31, 2004 from $33,280,000 for the same six month period last year. The change in net sales between periods can be summarized as follows:

Net sales for the six months ended December 31, 2003	$33,280
Decline in sales of Design Trends	(7,574)
Charge related to prior period vendor programs of the largest mass retail customer	(105)
Charge in connection with rollout of a new customer in the quarter ended December 31, 2003	2,100
Net increase in sales of the remaining divisions of TSI segment	2,805

Net sales for the six months ended December 31, 2004	$30,506

The $7,574,000 or 35.4% decline in Design Trends’ net sales was primarily due to changes in the buying pattern of TSI’s largest mass retail customer as described above.

The change in net sales between periods was also impacted by a charge that totaled $2,100,000.The charge decreased net sales in the quarter ended December 31, 2003 and was incurred in connection with the rollout of a new product to a customer of PHI.

The increase in net sales from the remaining divisions of the TSI segment resulted in part from higher sales of indoor lighting products.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 30.2% of net sales for the six months ended December 31, 2004 compared to 29.7% for the same period of 2003. Gross profit benefited from a $304,000 reduction in cost of sales from the Gross Profit Benefit as described above. The pre-tax earnings impact of the Gross Profit Benefit totaled $224,000 net of minority interest from the 50% owned subsidiaries. On an adjusted basis, gross profit as a percentage of sales was 29.7% for the six months ended December 31, 2004, compared to the same amount for the prior year period.

Gross profit as a percentage of sales of the Craftmade segment decreased to 38.1% for the six months ended December 31, 2004, compared to 39.6% for the same period of 2003. Gross profit benefited from a $133,000 reduction in cost of sales from the Gross Profit Benefit. On an adjusted basis, gross margin was 37.6% for the six months ended December 31, 2004. The decline in the gross margin of the Craftmade segment was partially due to an increase in outbound freight as a percentage of net sales, increased product costs due to a weaker U.S. dollar compared to the Taiwan dollar, and a change in sales mix with a greater portion of sales being driven by Craftmade’s builders’ model ceiling fans, which carry a lower gross profit percentage than the overall product mix. The Company anticipates that margins for the remainder of fiscal 2005 for the Craftmade division will decrease slightly in the third quarter from higher product costs, but improve after a price increase takes effect on March 1, 2005.

The gross profit of the TSI segment increased to 23.3% of sales for the six months ended December 31, 2004 compared to 21.7% of sales in the year ago period. The increase was due to (i) a $2,100,000 charge that reduced gross sales in the quarter ended December 31, 2003, (ii) the implementation of a markdown accrual on sales to TSI’s largest mass retail customer of 3.0% of gross sales from 0.0% of gross sales in the prior year period, and (iii) a $171,000 increase from the Gross Profit Benefit described above. The $2,100,000 charge was incurred in connection with the rollout of a new product to a customer of PHI in the quarter ended December 31, 2003 and lowered gross margins by approximately 4.7% in the six months ended December 31, 2003.

For the remainder of fiscal 2005, gross profit as a percentage of sales of the TSI segment is expected to remain consistent with the first half of the fiscal year.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $464,000 to $9,905,000 or 17.3% of net sales for the six months ended December 31, 2004 from $9,441,000 or 15.7% of net sales for the same six month period last year. The increase in SG&A came from the Craftmade segment. This increase was partially offset by a decrease in SG&A by the TSI segment.

Total SG&A expense of the Craftmade segment increased $908,000 to $6,459,000 or 24.0% of sales compared to $5,551,000 or 20.7% of sales for the same period in the previous year. The increase in SG&A of the Craftmade segment can be summarized as follows (in thousands):

			Increase
	Six Months Ended		Over
	December 31,		Prior Year
	2004	2003	Period
Accounting & legal	$1,774	$1,007	$767
Salaries and wages	2,074	1,831	243
Other	2,611	2,713	(102)

	$6,459	$5,551	$908

Higher accounting and legal fees were primarily due to an increase in costs incurred with respect to the Company’s independent auditors, outside legal counsel, management consultants and contract labor. These increased costs were incurred in order to address internal controls issues and the continuing evaluation by the Company’s management and independent auditors of the proper interpretation of FIN 46 with respect to the Company’s 50% owned subsidiaries.

The increase in salaries and benefits was impacted by the severance agreement with the Company’s former Chief Financial Officer that totaled $174,000.

Total SG&A expenses of the TSI segment decreased $444,000 to $3,446,000 or 11.3% of sales for the six month period ended December 31, 2004 from $3,890,000 or 11.7% of sales for the same period in the previous year. The decrease in SG&A expenses of the TSI segment between periods can be summarized as follows (in thousands):

			Decrease
	Six Months Ended		Over
	December 31,		Prior Year
	2004	2003	Period
Overhead allocation	$1,220	$1,315	($95)
Salaries and wages	1,134	1,480	(346)
Travel	86	125	(39)
Other	1,006	970	36

	$3,446	$3,890	($444)

The change in overhead allocation was primarily the result of a smaller portion of the Company’s fixed and variable overhead being allocated to the TSI division due to the decline in sales of Design Trends. In addition, there were lower salary and wages as the result of lower headcount from the closure of the California office in October 2003 and related severance paid in the prior year quarter.

The Company anticipates that its SG&A expenses to increase in the remaining half of the year primarily as a result of higher costs from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense. Net interest expense of the Company increased $131,000 to $470,000 for the six-months ended December 31, 2004 from $339,000 for the same six-month period last year. This increase was primarily the result of higher outstanding balances from the Company’s revolving line of credit, combined with higher interest rates in effect during the period.

Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries decreased $360,000 to $1,561,000 for the six months ended December 31, 2004 from $1,921,000 for the same period in the previous year. The decline was primarily related to the decline in sales and gross profit of Design Trends, as discussed above.

Provision For Income Taxes. The provision for income tax was $1,838,000 or 36.0% of income for the six months ended December 31, 2004, compared to $2,125,000 or 36.3% for the same period of the prior year.

Liquidity and Capital Resources

The Company’s cash increased $1,499,000 from $5,838,000 at June 30, 2004 to $7,337,000 at December 31, 2004. The Company’s operating activities provided cash of $6,665,000, which was primarily attributable to income from operations before minority interest expense.

The $32,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of purchases of computer equipment and office furniture, and additions to other intangibles which consisted of the purchase of a patent.

Cash used in financing activities of $5,134,000 was primarily the result of (i) repurchases of the Company’s outstanding common stock of $2,925,000, (ii) principal payments on the Company’s notes payable of $1,583,000, (iii) cash dividends of $1,010,000, and (iv) distributions to minority interest members of $742,000. These amounts were partially offset by (i) net proceeds from the Company’s revolving lines of credit of $962,000 and (ii) proceeds from stock options exercised of $164,000.

The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments, repurchases of Company common stock, and any future dividend payments, as well as fund its projected growth over the next twelve months. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its existing lines of credit. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow, and retaining quality personnel.

Management anticipates that future cash flows will be used primarily to retire existing debt and to repurchase Company common stock. As of December 31, 2004, the Company had repurchased 494,463 shares at an aggregate cost of $11,194,000 under this program. The average price paid per share repurchased was $22.63. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further information.

At December 31, 2004, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit with The Frost National Bank at an interest rate of prime (5.25% at December 31, 2004) less 0.5%, of which $15,539,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature on October 31, 2005. Under this line of credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $155,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $777,000.

At December 31, 2004, Design Trends had a $2,000,000 loan agreement with Frost, of which none had been utilized. Design Trends can borrow under this loan subject to continued compliance with certain covenants.

One of the Company’s 50%-owned subsidiaries, PHI, has a $2,000,000 line of credit (the “$2 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the Monthly LIBOR index plus 2%, which expires October 15, 2005. There was an outstanding balance of $1,548,000 at December 31, 2004.

In addition, PHI has a $500,000 three-year note payable to Wachovia (the “$500,000 Note”) maturing on July 29, 2005, of which $111,000 was outstanding at December 31, 2004. The $500,000 Note bears interest at a rate equal to one-month LIBOR plus 2.5%.

Furthermore, PHI entered into a loan agreement with Wachovia (the “$2.1 Million Note”) whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. The $2.1 Million Note bears interest at a rate equal to the one-month LIBOR plus 2.5%. At December 31, 2004, there was a $525,000 balance outstanding under the $2.1 Million Note, which is scheduled to mature on March 15, 2005. The PHI members agreed to be guarantors of the $2 Million Line of Credit, the $500,000 Note and the $2.1 Million Note for business purposes, in order to induce the lender to provide these loans to PHI.

Under the amounts outstanding of the PHI $2 Million Line of Credit, $500,000 Note and $2.1 Million Note, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $22,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $109,000.

At December 31, 2004, $3,391,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

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

TSI maintained inventory levels of $4,608,000 at December 31, 2004. TSI’s sales are highly concentrated with one mass retail customer. Should the revenues generated by TSI from its programs with this customer be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth below constitutes a “forward looking statement.” See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement.

The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade segment from Fanthing, a Taiwanese company. The Company’s verbal understanding with Fanthing provides that all transactions are to be denominated in U.S. dollars; however, the understanding further provides that, in the event that the value of the U.S. dollar appreciates or depreciates against the Taiwan dollar by one Taiwan dollar or more, Fanthing’s prices will be accordingly adjusted by 2.5%. The following table summarizes the exchange rate of the United States dollar (“USD”) to the Taiwan dollar (“TWD”):

USD:TWD
December 31, 2003	$34.11
March 31, 2004	33.18
June 30, 2004	33.75
September 30, 2004	33.99
December 31, 2004	31.98

A sharp appreciation of the Taiwan dollar relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments. All other purchases of the Company from foreign vendors are denominated in U.S. dollars and are not subject to adjustment provisions with respect to foreign currency fluctuations. As a result, the Company does not believe that it is subject to any material foreign currency exchange risk with respect to such purchases.

During the fiscal quarter ended December 31, 2004, the Company purchased approximately $3,443,000 of products from Fanthing. Under the Company’s understanding with Fanthing, each $1 incremental appreciation of the Taiwan dollar would result in an estimated annualized net increase in cost of goods sold of approximately $344,000, based on the Company’s purchases during the fiscal quarter ended December 31, 2004 on an annualized basis. A $5 incremental appreciation of the Taiwan dollar would result in an estimated annualized increase in cost of goods sold of approximately $1,722,000, based on the Company’s purchases during the fiscal quarter ended December 31, 2004 on an annualized basis. A $10 incremental appreciation of the Taiwan dollar would result in an increase of approximately $3,443,000 on an annualized basis, based on the Company’s purchases during the fiscal quarter ended December 31, 2004 on an annualized basis. These amounts are estimates of the financial impact of an appreciation of the Taiwan dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Fanthing for the fiscal quarter ended December 31, 2004. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

Other market risks at December 31, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

For a discussion of the effects of hypothetical changes in interest rates, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Liquidity and Capital Resources.”

Item 4. CONTROLS AND PROCEDURES.

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

In response to the foregoing material weakness, management of the Company, with the guidance of the Company’s Audit Committee, has been engaged in remediation efforts to ensure that the preparation of the Company’s consolidated financial statements, including the process to review and analyze elements of the Company’s financial statement close process, is in accordance with U.S. GAAP. The Chief Accounting Officer and senior Company finance and accounting staff responsible for the preparation of U.S. GAAP financial reports and SEC disclosures have increased their level of attendance at targeted U.S. GAAP and SEC reporting courses. The Company has subscribed during the second quarter of fiscal year 2005 to additional information networks that provide publications and updates of SEC and U.S. GAAP releases and rule changes and of information about the requirements of the Public Company Accounting Oversight Board.

As a result of the remediation efforts mentioned above and more fully described in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed with the SEC on November 9, 2004, management of the Company believes that its internal controls and procedures over financial reporting have been strengthened and functioned better during the period covered by this Quarterly Report, as compared to recent reporting periods.

Although Management of the Company believes there has been improvement in the operation of the Company’s internal controls during the period covered by this Quarterly Report, the material weakness will not be considered completely remediated until the procedures resulting from the remediation efforts are fully implemented, operate for a period of time, are tested and the Company concludes that such procedures are operating effectively. Moreover, the Company is continuing to implement additional internal controls remediation efforts prior to the 2005 audit, including adding additional controls and review processes to its monthly and quarterly close processes. To assist it with the documentation and testing of the Company’s internal controls to ensure they are operating effectively, the Company engaged outside internal control consultants in the second quarter of fiscal year 2005.

Until management of the Company is satisfied that it has addressed its need for sufficient expertise in preparing financial statements required in its filings under the securities laws, the Company will seek to mitigate this weakness by conferring with its outside accounting advisers with respect to the technical requirements applicable to the Company’s financial statements.

The implementation of the Company’s remediation plan is among the Company’s highest priorities. The Company’s Board of Directors, in coordination with the Company’s Audit Committee, will continually assess the progress and sufficiency of these efforts and make adjustments as and when necessary. As of the date of this report, management of the Company believes that the plan, when completely implemented prior to June 30, 2005, will eliminate the material weakness in internal accounting control as described above. However, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

As more fully described in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, on August 8, 2001, Lamps Plus, Inc. and Pacific Coast Lighting (collectively “Lamps Plus”) sued several defendants, including Patrick S. Dolan, Dolan Northwest, LLC, Design Trends, and Craftmade International, Inc. (collectively, the “Craftmade Parties”), for alleged patent infringement in the United States District Court for the Northern District of Texas. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees against the Craftmade Parties. Dolan, Design Trends, and Craftmade have appealed the Judgment and Order. However, the outcome of this appeal is uncertain.

With regard to the foregoing litigation (the “Lawsuit”), the Craftmade Parties entered into an agreement (the “Agreement”), that sets forth the responsibilities of the Craftmade Parties for payment of additional fees, costs and expenses of the Lawsuit. Pursuant to the Agreement, on April 16, 2003, Dolan Northwest became responsible for all legal fees and expenses incurred by the Craftmade Parties in connection with the Lawsuit from that date forward, and agreed to indemnify and hold harmless Craftmade and Design Trends from and against any and all claims, liabilities, or losses arising out of the legal fees and expenses incurred in the defense of the Lawsuit after February 21, 2003, including the appeal mentioned above.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 9, 2003 the Company’s Board of Directors authorized the Company’s management to repurchase up to 500,000 shares of the Company’s outstanding common stock. As of December 31, 2004, the Company had repurchased 494,463 shares at an aggregate cost of $11,194,000 under this program. The average price paid per share repurchased was $22.63. The following table summarizes the repurchase activity during the six months ended December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Maximum
			Number
			of Shares
			that May
	Total		Yet Be
	Number	Average	Purchased
	of Shares	Price Paid	Under the
Period	Purchased	Per Share	Program
July 1 to July 31, 2004	50,333	$19.74	118,357
August 1 to August 31, 2004	—	—	118,357
September 1 to September 31, 2004	—	—	118,357
October 1 to October 31, 2004	—	—	118,357
November 1 to November 30, 2004	113,000	17.09	5,357
December 1 to December 31, 2004	—	—	5,357

Total for six months ended December 31, 2004	163,333	$17.91	5,357

Although no expiration date was specified for the repurchase program, it was substantially complete as of December 31, 2004. No shares were purchased by the Company other than through publicly announced plans or programs.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on November 30, 2004. With respect to the election of directors, the shares were voted as follows:

	Number of Votes		Abstentions
	of Common Stock		and Broker
Nominee	For	Withheld	Non-Votes
James R. Ridings	4,125,730	37,355	—
Clifford Crimmings	4,125,760	37,325	—
R. Don Morris	4,133,823	29,262	—
John DeBlois	4,126,360	36,725	—
A. Paul Knuckley	4,133,903	29,182	—
Lary C. Snodgrass	4,133,903	29,182	—
William E. Bucek	4,133,653	29,432	—
L. Dale Griggs	4,133,023	30,062	—

With respect to the ratification of PricewaterhouseCoopers, LLP as the Company’s auditors for 2005, the votes were as follows:

Number of Votes	Number of Votes	Abstentions and
Voted For	Voted Against	Broker Non-Votes
4,136,127	20,837	6,121

Item 5. OTHER INFORMATION.

Not Applicable

Item 6. EXHIBITS.

Exhibits

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1	General Release and Severance Agreement dated November 18, 2004 between Kathleen B. Oher and Craftmade International, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2004 (File No. 000-26667) and herein incorporated by reference.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brad D. Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brad D. Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: February 9, 2005	/s/ James R. Ridings

JAMES R. RIDINGS
President and Chief
Executive Officer

Date: February 9, 2005	/s/ Brad D. Heimann

BRAD D. HEIMANN
Executive Vice President and
Interim Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1	General Release and Severance Agreement dated November 18, 2004 between Kathleen B. Oher and Craftmade International, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2004 (File No. 000-26667) and herein incorporated by reference.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brad D. Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brad D. Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.