Form 10-Q
period 2005-03-31
CRAFTMADE INTERNATIONAL INC
filed 2005-05-11
CIK 856250

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

5,200,000 shares of Common Stock were outstanding as of April 30, 2005.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Net sales	$27,059	$28,988	$84,433	$89,126
Cost of goods sold	19,166	20,526	59,208	62,800

Gross profit	7,893	8,462	25,225	26,326

Selling, general and administrative expenses	4,902	4,165	14,807	13,607
Interest expense, net	263	226	733	565
Depreciation and amortization	148	151	436	456

Total expenses	5,313	4,542	15,976	14,628

Income before income taxes and minority interests	2,580	3,920	9,249	11,698
Provision for income taxes	628	1,302	2,466	3,426

	1,952	2,618	6,783	8,272

Minority interests	859	836	2,420	2,756

Net income	$1,093	$1,782	$4,363	$5,516

Basic earnings per common share	$0.22	$0.34	$0.86	$1.02

Diluted earnings per common share	$0.22	$0.33	$0.86	$1.01

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	March 31,	June 30,
	2005	2004
	(Unaudited)
Current assets
Cash	$5,930	$5,838
Accounts receivable — net of allowance of $245 and $150, respectively	18,876	19,242
Inventory	18,517	15,172
Deferred income taxes	—	9
Prepaid expenses and other current assets	554	1,193

Total current assets	43,877	41,454

Property and equipment
Land	1,535	1,535
Building	7,796	7,784
Office furniture and equipment	9,094	9,013
Leasehold improvements	279	279

	18,704	18,611
Less: accumulated depreciation	(10,128)	(9,626)

Total property and equipment, net	8,576	8,985

Other assets
Goodwill net of accumulated amortization of $1,204 in each period presented	11,556	4,735
Other intangibles net of accumulated amortization of $2 at March 31, 2005	198	—
Other assets	78	80

Total other assets	11,832	4,815

Total assets	$64,285	$55,254

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2005	2004
	(Unaudited)
Current liabilities
Note payable — current	$1,602	$2,662
Revolving line of credit	20,644	16,125
Accounts payable	8,561	6,186
Commissions payable	228	289
Income taxes payable	157	1,112
Current deferred income taxes	208	—
Accrued customer allowances	4,913	4,320
Other accrued expenses	992	1,074

Total current liabilities	37,305	31,768

Other non-current liabilities
Note payable — long term	1,817	2,949
Deferred income taxes	268	214

Total other non-current liabilities	2,085	3,163

Total liabilities	39,390	34,931

Minority interests	2,282	1,984

Commitments and contingencies (Note 6)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,698,220 and 9,465,535 shares issued, respectively	97	95
Additional paid-in capital	18,458	14,098
Unearned deferred compensation	—	(11)
Retained earnings	44,033	41,207
Less: treasury stock, 4,499,920 and 4,336,587 common shares at cost, and 32,000 preferred shares at cost	(40,007)	(37,082)

Total stockholders’ equity	22,613	18,339

Total liabilities and stockholders’ equity	$64,285	$55,254

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	FOR THE NINE MONTHS ENDED
	March 31,	March 31,
	2005	2004
Net cash provided by operating activities	$7,383	$8,394

Cash flows from investing activities
Acquisition of Bill Teiber Co., Inc., net of cash acquired	(4,000)	—
Net additions to property and equipment	(57)	(162)
Net additions to other intangibles	(10)	—

Net cash used in investing activities	(4,067)	(162)

Cash flows from financing activities
Net proceeds from (payments on) lines of credit	4,519	2,184
Principal payments on notes payable	(2,191)	(1,197)
Proceeds from notes payable	—	2,100
Treasury stock repurchases	(2,925)	(5,443)
Stock options exercised	306	269
Cash dividends	(1,538)	(1,635)
Distributions to minority interest members	(1,395)	(4,613)

Net cash used in financing activities	(3,224)	(8,335)

Net increase/(decrease) in cash	92	(103)
Cash at beginning of period	5,838	4,992

Cash at end of period	$5,930	$4,889

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2005

Note 1	- BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the SEC on September 28, 2004. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. State income tax expense of $256,000 previously classified in selling, general and administrative expenses has been reclassified to provision for income taxes for the quarter ended March 31, 2004. Such reclassification had no effect on previously reported net income.

Note 2	- ACQUISITION OF BILL TEIBER CO., INC.

On March 1, 2005, the Company acquired 100% of the issued and outstanding shares of capital stock of Bill Teiber Co., Inc. (“Teiber”) through a merger of subsidiaries. Teiber is an importer and distributor of decorative light bulbs, door chimes, ventilation systems and related lighting accessories. The business will be operated as Teiber Lighting Products, Inc., a wholly-owned subsidiary of Craftmade. Craftmade acquired Teiber in order to distribute Teiber’s product lines to Craftmade’s existing 1,600 showroom customers.

Assets acquired and liabilities assumed were recorded on the Company’s Condensed Consolidated Balance Sheets as of the acquisition date based upon their estimated fair values at such date. The results of operations have been included in the Condensed Consolidated Statements of Income since the date of merger in the Craftmade segment.

The aggregate purchase price was calculated as follows:

Number of shares of Common Stock	190,385
Average trading price	$21.306	(i)

Sub-total	$4,056,343
Cash consideration	4,000,000
Merger-related costs	99,278

Total consideration	$8,155,621

(i)	The average trading price is based on the average of the closing prices of Craftmade’s common stock, $0.01 par value per share (“Common Stock”), for the two days before, the day of, and the two days after the date of the announcement of the merger, March 1, 2005.

The following table sets forth the unaudited pro forma results of operations of the Company as if the Teiber merger had occurred at the beginning of the periods presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2005

beginning of each of the periods presented or that may be obtained in the future.

Unaudited Pro Forma Results
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$28,111	$30,074	$89,109	$93,475
Net income	1,125	1,805	4,620	5,691

Diluted earnings per share	$0.22	$0.34	$0.91	$1.05

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The purchase price allocation is preliminary and may be adjusted for changes in estimates of fair value, including but not limited to changes in allowances for doubtful accounts and inventory reserves. The following represents the preliminary allocation of the purchase price:

Current assets	$2,931,441
Property and equipment	36,771
Intangible assets	200,000
Goodwill	6,821,046
Other assets	9,559

Total assets	9,998,817

Current liabilities	(1,843,196)

Total liabilities	(1,843,196)

Total purchase price	$8,155,621

The amounts assigned to intangible assets represent the value of non-compete agreements for the two principals of Teiber. The value was based on an independent appraisal and will be amortized over seven years using the straight-line method.

The amount of goodwill allocated to the purchase price was $6,821,046 of which $4,000,000 is deductible for tax purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2005

Note 3	- EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
	(In thousands except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$1,093	$1,782	$4,363	$5,516

Denominator for basic EPS
Common shares outstanding	5,062	5,314	5,060	5,392

Denominator for diluted EPS
Common shares outstanding	5,062	5,314	5,060	5,392
Stock options	12	46	25	48

Potentially dilutive common shares	5,074	5,360	5,085	5,440

Basic earnings per share	$0.22	$0.34	$0.86	$1.02

Diluted earnings per share	$0.22	$0.33	$0.86	$1.01

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2005

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value of the stock options at grant date, in accordance with the provisions of FAS 123, “Accounting for Stock-Based Compensation”, the Company’s net income and diluted earnings per common share would have been adjusted to the pro forma amounts indicated:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
	(In thousands except per share data)
Net income, as reported	$1,093	$1,782	$4,363	$5,516
Compensation expense, proforma	(5)	(38)	(46)	(100)

Net income, proforma	$1,088	$1,744	$4,317	$5,416

Basic earnings per share, as reported	$0.22	$0.34	$0.86	$1.02
Basic earnings per share, proforma	0.21	0.33	0.85	1.00

Diluted earnings per share, as reported	$0.22	$0.33	$0.86	$1.01
Diluted earnings per share, proforma	0.21	0.33	0.85	1.00

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2005

Note 5	- SEGMENT INFORMATION

The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company evaluates the performance of its segments and allocates resources to them based on their net sales and income before minority interests and income taxes.

The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting, outdoor lighting, lamps, light bulbs, door chimes and ventilation systems offered primarily through lighting showrooms and selected electrical distributors. The TSI segment derives its revenue from indoor lighting, including portable table lamps, floor lamps, ceiling mount lighting fixtures, bath-strip lighting, and outdoor lighting marketed solely to mass merchandisers.

The following table presents information about the reportable segments:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
		(In thousands except per share data)
Net sales
Craftmade	$12,707	$12,289	$39,576	$39,147
TSI	14,352	16,699	44,857	49,979

Total	$27,059	$28,988	$84,433	$89,126

Income before minority interests and income taxes
Craftmade	$1,130	$2,001	$4,237	$6,487
TSI	1,450	1,919	5,012	5,211

Total	$2,580	$3,920	$9,249	$11,698

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2005

Note 6	- COMMITMENTS AND CONTINGENCIES

The Company is a party to a lawsuit alleging patent infringement related to a patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the patent. The jury awarded damages of $143,385, and Lamps Plus filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. The Company and other defendants in the lawsuit have appealed the Judgment and Order, and the outcome of the appeal is uncertain, accordingly no accrual for any amount has been made in the Company’s consolidated financial statements as of March 31, 2005.

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

Note 7	- INCOME TAXES

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations following is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment changes. As the financial statements contained herein are condensed, one should also read the Company’s Form 10-K for the year ended June 30, 2004 regarding expanded information about our critical accounting policies and estimates.

Overview

Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the three months ended March 31, 2005 and the corresponding prior year period can be summarized as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$12,707	$14,352	$27,059	$12,289	$16,699	$28,988
Cost of goods sold	8,198	10,968	19,166	7,504	13,022	20,526

Gross profit	4,509	3,384	7,893	4,785	3,677	8,462
Gross margin	35.5%	23.6%	29.2%	38.9%	22.0%	29.2%

SG&A	3,002	1,900	4,902	2,455	1,710	4,165
As a % of net sales	23.6%	13.2%	18.1%	20.0%	10.2%	14.4%

Interest	239	24	263	194	32	226
Depreciation	138	10	148	135	16	151

Income before minority interests and income taxes	$1,130	$1,450	2,580	$2,001	$1,919	3,920
Minority interests			859			836
Provision for income taxes			628			1,302

Net income			$1,093			$1,782

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Net sales for the Company declined $1,929,000 or 6.7% to $27,059,000 for the three month period ended March 31, 2005, compared to $28,988,000 for the same three month period last year. The decline resulted from lower than expected sales in the TSI segment, offset by an increase in the Craftmade segment.

Net sales from the Craftmade segment increased $418,000 or 3.4% to $12,707,000 for the three months ended March 31, 2005 from $12,289,000 for the same three month period last year. The increase resulted from $696,000 of net sales from the Teiber acquisition. The remaining $278,000 decrease in sales of the Craftmade segment was primarily related to a general decline across product lines, and an unanticipated delay in shipment of new products introduced in January. Based on sales results from the first half of the fiscal year, management anticipates that net sales from the Craftmade segment, excluding results from the Teiber acquisition, will increase slightly for the remainder of the fiscal year as newly introduced products begin to sell. Management believes that the Teiber acquisition will provide incremental growth opportunities for the remainder of 2005 and fiscal 2006.

Net sales of the TSI segment declined $2,347,000 or 14.1% to $14,352,000 for the three months ended March 31, 2005 from $16,699,000 for the same three month period last year. The decline in sales of the TSI segment resulted from lower sales at TSI and PHI, offset by an increase at Design Trends, summarized as follows (in thousands):

Net sales for the three months ended March 31, 2004	$16,699
Net decrease in sales of TSI (excluding results from the 50% owned subsidiaries)	(1,821)
Net decrease in sales of PHI	(1,261)
Net increase in sales at Design Trends	735

Net sales for the three months ended March 31, 2005	$14,352

The net decrease in sales of TSI resulted in part from (i) the reset of the outdoor lighting program at the Company’s largest mass retail customer that occurred in the third quarter of fiscal 2004 that did not occur in the same quarter this year, (ii) a decrease in sales of the mix and match fan program to another mass retail customer that occurred in the third quarter of fiscal 2005 compared to the same quarter in the prior year, and (iii) changes in buying patterns of promotional sales items to its largest mass retail customer related to the retailer’s sales forecasts and targeted levels of replenishment inventory.

PHI sales declined as a result of a benefit in the prior year from the rollout of the new lamp replacement parts business that did not occur in the current period. This rollout occurred in the second quarter of fiscal 2004 with pipeline fill continuing into the third quarter of fiscal 2004.

The increase in sales at Design Trends occurred from a semi-annual reset of the mix and match portable lamp program at its largest mass retail customer. See Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004 for additional information.

Gross Profit. Gross profit of the Company as a percentage of sales was 29.2% for the three months ended March 31, 2005 and for the same period of 2004. The gross profit percentage of the Craftmade segment was 35.5% for the third quarter, compared to 38.9% of net sales in the prior year period. The decline in the gross margin of the Craftmade segment was primarily the result of increased product costs due to a weaker U.S. dollar compared to the Taiwan dollar. The decline in the gross margin was partially due to an increase in outbound freight as a percentage of net sales. Outbound freight increased to 8.1% of sales for the three months ended March 31, 2005, compared to 7.2% in the same period a year ago. In addition, gross profit margins were impacted by decreasing margins in the portion of sales driven by Craftmade’s builders’ model ceiling fans, whose sales are more sensitive to price increases which would offset the increased product costs. The Company anticipates that margins for the remainder of fiscal 2005 for the Craftmade division will stabilize in the fourth quarter due to a price increase that was approximately equal to the higher product costs effective from March 1, 2005.

The gross profit percentage of the TSI segment increased to 23.6% of sales for the three months ended March 31, 2005, compared to 22.0% of sales in the prior year period. The increase was due to a 3.7% increase in product margin as a percentage of gross sales primarily from the semi-annual reset of Design Trends’ mix and match portable lamp program at its largest mass retail customer, offset by the implementation of a markdown accrual on sales to TSI’s largest mass retail customer that totaled 2.8% of gross sales in the three months ended March 31, 2005 from 0.0% of gross sales in the prior year period. For the remainder of fiscal 2005, gross profit as a percentage of sales of the TSI segment is expected to remain consistent with the first half of the fiscal year.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $737,000 to $4,902,000 or 18.1% of net sales for the three months ended March 31, 2005 from $4,165,000 or 14.4% of net sales for the same three month period last year. The Craftmade segment contributed to all of the increase, offset by a slight decrease in the TSI segment.

Total SG&A expenses of the Craftmade segment increased $547,000 to $3,002,000 or 23.6% of sales compared to $2,455,000 or 20.0% of sales for the same period in the previous fiscal year.

The following table summarizes SG&A expenses of the Craftmade segment:

			Increase
	Three Months Ended		Over
	March 31,		Prior Year
	2005	2004	Period
Accounting & legal	$714	$125	$589
Salaries and wages	901	832	69
Other	1,387	1,498	(111)

	$3,002	$2,455	$547

The increase primarily related to the cost of management consultants to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which was allocated entirely to the Craftmade segment. Higher salaries and wages resulted primarily from the addition of seven Teiber employees in March 2005.

Total SG&A expenses of the TSI segment increased $190,000 to $1,900,000 or 13.2% of sales compared to $1,710,000 or 10.2% of sales for the same period in the previous year from a increase in a broad category of expenses. No allocation was made to the TSI segment for the portion of expenses related to accounting and legal fees, including compliance costs for Section 404 of the Sarbanes-Oxley Act of 2002.

The Company anticipates SG&A expenses to increase in the remaining quarter of the year, primarily as a result of higher costs from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense. Net interest expense of the Company increased $37,000 to $263,000 for the three months ended March 31, 2005 from $226,000 for the three month period ended March 31, 2004. The average outstanding balance on the Company’s lines of credit was higher in the fiscal third quarter compared to the prior year period, and interest rates on its lines of credit in effect during the period were higher than in the prior year period. The balance on the Company’s revolving lines of credit increased primarily as a result of Craftmade’s borrowings to finance its acquisition of Bill Teiber Co., Inc. In addition, borrowings on the Company’s revolving lines of credit increased as a result of an increase in the Company’s accounts receivable due to a change in its accounts receivable payment terms with its largest mass retail customer to 60 days from a previous range of 30 to 45 days. The outstanding balance on the Company’s facility note was lower than in the prior year period, and the interest rate on the facility note remained unchanged compared to the prior year period.

Minority Interests. Minority interests increased $23,000 to $859,000 for the third quarter from $836,000 for the same period in the previous year. The increase primarily resulted from higher sales at Design Trends compared to the prior year quarter.

Provision For Income Taxes. The provision for income tax was $628,000 or 36.5% of income for the three months ended March 31, 2005, compared to $1,302,000 or 42.2% for the same period of the prior year. The improvement in income taxes as a percentage of income resulted from lower franchise state tax.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

A condensed overview of results for the nine months ended March 31, 2005 and the corresponding prior year period can be summarized as follows (in thousands):

	Nine Months Ended			Nine Months Ended
	March 31, 2005			March 31, 2004
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$39,576	$44,857	$84,433	$39,147	$49,979	$89,126
Cost of goods sold	24,831	34,377	59,208	23,725	39,075	62,800

Gross profit	14,745	10,480	25,225	15,422	10,904	26,326
Gross margin	37.3%	23.4%	29.9%	39.4%	21.8%	29.5%

SG&A	9,461	5,346	14,807	8,007	5,600	13,607
As a % of net sales	23.9%	11.9%	17.5%	20.5%	11.2%	15.3%
Interest	647	86	733	522	43	565
Depreciation	400	36	436	406	50	456

Income before minority interests and income taxes	$4,237	$5,012	9,249	$6,487	$5,211	11,698

Minority interests			2,420			2,756
Provision for income taxes			2,466			3,426

Net income			$4,363			$5,516

Net Sales. Net sales for the Company decreased $4,693,000 or 5.3%, to $84,433,000 for the nine month period ended March 31, 2005 from $89,126,000 for the same nine month period last year. The TSI segment contributed to virtually all of the decrease, offset by a slight increase from the Craftmade segment.

Net sales of the Craftmade segment increased $429,000, or 1.1%, to $39,576,000 for the nine months ended March 31, 2005 from $39,147,000 for the same nine month period last year. The increase resulted from $696,000 of net sales from the Teiber acquisition. The remaining $267,000 decrease in sales of the Craftmade segment was primarily related to a general decline across product lines and an unanticipated delay in shipment of new products introduced in January. Based on sales results from the first half of the fiscal year, management anticipates that net sales from the Craftmade segment, excluding results from the Teiber acquisition, will increase slightly for the remainder of the fiscal year as newly introduced products begin to sell. Management believes that the Teiber acquisition will provide continued growth.

Net sales of the TSI segment declined $5,122,000, or 10.2% to $44,857,000 for the nine months ended March 31, 2005 from $49,979,000 for the same nine month period last year. The change in net sales between periods can be summarized as follows:

Net sales for the nine months ended March 31, 2004	$49,979
Net increase in sales at TSI (excluding results from the 50% owned subsidiaries)	1,553
Charge in connection with rollout of a new customer in the quarter ended December 31, 2003	2,100
Net decrease in sales of PHI	(1,831)
Net decrease in sales of Design Trends	(6,944)

Net sales for the nine months ended March 31, 2005	$44,857

The changes can be explained as follows:

•	The increase in sales at TSI resulted from higher sales of indoor lighting products.

•	The change in net sales between periods was impacted by a charge that totaled $2,100,000. The charge decreased net sales in the quarter ended December 31, 2003 and was incurred in connection with the rollout of a new replacement lamps parts business to a customer of PHI.

•	PHI sales declined as a result of a benefit in the prior year from the rollout of the new lamp replacement parts business that did not occur in the current period. This rollout occurred in the second quarter of fiscal 2004 with pipeline fill continuing into the third quarter of fiscal 2004.

•	The $6,944,000 or 24.6% decline in Design Trends’ net sales was primarily due to changes in the buying pattern of TSI’s largest mass retail customer. Management believes the changes are related to the retailer’s sales forecasts, targeted levels of replenishment inventory, targeted inventory turns, and other factors that are within the realm of the retailer’s control. The largest mass retail customer of Design Trends maintains a BATNA (“Better Alternative to Negotiated Agreement”) policy, which mitigates the risk associated with maintaining a sole supplier for a given product line. Pursuant to BATNA, the Design Trends’ mix and match lamp program has exited 118 of the mass retailer’s stores, located in the Midwestern region of the United States, and a competitor’s mix and match lamp program has replaced the Design Trends’ mix and match lamp program in such stores.

On April 19, 2005, Design Trends was notified by Lowe’s that Design Trends will no longer supply its mix and match portable lamp program to an additional three regional distribution centers. Such distribution centers currently serve, in the aggregate, approximately 265 Lowe’s stores. As a result, Design Trends’ mix and match portable lamp program will not be available in such stores. However, Design Trends continues to be the primary vendor to Lowe’s for the mix and match portable lamp program, and such program will continue to be available in approximately 722 Lowe’s stores. In addition, according to publicly available information, Lowe’s has indicated that it will open 150 stores in 2005. Management anticipates that Design Trends will obtain product placements in approximately 63% or 94 of the new stores Lowe’s opens, assuming Lowe’s opens all 150 new stores.

Management understands that in mid-August 2005, Lowe’s will be rolling out a mix and match portable lamp program of a Design Trends’ competitor to replace the Design Trends program in the affected Lowe’s stores. Management further understands that the reason for the roll out of the competitor’s product is to conduct a more thorough test, comprised of multiple markets nationally, to determine the effectiveness and productivity of the competitor’s product versus Design Trends’ mix and match portable lamp program. Management further understands that such test will continue approximately through mid-February 2006.

Management of the Company has estimated that the three regional distribution centers contributed $4,465,000 or 5.3% of consolidated net sales for the nine months ended March 31, 2005 and $6,265,000 or 5.2% of consolidated net sales in fiscal 2004. On a fully diluted basis, management has estimated that the annual earnings impact will be between $0.06 to $0.07 per share.

Based on historical sales data, management has estimated that each regional distribution center contributes on average between $1.7 million and $2.4 million to net sales annually.

At this time the Company has been given no indication as to what decisions will be made by Lowe’s regarding the future of the Design Trends program as of the end of the “test period.” Depending on test results, Lowe’s could decide to do the following:

•	Maintain the distribution as implemented in mid-August 2005,

•	Increase the distribution of the Design Trends’ program to additional or all regional distribution centers, or

•	Increase the distribution of the competitor’s program to additional or all regional distribution centers.

Management believes that Design Trends remains competitive in its product offerings and provides its customers, in particular Lowe’s, the best opportunity to realize a satisfactory return on investment in the mix and match portable lamp product category. However, management cannot speculate as to whether or not Lowe’s, or any other customer, will make decisions regarding Design Trends’ products based on objective sales related information, or based on other factors unknown to management at this time. Design Trends continues to be invited to participate in scheduled line reviews at Lowe’s for its existing and new product lines.

Gross Profit. Gross profit of the Company as a percentage of sales increased to 29.9% of net sales for the nine months ended March 31, 2005, compared to 29.5% for the same period of 2004. Gross profit as a percentage of sales of the Craftmade segment decreased to 37.3% for the nine months ended March 31, 2005, compared to 39.4% for the same period of 2004. The decline in the gross margin of the Craftmade segment was partially due to an increase in outbound freight as a percentage of net sales, but primarily due to increased product costs from a weaker U.S. dollar compared to the Taiwan dollar. In addition, gross profit margins were impacted by decreasing margins in the portion of sales driven by Craftmade’s builders’ model ceiling fans, whose sales are more sensitive to price increases which would offset the increased product costs. The Company anticipates that margins for the remainder of fiscal 2005 for the Craftmade segment will stabilize in the fourth quarter due to a price increase effective on March 1, 2005 that was approximately equal to the higher product costs.

The gross profit of the TSI segment increased to 23.4% of sales for the nine months ended March 31, 2005, compared to 21.8% of sales in the year ago period. The increase was due to the following:

(i)	a $2,100,000 charge that reduced gross sales incurred in connection with the rollout of a new product to a customer of PHI in the quarter ended December 31, 2003, and

(ii)	a 1.2% increase in product margin as a percentage of gross sales, primarily from the semi-annual reset of Design Trends’ mix and match portable lamp program at the largest mass retail customer.

These benefits were offset by the implementation of a markdown accrual on sales to TSI’s largest mass retail customer that totaled 2.9% of gross sales in the nine months ended March 31, 2005 from 0.0% of gross sales in the prior year period. For the remainder of fiscal 2005, gross profit as a percentage of sales of the TSI segment is expected to remain consistent with the first nine months of the fiscal year.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $1,200,000 to $14,807,000 or 17.5% of net sales for the nine months ended March 31, 2005 from $13,607,000 or 15.3% of net sales for the same nine month period last year. The increase in SG&A came from the Craftmade segment, partially offset by a decrease in SG&A by the TSI segment.

Total SG&A expense of the Craftmade segment increased $1,454,000 to $9,461,000 or 23.9% of sales compared to $8,007,000 or 20.5% of sales for the same period in the previous year. The increase in SG&A of the Craftmade segment can be summarized as follows (in thousands):

			Increase
	Nine Months Ended		Over
	March 31,		Prior Year
	2005	2004	Period
Accounting & legal	$1,852	$685	$1,167
Salaries and wages	2,975	2,664	311
Other	4,634	4,658	(24)

	$9,461	$8,007	$1,454

Higher accounting and legal fees were primarily due to an increase in costs incurred with respect to the Company’s independent auditors, outside legal counsel, and management consultants. These increased costs were incurred in order to address internal controls issues, the evaluation by the Company’s management and independent auditors of the proper interpretation of FIN 46 with respect to the Company’s 50% owned subsidiaries, and an increase in cost to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The costs related to Section 404 was allocated entirely to the Craftmade segment; no allocation was made to the TSI segment for the portion of expenses related to accounting and legal fees, including compliance costs for Section 404.

The increase in salaries and benefits was impacted by the severance agreement with the Company’s former Chief Financial Officer that totaled $174,000 in the second quarter of fiscal 2005 and higher salaries and wages from the addition of seven Teiber employees in March 2005.

Total SG&A expenses of the TSI segment decreased $254,000 to $5,346,000 or 11.9% of sales for the nine month period ended March 31, 2005 from $5,600,000 or 11.2% of sales for the same period in the previous year. The decrease in SG&A expenses of the TSI segment between periods can be summarized as follows (in thousands):

			Decrease
	Nine Months Ended		Over
	March 31		Prior Year
	2005	2004	Period
Salaries and wages	1,670	2,015	(345)
Other	3,676	3,585	91

	$5,346	$5,600	$(254)

Salaries and wages were lower as the result of lower headcount from the closure of the California office in October 2003 and related severance paid in the prior year.

The Company anticipates that its SG&A expenses to increase in the remaining quarter of the year primarily as a result of higher costs from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense. Net interest expense of the Company increased $168,000 to $733,000 for the nine months ended March 31, 2005 from $565,000 for the same six-month period last year. This increase was primarily the result of higher outstanding balances from the Company’s revolving line of credit, combined with higher interest rates in effect during the period.

Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries decreased $336,000 to $2,420,000 for the nine months ended March 31, 2005 from $2,756,000 for the same period in the previous year. The decline was primarily related to the decline in sales and gross profit of Design

Trends, as discussed above.

Provision For Income Taxes. The provision for income tax was $2,466,000 or 36.1% of income for the nine months ended March 31, 2005, compared to $3,426,000 or 38.3% for the same period of the prior year. The improvement in income taxes as a percentage of income resulted from lower franchise state tax.

Liquidity and Capital Resources

The Company’s cash increased $92,000 from $5,838,000 at June 30, 2004 to $5,930,000 at March 31, 2005. The Company’s operating activities provided cash of $7,383,000, which was primarily attributable to income from operations before minority interest expense.

The $4,067,000 of cash used in investing activities primarily related to cash used to fund the acquisition of Bill Teiber Co. There were also additions to property and equipment, which consisted primarily of purchases of computer equipment and office furniture, and additions to other intangibles which consisted of the purchases of patents.

Cash used in financing activities of $3,224,000 was primarily the result of (i) principal payments on the Company’s notes payable of $2,191,000, (ii) repurchases of the Company’s outstanding common stock of $2,925,000, (iii) cash dividends of $1,538,000, and (iv) distributions to minority interest members of $1,395,000. These amounts were partially offset by (i) net proceeds from the Company’s revolving lines of credit of $4,519,000 and (ii) proceeds from stock options exercised of $306,000.

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

Management anticipates that future cash flows will be used primarily to retire existing debt, pay dividends, fund potential acquisitions and distribute earnings to minority interest members.

At March 31, 2005, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”) at an interest rate of prime (5.75% at March 31, 2005) less 0.5%, of which $19,096,000 was outstanding. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature on October 31, 2005. On February 28, 2005, the line of credit was amended to provide, among other things, a $3.0 million increase in the commitment initially through March 31, 2005. The increase was subsequently extended through May 31, 2005. The amended agreement stipulates that the Company will not repurchase Company common stock if its debt to tangible net worth ratio exceeds 3.0 to 1.0. Based on the criteria in the amended agreement, the Company’s debt to tangible net worth ratio totaled 4.0 to 1.0 at March 31, 2005. Managements anticipates that the Company may be able to lower this ratio to 3.0 to 1.0 or below within three to six months.

Under this line of credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $191,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $955,000.

At March 31, 2005, Design Trends had a $2,000,000 loan agreement with Frost, of which none had been utilized. Design Trends can borrow under this loan subject to continued compliance with certain covenants.

One of the Company’s 50%-owned subsidiaries, PHI, has a $2,000,000 line of credit (the “$2 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the Monthly LIBOR index plus 2%, which expires October 15, 2005. There was an outstanding balance of $1,548,000 at March 31, 2005.

In addition, PHI has a $500,000 three-year note payable to Wachovia (the “$500,000 Note”) maturing on July 29, 2005, of which $69,000 was outstanding at March 31, 2005. The $500,000 Note bears interest at a rate equal to one-month LIBOR plus 2.5%.

Furthermore, PHI entered into a loan agreement with Wachovia (the “$2.1 Million Note”) whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. The $2.1 Million Note bears interest at a rate equal to the one-month LIBOR plus 2.5%. At March 31, 2005, there was a $525,000 balance outstanding under the $2.1 Million Note, which was scheduled to mature on March 15, 2005, but was extended through September 15, 2005. The PHI members agreed to be guarantors of the $2 Million Line of Credit, the $500,000 Note and the $2.1 Million Note for business purposes in order to induce the lender to provide these loans to PHI.

Under the amounts outstanding of the $2 Million Line of Credit, $500,000 Note and $2.1 Million Note, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $21,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $107,000.

At March 31, 2005, $2,824,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

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

TSI maintained inventory levels of $4,683,000 at March 31, 2005. TSI’s sales are highly concentrated with one mass retail customer. Should the revenues generated by TSI from its programs with this customer be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.

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

USD:TWD
December 31, 2003	$34.11
March 31, 2004	33.18
June 30, 2004	33.75
September 30, 2004	33.99
December 31, 2004	31.98
March 31, 2005	31.88

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

During the fiscal quarter ended March 31, 2005, the Company purchased approximately $5,089,000 of products from Fanthing. Under the Company’s understanding with Fanthing, each $1 incremental appreciation of the Taiwan dollar would result in an estimated annualized net increase in cost of goods sold of approximately $509,000, based on the Company’s purchases during the fiscal quarter ended March 31, 2005 on an annualized basis. A $5 incremental appreciation of the Taiwan dollar would result in an estimated annualized increase in cost of goods sold of approximately $2,545,000, based on the Company’s purchases during the fiscal quarter ended March 31, 2005 on an annualized basis. A $10 incremental appreciation of the Taiwan dollar would result in an increase of approximately $5,089,000 on an annualized basis, based on the Company’s purchases during the fiscal quarter ended March 31, 2005 on an annualized basis. These amounts are estimates of the financial impact of an appreciation of the Taiwan dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Fanthing for the fiscal quarter ended March 31, 2005. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

Other market risks at March 31, 2005 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission on September 28, 2004.

For a discussion of the effects of hypothetical changes in interest rates, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

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

Change in Internal Control over Financial Reporting

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2004, PricewaterhouseCoopers, LLP (“PwC”), the Company’s registered independent public accounting firm, informed the Company’s Audit Committee that it believed that the personnel and management of the Company who perform its accounting and financial reporting functions were not sufficiently expert in U.S. GAAP and the requirements of the SEC and the Public Company Accounting Oversight Board, and this lack of expertise represented a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

As a result of the remediation efforts mentioned above and more fully described in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 filed with the SEC on November 9, 2004, management of the Company believes that its internal controls and procedures over financial reporting have been strengthened and functioned better during the period covered by this Quarterly Report, as compared to recent reporting periods.

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

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

As more fully described in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, on August 8, 2001, Lamps Plus, Inc. and Pacific Coast Lighting (collectively, “Lamps Plus”) sued several defendants, including Patrick S. Dolan, Dolan Northwest, LLC, Design Trends, and Craftmade International, Inc. (collectively, the “Craftmade Parties”), for alleged patent infringement in the United States District Court for the Northern District of Texas. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees against the Craftmade Parties. Dolan, Design Trends, and Craftmade have appealed the Judgment and Order. However, the outcome of this appeal is uncertain.

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

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

Item 5. OTHER INFORMATION.

Not Applicable

Item 6. EXHIBITS.

Exhibits

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post

Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.2	Agreement for the Purchase and Sale of Personal Goodwill by and between Teiber Lighting Products, Inc. and Todd Teiber dated March 1, 2005, previously filed as Exhibit 10.2 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.3	Agreement for the Purchase and Sale of Personal Goodwill by and between Teiber Lighting Products, Inc. and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.3 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.4	Consulting Agreement dated March 1, 2005 by and among Craftmade International, Inc., Teiber Lighting Products, Inc. and Todd Teiber, previously filed as Exhibit 10.4 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.5	Employment Agreement dated March 1, 2005 by and among Craftmade International, Inc., Teiber Lighting Products, Inc. and Edward Oberstein, previously filed as Exhibit 10.5 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.6*	Promissory Note dated February 25, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.7*	Third Amendment to Loan Agreement dated February 25, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.8*	Arbitration and Notice of Final Agreement dated February 25, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.9*	Renewal and Extension Agreement dated March 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.10*	Arbitration and Notice of Final Agreement dated March 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brad D. Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brad D. Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: May 10, 2005	/s/ James R. Ridings

JAMES R. RIDINGS
President and Chief
Executive Officer

Date: May 10, 2005	/s/ Brad D. Heimann

BRAD D. HEIMANN
Executive Vice President and
Interim Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667) and incorporated by reference herein.

10.1	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.2	Agreement for the Purchase and Sale of Personal Goodwill by and between Teiber Lighting Products, Inc. and Todd Teiber dated March 1, 2005, previously filed as Exhibit 10.2 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.3	Agreement for the Purchase and Sale of Personal Goodwill by and between Teiber Lighting Products, Inc. and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.3 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.4	Consulting Agreement dated March 1, 2005 by and among Craftmade International, Inc., Teiber Lighting Products, Inc. and Todd Teiber, previously filed as Exhibit 10.4 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.5	Employment Agreement dated March 1, 2005 by and among Craftmade International, Inc., Teiber Lighting Products, Inc. and Edward Oberstein, previously filed as Exhibit 10.5 to Form 8-K dated March 1, 2005 (File No. 000-26667) and incorporated by reference herein.

10.6*	Promissory Note dated February 25, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.7*	Third Amendment to Loan Agreement dated February 25, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

Exhibit
Number	Description
10.8*	Arbitration and Notice of Final Agreement dated February 25, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.9*	Renewal and Extension Agreement dated March 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.10*	Arbitration and Notice of Final Agreement dated March 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brad D. Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brad D. Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.