Form 10-K
period 2005-06-30
CRAFTMADE INTERNATIONAL INC
filed 2005-09-20
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR I5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
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
Securities registered pursuant to Section 12 (b) of the Act:
None
Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value	NASDAQ National Market System
$0.01
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004 was $98,395,208 based upon the closing price of the common stock on the NASDAQ National Market System.
The number of shares outstanding of the registrant’s $.01 par value common stock as of August 31, 2005 was 5,200,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement pertaining to the Registrant’s 2004 annual meeting of stockholders are incorporated by reference into Part III of this report.

Certification of James R. Ridings, Pursuant to Section 302
Certification of Brad Dale Heimann, Pursuant to Section 302
Certification of James R. Ridings, Pursuant to Section 906
Certification of Brad Dale Heimann, Pursuant to Section 906

PART I
ITEM 1. BUSINESS.
The Company
Craftmade International, Inc. was incorporated in the state of Texas in July 1985, reincorporated in the state of Delaware in December 1991, and is organized into two operating segments: Craftmade International, Inc. (“Craftmade”) and Trade Source International, Inc. (“TSI”). See Note 13 - Segment Information in the Notes to Consolidated Financial Statements for certain financial information about the Company’s two segments. Craftmade, TSI, their wholly-owned subsidiaries, and its two 50% owned limited liability companies (“LLC’s”) are collectively referred to as the “Company”.
Craftmade — Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bath-strip lighting and related accessories to a nationwide network of over 1,600 lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. Craftmade completed an arrangement with Fanthing Electrical Corp. (“Fanthing”), which is located in Taichung, Taiwan, in August 1986 for the manufacture of ceiling fans designed to Craftmade’s specifications. Craftmade’s ceiling fan product line consists of over two dozen series of premium priced to lower priced ceiling fans and is distributed under the Craftmade® trade name. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bath-strip lighting and over forty designs of outdoor lighting are marketed under its Accolade® trade name. Craftmade purchases substantially all of its light kits from Sunlit Industries (“Sunlit”), in Taipei, Taiwan. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management’s judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. Through is acquisition of Bill Teiber Co., Inc., Craftmade is now able to offer its current customers light bulbs, door chimes, ventilation systems and other lighting accessories. Craftmade’s national sales organization, which consists of 35 independent sales groups employing approximately 65 sales representatives, markets its products to its distribution network of lighting showrooms and electrical wholesalers.
TSI — TSI is principally engaged in the design, distribution and marketing of outdoor and indoor lighting and various fan accessories and lamp parts to mass merchandisers. TSI’s outdoor lighting consists of numerous lighting programs distributed to mass merchandisers in a variety of designs and decorative finishes. The indoor lighting product line includes ceiling mount lighting fixtures and bath-strip lighting. TSI purchases all of its products from manufacturers located in China.
50% Owned Limited Liability Companies — The Company has a 50% ownership interest in each of two entities, Prime/Home Impressions, LLC (“PHI”) and Design Trends, LLC (“Design Trends”), which are part of the TSI segment:
PHI — PHI markets programs of fan accessories and lamp parts including decorative pull-chains, replacement switches, blade arms, blades and ceiling medallions. All of PHI’s sales are to mass merchandisers.
Design Trends — Design Trends markets indoor lighting, including portable table lamps, floor lamps, chandeliers and wall sconces designed by Patrick Dolan. Substantially all of Design Trends’ sales are to mass merchandisers.
The TSI segment includes the Trade Source entity which is wholly-owned by the Company and the PHI and Design Trends limited liability companies. Hereafter, TSI refers to the segment and Trade Source to the entity.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website at http://www.craftmade.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Craftmade Products
Ceiling Fans — Craftmade’s ceiling fan product line consists of over two dozen fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade’s fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade’s light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Constantina, Crescent and Presidential series to various lower-end builder series. Craftmade’s fans come in five motor sizes, five blade sizes and over two dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Ceiling fans accounted for 29%, 29% and 30% of the Company’s sales for fiscal years 2005, 2004 and 2003, respectively.
Light Kits — Craftmade markets nearly eighty models of light kits, which consist of glass shades and filters, in various colors that may be utilized with Craftmade’s ceiling fans or other ceiling fans.
Bath-strip Lighting — Craftmade markets nearly two dozen series of bath-strip lighting in different lengths and decorative finishes under the Accolade® trade name. Craftmade plans to add finishes and series from time to time based on customer demand.
Outdoor Lighting — Craftmade markets over forty designs of outdoor lighting in different decorative finishes under the Accolade® trade name. Other outdoor products are also marketed under the TSI Prime brand, or under the retailers’ private label. Styles of outdoor lighting fixtures include wall-mount, pendant and post-mount. Craftmade plans to add finishes and designs from time to time based on customer demand.
Teiber Light Bulbs — Through the acquisition of Bill Teiber Co., Inc. (“Teiber”) on March 1, 2005, Craftmade offers 2,000 different light bulbs and complimentary lighting products as well as an extensive line of door chimes, pushbuttons, ventilation systems and smoke alarms.
Accessories — Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal down-rods for use with ceiling fans.
TSI Products
Indoor Lighting — During fiscal year 2000, the Company began marketing floor and table lamps, chandeliers and wall sconces designed by Patrick Dolan to various mass merchandisers through Design Trends, a 50% owned limited liability company. TSI’s sales of indoor lighting represented 36%, 39% and 37% of the Company’s sales in fiscal year 2005, 2004 and 2003, respectively. TSI’s portable lamp program, which is a significant part of the TSI’s indoor lighting program, is merchandised in a mix and match system that enables the consumer to customize a lamp base and shade combination. Lamp shades are displayed separately on a revolving carousel that economizes space. The smaller packaging of the lamp bases enables the retailer to display a greater number of SKUs in the same amount of space. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes.
Outdoor Lighting — TSI markets over sixty designs of outdoor lighting in a variety of decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand, as well as the retailers’ private label brands. The outdoor lighting is designed for either wall mounting or as a post-mounted fixture. TSI’s sales of outdoor lighting represented 7% of the Company’s sales in fiscal year 2005, and 10% and 11% of the Company’s sales in fiscal year 2004 and 2003, respectively.

Accessories — TSI also markets programs of fan accessories and lamp parts, including universal downrods, pull-chains and ceiling medallions, to various mass merchandisers through PHI. TSI’s accessories sales represented less than 10% of the Company’s sales in each of the fiscal years 2005, 2004 and 2003.
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
Craftmade’s wall controls, timers and switches as well as certain of its ceiling fan blades, are manufactured by companies based in the United States. Craftmade offers a variety of custom blade sets in various sizes and finishes. The finished products are packaged and labeled under the Craftmade brand name.
Craftmade purchases Teiber light bulbs, door chimes, pushbuttons, ventilation systems, smoke alarms and complimentary lighting products from several manufacturers located in Asia.

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
Distribution
Craftmade’s products are marketed through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, bath strips, outdoor lighting and accessories are distributed through 35 independent sales groups on a national basis. Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 65 sales representatives, who represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During each of fiscal years 2005, 2004 and 2003, no single lighting showroom or electrical wholesaler accounted for more than 3% of Craftmade’s sales.
Sales representatives are carefully selected and continually evaluated in order to promote high-level representation of Craftmade’s products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market Craftmade’s products. Additional training, especially for a new product series, is provided on a regular basis at semi-annual trade shows held throughout the United States. Management believes it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to Craftmade and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of Craftmade’s products, as well as the ongoing administrative and marketing support that Craftmade provides to its sales representatives.
All of TSI’s sales are to mass merchandisers with two customers comprising the most significant portion of TSI’s and the Company’s sales, as follows:

	Lowe’s Companies		Wal-Mart
		Percent of		Percent of
Fiscal	Percent of	Consolidated	Percent of	Consolidated
Year	TSI’s Sales	Sales	TSI’s Sales	Sales
2005	73%	40%	18%	10%
2004	75%	42%	15%	8%
2003	70%	39%	17%	9%
The majority of TSI’s sales are by direct shipment. The remaining sales are shipped from the Company’s Coppell, Texas facility. TSI utilizes an internal sales force to market its products and sales representatives to service specific mass merchandiser locations.

Marketing
Craftmade relies primarily on the reputation of its ceiling fans, outdoor lighting and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of its products. The principal markets for Craftmade’s products are the new home construction, remodeling and replacement markets. Craftmade utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog. Craftmade also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (in January and June) and maintains a showroom at the Dallas Trade Mart. Craftmade provides warranties ranging from 30 years to lifetime on the fan motor of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. Craftmade also provides a limited lifetime warranty on its higher-end series of fans. The Company’s management believes these warranties are highly attractive to both dealers and consumers.
TSI relies primarily on the reputation of its products, merchandising concepts and the relationship it has with its mass merchandiser customers with respect to its sales. TSI participates in advertising programs and special promotions performed by its customers. TSI also promotes its product line at semi-annual trade shows in Dallas (in January and June) and utilizes Craftmade’s showroom at the Dallas Trade Mart.
The Company has a 48-hour product shipment policy. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.”
For information concerning revenues of the Company attributable to foreign and domestic customers, along with information concerning foreign and domestic long-lived assets of the Company, see Note 13 — Segment Information in the Notes to Consolidated Financial Statements.
Product Expansion
Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During fiscal year 2005, Craftmade introduced six new series of fans: Sommerset, Triumph, Chamberlain, Salerno, Fiori and Chalice. Craftmade also added three new custom finishes: burnt sienna, aged bronze and saddle leather. In addition, Craftmade increased its selections of complimentary products such as specialty light fixtures, including bath bars and outdoor lighting. The Company’s management will continue to search for opportunities for product expansion that it considers complementary to the Company’s existing product lines.
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
The mass merchandiser market is also highly competitive. TSI and Design Trends have numerous competitors, which are located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer’s Fountain, Murray Feiss, Catalina, Juno and Minka. In addition, mass merchandisers themselves will, at times, compete directly against TSI and Design Trends by purchasing private label products from Asian factories that are not TSI vendors. However, the Company’s management believes that TSI has positioned itself with its customers in a manner that reduces some of the risks involved with competing in the mass merchandiser market, primarily by offering patented display systems and packaging that the Company management believes other companies cannot offer.
Independent Safety Testing
All of the ceiling fans, outdoor lighting, light kits and lamps sold by the Company in the United States are tested by Underwriter’s Laboratories (“UL”), which is an independent non-profit corporation which tests certain products, including ceiling fans and lighting fixtures, for public safety. Under its agreement with UL, the Company voluntarily submits its products to UL, and UL tests the products for safety. If the product is acceptable, UL issues a listing report that provides a technical description of the product. UL provides the manufacturers with procedures to follow in manufacturing the products. Electrical products that are manufactured in accordance with the designated procedures display the UL listing mark, which is generally recognized by consumers as an indication of a safe product and which is often required by various governmental authorities to comply with local codes and ordinances. The contract between the Company and UL provides for automatic renewal unless either party cancels as a result of default or gives applicable prior notice.
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
Patents and Trademarks
The Company has patented certain of its product designs and the functional features of some of its products. The expiration dates of Craftmade’s patents (excluding pending applications) currently range from 2008 to 2022. In addition, Fanthing holds certain Taiwanese patents covering specific technology employed in Craftmade ceiling fans, but the Company’s management does not believe that such patents are material to the production of Craftmade products. From time to time, the Company also enters into license agreements with various designers of the Company’s products, including license agreements concerning licenses on patents for eight series of fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade ®, Accolade ® and Durocraft ®, along with the product names of certain of its designs, with the United States Patent and Trademark Office.
Design Trends merchandises its portable lamp program in a patented display system that makes more efficient use of the retailer’s space than conventional lighting displays. The Company’s management believes that the display patent is material to Design Trends’ business.

Employees
As of June 30, 2005, the Company employed a total of 130 full time employees, including 5 executive officers (one of whom is a TSI officer), 18 managers, 26 clerical and administrative personnel, 23 marketing personnel, 46 warehouse personnel and 12 Design Trends/shipping/production personnel. The Company’s employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.
ITEM 2. PROPERTIES.
The Company’s headquarters are located in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space, which is owned by the Company and is used by both Craftmade and TSI. The Company’s management believes that this Company-owned facility will be sufficient for its purposes for the foreseeable future. See Note 5 — Revolving Lines of Credit and Notes Payable in the Notes to Consolidated Financial Statements for a discussion of the Company’s term loan used to finance the Company’s acquisition of this facility.
The Company also leases permanent display facilities at the Dallas Trade Mart, which are used by both Craftmade and TSI. The lease provides for monthly rental payments of $6,632 per month from May 1, 2003 through April 30, 2004 and $6,831 from May 1, 2004 through April 30, 2005, with three percent annual increases thereafter. Current rent is $7,036 per month. The lease expires April 30, 2007.
In conjunction with the acquisition of Teiber, the Company assumed a lease adjacent to its original space at the Dallas Trade Mart. This display facility will be used by Teiber Lighting Products. The lease provides for rental payments of $1,199 per month from November 1, 2004 through October 31, 2005; $1,235 per month from November 1, 2005 through October 31, 2006; $1,272 per month from November 1, 2006 through October 31, 2007; and $1,310 per month from November 1, 2007 through April 30, 2008. The lease expires on April 30, 2008.
Also in connection with the acquisition of Teiber, the Company assumed a lease consisting of a 42,320 square foot facility used by the Company as additional warehouse space. The lease provides for rental payments of $14,741 per month from August 1, 2001 through July 31, 2007. The lease expires on July 31, 2007.
ITEM 3. LEGAL PROCEEDINGS.
On August 8, 2001, Lamps Plus, Inc. and Pacific Coast Lighting (collectively “Lamps Plus”) sued several defendants, including Patrick S. Dolan, Dolan Northwest, LLC, Design Trends, and Craftmade (collectively, the “Craftmade Parties”), for alleged patent infringement in the United States District Court for the Northern District of Texas. The suit alleged that the Craftmade Parties infringed two patents — a design patent and a utility patent — held by Lamps Plus related to a design for a free-standing torchiere lamp with attached sidelights. The suit sought a declaration that the two patents were infringed, treble damages, a preliminary and permanent injunction from further alleged infringement, attorneys’ fees and other unspecified damages. The Craftmade Parties denied the allegations of patent infringement, asserting affirmative defenses and counterclaimed for a declaration that the patents are invalid, not infringed and unenforceable.
On November 3, 2003, the lawsuit went to trial and on November 20, 2003, the jury found that the Craftmade Parties directly and indirectly infringed the utility patent with four of the five lamp models, and that their infringement was willful. The jury found that the Craftmade Parties did not infringe the design patent for any of the five accused lamp models. The jury further found that neither patent was invalid or unenforceable, and awarded damages against the Craftmade Parties, jointly and severally, in the amount of $143,385. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. The Craftmade Parties have been enjoined from selling infringing lamps including 4 of the 5 models at issue in the case. Management believes that the exclusion of these lamp models would not have a material adverse effect on the business of the Company. The Craftmade Parties have appealed the Judgment and Order. The outcome of this appeal is uncertain.
With regard to the foregoing litigation (the “Lawsuit”), the Craftmade Parties entered into an agreement (the “Agreement”), that sets forth the responsibilities of the Craftmade Parties for payment of additional fees, costs and expenses of the Lawsuit, along with the rights to any recovery that might be had by reason of the Lawsuit. Pursuant to the Agreement, Design Trends (which is owned jointly by Craftmade and Dolan Northwest, LLC) agreed to pay the first $150,000 of legal fees and expenses incurred by the Parties after February 21, 2003. On April 16, 2003, Dolan Northwest became responsible for all legal fees and expenses incurred by the Craftmade Parties in connection with the Lawsuit from that date forward, and agreed to indemnify and hold harmless Craftmade and Design Trends from and against any and all claims, liabilities or losses arising out of the legal fees and expenses incurred in the defense of the Lawsuit after February 21, 2003.

Pursuant to the Agreement, Dolan Northwest is solely responsible for the payment of any judgment which may be rendered in the Lawsuit against any of the Craftmade Parties and has agreed to indemnify and hold harmless Craftmade and Design Trends from and against any and all liabilities, losses, damages, costs or other expenses associated with said judgment. Dolan Northwest is also responsible for all additional legal fees and expenses (including any supersedeas bond posted), which may be incurred in the prosecution or defense of any appeal, perfected by any party to the Lawsuit. Dolan Northwest has additionally agreed to assume and be responsible for all obligations of Design Trends to indemnify Lowe’s Companies, Inc. or any of its subsidiaries for any loss or damage incurred as a result of the Lawsuit. In the event of a recovery in the Lawsuit in favor of any or all of the Craftmade Parties, Dolan is entitled to retain all of the proceeds of such recovery. Pursuant to this agreement, Dolan Northwest filed a deposit in lieu of supersedeas bond with the court on March 23, 2005.
As an accommodation and convenience to Dolan Northwest, Design Trends has agreed to advance the funds necessary to pay the legal fees and expenses for which Dolan Northwest will be responsible as well as any final judgment that may be entered against any of the Craftmade Parties in the Lawsuit. Any such advances have been and will continue to be treated by Design Trends as loans and are charged against Dolan Northwest’s capital account in Design Trends. In the event that Dolan Northwest’s capital account is insufficient to pay any such fees and expenses for which Dolan Northwest is responsible under the Agreement, Design Trends shall notify in writing both Patrick Dolan and Dolan Northwest of such deficiency and Dolan Northwest shall reimburse Design Trends for any such fees and expenses (including any final judgment) within ten days. Patrick Dolan has agreed to unconditionally guarantee the obligations of Dolan Northwest under this Agreement. In the event that both Dolan Northwest and Patrick Dolan become insolvent or otherwise unable to pay their debts, such obligations could become a liability of Design Trends and Craftmade. However, management does not believe these potential liabilities would be material to the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The initial public offering price of the Company’s common stock, $0.01 par value per share (“Common Stock”) in April 1990 was $1.55 per share, adjusted for the Company’s three-for-two stock splits effective October 30, 1998 and October 31, 1997. The Common Stock trades on Nasdaq National Market System under the symbol CRFT.
The following table sets forth, for the periods indicated, the high and low bid information per share of Common Stock on the Nasdaq National Market System, and dividends paid per share of Common Stock.

			Dividends
	High	Low	Per
	Bid	Bid	Share
Fiscal Year Ended June 30, 2004
First Quarter	$23.73	$17.32	$0.10
Second Quarter	27.75	22.03	0.10
Third Quarter	29.40	24.00	0.10
Fourth Quarter	27.57	19.79	0.10

Fiscal Year Ended June 30, 2005
First Quarter	$22.87	$18.51	$0.10
Second Quarter	25.16	16.15	0.10
Third Quarter	23.24	19.13	0.10
Fourth Quarter	22.74	14.00	0.10
Computershare Investor Services, Two North LaSalle Street, Chicago, Illinois 60602, is the transfer agent and registrar for the Common Stock.
Holders
On June 30, 2005, there were 99 holders of record of the Common Stock.
Issuer Purchases Of Equity Securities
There were no purchases of equity securities during the quarter ended June 30, 2005.
Equity Compensation Plans
See Item 12.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data in the tables below are for the five fiscal years ended June 30, 2005. The data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included herein.

	For the year ended June 30,
	(In thousands, except per share data)
	2005	2004	2003	2002	2001
	(1)		(2)	(2)	(2)
Selected operating results
Net sales	$116,756	$121,238	$109,033	$106,050	$93,477
Gross profit	35,446	35,910	35,394	31,923	30,357
Minority interest	3,775	3,719	4,235	2,516	1,954
Net income	6,427	7,646	6,846	6,160	4,687
Basic earnings per common share	1.26	1.43	1.24	1.04	0.79
Diluted earnings per common share	1.26	1.42	1.23	1.03	0.79
Cash dividends declared per common share	0.40	0.40	0.28	0.28	0.25
Basic common shares outstanding	5,095	5,336	5,512	5,937	5,933
Diluted common shares outstanding	5,115	5,383	5,568	6,001	5,942

Summary Balance Sheet
Current assets	$50,595	$41,454	$35,804	$35,395	$42,214
Total assets	70,815	55,254	51,443	53,298	59,129
Current liabilities	40,600	31,768	22,329	22,685	31,981
Long-term debt	1,551	2,949	4,517	5,746	8,076
Stockholders’ equity	24,373	18,339	20,538	22,624	17,782
Book value per common share	4.78	3.44	3.73	3.81	3.00

(1)	Fiscal 2005 includes the results of operations and net assets acquired of Bill Teiber Co., Inc.

(2)	Amounts have been restated to incorporate the effects of FIN 46R. See Critical Accounting Policies and Estimates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Cautionary Statement
With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the dependency of TSI, PHI and Design Trends on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company’s primary vendors) and changes in the foreign currency exchange rate between the U.S. and Taiwan dollar, declining conditions in the home construction industry, inability to realize deferred tax assets, labor strikes, lockouts, and other labor slow downs, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion, disruption or failure of management information systems, fluctuation of the results of operations from quarter to quarter, restrictions of the Company’s credit facility could restrict operational flexibility, retention of key personnel, as well as other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. When used in this document, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Craftmade or its management are intended to identify forward-looking statements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations following are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment changes. The Company’s management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies.
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
As part of its revenue recognition policy, the Company records an accrual of estimated incentives payable to its customers as a reduction of revenue at the time the related revenues are recorded. The Company bases its estimates on contractual terms of the programs and estimated or actual sales to individual customers. Actual incentives payable in any future period are inherently uncertain and, thus, may differ from its estimates. If actual or expected incentives were significantly greater than the reserves the Company had established, the Company would record a reduction to net revenues in the period in which the Company made such determination.
In addition to various incentive programs, from time to time the Company is required to provide mark-down funds to certain of its mass retail customers to assist them in clearing slow-moving inventory. These mark-down funds are recorded as a reduction of revenue in the period in which they are granted. In March 2004, the Company began to estimate and record reductions to revenue for these mark-down funds that it records when the revenue is recorded because based on its past practice these mark-down funds were estimable and considered likely to be granted.
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
Income Taxes
The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign investees. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized. Tax authorities may not always agree with the tax positions taken by the Company. The Company believes it has adequate reserves in the event that a taxing authority differs with positions taken; however, there can be no assurance that the Company’s results will not be affected adversely. See Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements for additional information.

TSI’s 50% owned LLCs operate in the form of partnerships for tax purposes and, consequently, do not file federal income tax returns. Accordingly, the Company recognizes its share of their income and the related tax effects on its provision for income taxes.
Variable Interest Entities
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to the quarter ended March 31, 2004. Variable interest entities (“VIE’s”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIE’s with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
The Company has a 50% ownership interest in two limited liability companies, PHI and Design Trends. In connection with the adoption of FIN 46R, the Company concluded that PHI and Design Trends are VIE’s and that the Company is the primary beneficiary of each of PHI and Design Trends. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate PHI and Design Trends and restated its previously issued financial statements to reflect PHI and Design Trends as consolidated entities.

Overview
Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the fiscal year ended June 30, 2005, and the corresponding prior year period are summarized as follows (in thousands):

	Fiscal 2005			Fiscal 2004
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$55,663	$61,093	$116,756	$53,526	$67,712	$121,238
Cost of goods sold	35,352	45,958	81,310	32,501	52,827	85,328

Gross profit	20,311	15,135	35,446	21,025	14,885	35,910
Gross margin	36.5%	24.8%	30.4%	39.3%	22.0%	29.6%

SG&A	13,372	7,131	20,503	11,359	7,221	18,580
As a % of net sales	24.0%	11.7%	17.6%	21.2%	10.7%	15.3%

Interest	973	108	1,081	708	69	777
Depreciation	537	44	581	554	94	648

Income before minority interests and income taxes	$5,429	$7,852	13,281	$8,404	$7,501	15,905
Minority interests			3,775			3,719
Provision for income taxes			3,079			4,540

Net income			$6,427			$7,646

Results of Operations
Fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004.
Net Sales. Net sales for the Company declined $4,482,000, or 3.7%, to $116,756,000 for the fiscal year ended June 30, 2005, compared to $121,238,000 for the same period last year. The decline resulted from lower than expected sales in the TSI segment, partially offset by an increase in sales in the Craftmade segment.
Net sales from the Craftmade segment increased $2,137,000, or 4.0%, to $55,663,000 for the fiscal year ended June 30, 2005, from $53,526,000 for the same period last year. The increase resulted from $2,544,000 of incremental net sales from the acquisition of Teiber. The remaining $407,000 decrease in sales of the Craftmade segment resulted from a general decline across product lines.
Based on sales results from fiscal 2005, management anticipates that net sales from the Craftmade segment, excluding results from the Teiber acquisition, will improve in fiscal 2006 as newly introduced products become available, assuming continued strength in the housing sector and the overall U.S. economy. Management believes that the Teiber acquisition will continue to provide incremental growth opportunities throughout fiscal 2006.
Net sales of the TSI segment declined $6,619,000, or 9.8%, to $61,093,000 for the fiscal year ended June 30, 2005 from $67,712,000 for the same period last year, as summarized in the following table:

			Prime/	TSI
	Trade	Design	Home	Segment
	Source	Trends	Impressions	Total
Net sales fiscal 2004	$22,015	$36,422	$9,275	$67,712
Net sales fiscal 2005	21,688	28,782	10,623	61,093

Dollar change	(327)	(7,640)	1,348	(6,619)
Percent change	-1.5%	-21.0%	14.5%	-9.8%
The net decrease in sales of Trade Source resulted in part from (i) the reset of an outdoor lighting program at Lowe’s that occurred in fiscal 2004 that did not occur in fiscal 2005, (ii) a decrease in sales of the mix and match fan program to Wal-Mart and (iii) changes in buying patterns of promotional sales items to Lowe’s related to the retailer’s sales forecasts and targeted levels of replenishment inventory.
The change in net sales between periods was impacted by a charge that totaled $2,100,000. The charge decreased net sales in fiscal 2004 and was incurred in connection with the rollout of a new lamp replacement parts business to Lowe’s. As illustrated in the following table, PHI sales declined as a result of a benefit in the prior year from the rollout of the new lamp replacement parts business that did not occur in the current period. This rollout occurred in the second quarter of fiscal 2004 with pipeline fill continuing into the third quarter of fiscal 2004.

PHI
Net Sales
Net sales for fiscal 2004	$9,275
Add back: charge in connection with the rollout of the lamps replacement parts business in fiscal 2004	2,100
Net decrease in sales in fiscal 2005	(752)

Net sales for fiscal 2005	$10,623

The $7,640,000, or 21.0%, decline in Design Trends’ net sales was primarily due to changes in the buying pattern of Lowe’s. Management believes the changes are related to the retailer’s sales forecasts, targeted levels of replenishment inventory, targeted inventory turns and other factors that are beyond the Company’s control.
Lowe’s maintains a Better Alternative to Negotiated Agreement (“BATNA”) policy, which mitigates the risk associated with maintaining a sole supplier for a given product line. Pursuant to BATNA, the Design Trends’ mix and match lamp program exited 118 of Lowe’s stores that were located in the Midwestern region of the United States in the first quarter of fiscal 2005, and a competitor’s mix and match lamp program has replaced the Design Trends’ mix and match lamp program in such stores.
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
Management understands that in September 2005, Lowe’s will be rolling out a mix and match portable lamp program of a Design Trends’ competitor to replace the Design Trends program in the affected Lowe’s stores. Management further understands that the reason for the roll out of the competitor’s product is to conduct a more thorough test, comprised of multiple markets nationally, to determine the effectiveness and productivity of the competitor’s product versus Design Trends’ mix and match portable lamp program. Management further understands that such test will continue approximately through mid-February 2006.

Management of the Company has estimated that the three regional distribution centers contributed $6,279,000 or 5.4% of consolidated net sales in fiscal 2005, compared to $6,265,000 or 5.2% of consolidated net sales in fiscal 2004. On a fully diluted basis, management has estimated that the annual earnings impact will be between $0.06 to $0.07 per share.
Based on historical sales data, management has estimated that each regional distribution center contributes on average between $1.7 million and $2.4 million to net sales annually.
At this time Lowe’s has not given any indication to the Company as to what decisions will be made by Lowe’s regarding the future of the Design Trends program as of the end of the “test period.” Depending on test results, Lowe’s could decide to do any of the following:
•	Maintain the distribution as implemented in mid-August 2005;

•	Increase the distribution of the Design Trends’ program to additional or all regional distribution centers; or

•	Increase the distribution of the competitor’s program to additional or all regional distribution centers.
Management believes that Design Trends remains competitive in its product offerings and provides its customers, in particular Lowe’s, the best opportunity to realize a satisfactory return on investment in the mix and match portable lamp product category. However, management cannot speculate as to whether Lowe’s, or any other customer, will make decisions regarding Design Trends’ products based on objective sales related information, or based on other factors unknown to management at this time. Design Trends continues to be invited to participate in scheduled line reviews at Lowe’s for its existing and new product lines.
Future growth of the TSI division, exclusive of Design Trends, is contingent upon the success of the Company’s ongoing efforts to introduce new products to existing customers and to expand the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales increased to 30.4% for fiscal 2005, compared to 29.6% in fiscal 2004. Gross profit as a percentage of net sales of the Craftmade segment decreased to 36.5% for fiscal 2005, compared to 39.3% in fiscal 2004. The decline in the gross margin of the Craftmade segment was primarily the result of increased product costs due to a weaker U.S. dollar compared to the Taiwan dollar. The decline in the gross margin was partially due to an increase in outbound freight as a percentage of net sales. In addition, gross profit margins were impacted by decreasing margins in the portion of sales driven by Craftmade’s builders’ model ceiling fans, whose sales are more sensitive to price increases which would offset the increased product costs. The Company anticipates that margins for the Craftmade division will stabilize in the first quarter of fiscal 2006 due to a price increase that was approximately equal to the higher product costs effective from March 1, 2005.
The gross profit of the TSI segment increased to 24.8% of sales for fiscal 2005, compared to 22.0% of sales in the prior year, as summarized in the following table:

			Prime/	TSI
	Trade	Design	Home	Segment
	Source	Trends	Impressions	Total
Gross margin for fiscal 2004	15.8%	26.1%	20.3%	22.0%
Charge in connection with the rollout of the lamp replacement parts business in fiscal 2004	—	—	14.7%	2.3%
Net change in gross margin	1.0%	0.2%	2.1%	0.5%

Gross margin for fiscal 2005	16.8%	26.3%	37.1%	24.8%

The increase was primarily driven by the $2,100,000 charge that reduced gross sales in fiscal 2004 that was incurred in connection with the rollout of a new product to a customer of PHI as discussed above. The resulting increase in PHI’s gross margin resulted from a change in product mix to higher margin products.

The increase in gross margin at the Trade Source division resulted from a change in product mix.
Design Trends gross margin benefited from a $1,384,000 reduction in depreciation expense, The depreciation expense was recorded as a reduction of revenue and was related to display equipment in one customer’s retail stores. The reduction resulted from the equipment being fully depreciated. This benefit was offset by higher accruals for markdown money and price concessions provided to mass retail customers.
For fiscal 2006, gross profit as a percentage of sales of the TSI segment is expected to remain consistent with the 2005 fiscal year.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $1,923,000 to $20,503,000 or 17.6% of net sales for fiscal 2005 from $18,580,000 or 15.3% of net sales for the prior year.
Total SG&A expense of the Craftmade segment increased $2,013,000 to $13,372,000 or 24.0% of sales compared to $11,359,000 or 21.2% of sales for the same period in the previous year. The increase in SG&A of the Craftmade segment is summarized as follows (in thousands):

			Change
			From
	Fiscal	Fiscal	Prior Year
	2005	2004	Period
Accounting, legal and consulting	$3,371	$1,656	$1,715
Salaries and wages	3,981	3,517	464
Other	6,020	6,186	(166)

	$13,372	$11,359	$2,013

Higher accounting and legal fees were primarily due to an increase in costs incurred with respect to the Company’s management consultants, outside legal counsel and the Company’s independent auditors. These increased costs were incurred in order to address internal controls issues, the evaluation by the Company’s management and independent auditors of the proper interpretation of FIN 46 with respect to the Company’s 50% owned subsidiaries and an increase in cost to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
The increase in salaries and benefits was impacted by the severance agreement with the Company’s former Chief Financial Officer that totaled $174,000 in the second quarter of fiscal 2005, the addition of a Chief Accounting Officer in the second quarter of fiscal 2005, higher salaries and wages from the addition of seven Teiber employees in March 2005 and the addition of a Vice President of Information Technology in the fourth quarter of fiscal 2005.
Total SG&A expenses of the TSI segment decreased $90,000 to $7,131,000 or 11.8% of sales for fiscal 2005 from $7,221,000 or 10.7% of sales for the same period in the previous year.
Management anticipates that based on current market conditions, future SG&A expenses as a percentage of sales, excluding accounting, legal and consulting fees related to compliance with Section 404, will be relatively consistent with results generated in fiscal 2005. Management anticipates that accounting, legal and consulting costs, including costs to comply with Section 404, will be reduced by approximately 35% to 50% of fiscal 2005 costs.
Interest Expense. Net interest expense of the Company increased $304,000 to $1,081,000 for fiscal 2005 from $775,000 for the same period last year. This increase was primarily the result of higher outstanding balances from the Company’s revolving lines of credit, combined with higher interest rates in effect during the period. The balance on the Company’s revolving lines of credit increased primarily as a result of Craftmade’s borrowings to finance its acquisition of Teiber. In addition, borrowings on the Company’s revolving lines of credit increased as a result of an increase in the Company’s accounts receivable due to a change in its accounts receivable payment terms with Lowe’s to 60 days from a previous range of 30 to 45 days. The outstanding balance on the Company’s facility note was lower than in the prior year period, and the interest rate on the facility note remained unchanged compared to the prior year period. Management anticipates that in the future, lower outstanding balances on its lines of credit will offset expected increases in interest rates, resulting in total interest expense that is not significantly different from the expense generated in fiscal 2005.
Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries increased $56,000 to $3,775,000 for fiscal 2005 compared to $3,719,000 for the same period in the previous year. The increase was primarily related to the increase in sales and gross profit of PHI, offset by a decline in sales and gross profit of Design Trends, as discussed above.
Provision For Income Taxes. The provision for income tax was $3,079,000 or 32.3% of income before income taxes for fiscal 2005, compared to $4,540,000 or 37.3% of income before taxes for the prior year. The decrease in percentage resulted from the tax benefit obtained from receiving an 85% dividends received deduction for the repatriation of undistributed 2005 foreign earnings under the American Jobs Creation Act of 2004. The benefit received totaled $287,000 net of the federal taxes due on anticipated repatriation of foreign earnings. The Company expects to receive a similar benefit in fiscal 2006.

Fiscal year ended June 30, 2004 compared to fiscal year ended June 30, 2003.
Net Sales. Net sales for the Company increased $12,205,000, or 11.2%, to $121,238,000 for the year ended June 30, 2004 from $109,033,000 for the year ended June 30, 2003. Net sales of the Craftmade segment increased $4,372,000, or 8.9%, to $53,526,000 for the year ended June 30, 2004, from $49,154,000 for the year ended June 30, 2003. The increase in sales of the Craftmade segment was due to an increased focus on sales and marketing and new product introductions, as well as the overall strength of the housing sector of the U.S. economy.
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
Gross Profit. Gross profit of the Company as a percentage of sales declined to 29.6% of sales compared to 32.5% of sales for the years ended June 30, 2004 and 2003, respectively. Gross profit of the Craftmade segment declined to 39.3% of net sales for the year ended June 30, 2004, compared to 40.2% for the year ended June 30, 2003. The decline in the gross margin of Craftmade was primarily due to price increases from the Company’s ceiling fan manufacturer that were not passed through to customers. The gross margin of the TSI segment declined to 22.0% of sales for the year ended June 30, 2004, compared to 26.1% of sales for the year ended June 30, 2003. The decline in the gross profit percentage of TSI was primarily due to a shift in the sales mix with a greater portion of revenue made of direct shipment sales which carry lower gross margins and lower SG&A expenses. In addition, the TSI division experienced an increase in markdown money and price concessions provided to mass retail customers.
Selling, General and Administrative Expenses. Total SG&A expenses of the Company decreased $20,000 to $18,580,000 or 15.3% of net sales for the year ended June 30, 2004 from $18,600,000 or 17.1% of net sales for the year ended June 30, 2003. Total SG&A expense of the Craftmade segment declined $12,000 to $11,359,000 or 21.2% of sales, compared to $11,371,000 or 23.1% of sales for the year ended June 30, 2003. The decline in SG&A expense as a percent of sales is primarily attributable to the effect of increased sales leveraging down fixed SG&A expenses. Total SG&A expenses of the TSI segment decreased $8,000 to $7,221,000 or 10.7% of sales for the year ended June 30, 2004 from $7,229,000 or 12.1% of sales for the year ended June 30, 2003. The decrease in SG&A expense as a percentage of sales was partially related to cost savings derived from the closing of the California office, which occurred in the second quarter of fiscal 2004, as well as a change in the sales mix.
Interest Expense. Net interest expense of the Company decreased $119,000 to $777,000 for the year ended June 30, 2004 from $896,000 for the year ended June 30, 2003. This decrease was primarily the result of a decline in the average outstanding balance on the Company’s lines of credit and its facility note payable.
Minority Interests. As a result of a decline in income generated by the Company’s 50% owned LLCs, minority interests decreased $516,000 to $3,719,000 for the year ended June 30, 2004, compared to $4,235,000 for the year ended June 30, 2003. The decline was primarily related to the $2,100,000 sales allowance provided by PHI to a mass retail customer in connection with the roll out of its new lamp parts business in the second quarter of fiscal 2004. The decline was partially offset by increased sales generated in the second half of fiscal 2004 related to the new business, as well as increased sales of Design Trends portable lamp business, as previously discussed.
Provision for Income Taxes. The provision for income taxes increased to $4,540,000 or 37.3% of income before income taxes for the year ended June 30, 2004, from $4,158,000 or 37.8% of income before income taxes for the year ended June 30, 2003.

Liquidity and Capital Resources
Fiscal year ended June 30, 2005
The Company’s cash increased $3,307,000 from $5,838,000 at June 30, 2004 to $9,145,000 at June 30, 2005. The Company’s operating activities provided cash of $8,757,000, which was primarily attributable to income before depreciation, provision for bad debts, stock compensation expense, deferred income taxes and changes in minority interest (see Statement of Cash Flow).
The $4,121,000 increase in cash used in investing activities primarily related to cash used to fund the acquisition of Teiber. There were also additions to property and equipment, which consisted primarily of purchases of computer equipment and office furniture, and additions to other intangibles that consisted of the purchase of patents.
Cash used in financing activities of $1,329,000 was primarily the result of (i) repurchases of the Company’s outstanding common stock of $2,925,000, (ii) distributions to minority interest members of $2,554,000, (iii) cash dividends of $2,036,000 and (iv) principal payments on the Company’s notes payable of $2,740,000. These amounts were partially offset by (i) net advances on the Company’s revolving lines of credit of $8,423,000 and (ii) proceeds from the exercise of employee stock options of $503,000.
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
The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments and any future dividend payments, as well as its projected growth over the next twelve months. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its existing lines of credit.
Management anticipates that future cash flows will be used primarily to retire existing debt, pay dividends, fund potential acquisitions and distribute earnings to minority interest members. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
At June 30, 2005, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”) at an interest rate of prime (6.0% at June 30, 2005) less 0.5%. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature on October 31, 2005. On February 25, 2005, the line of credit was amended to provide, among other things, a $3.0 million increase in the commitment initially through March 31, 2005. The increase was subsequently extended through May 31, 2005 and then through December 31, 2005. Accordingly, there was $23,000,000 outstanding under the $20,000,000 line of credit and $3,000,000 extension at June 30, 2005.
The amended agreement stipulates that the Company will not repurchase Common Stock if its debt to tangible net worth ratio exceeds 3.0 to 1.0. Based on the criteria in the amended agreement, the Company’s debt to tangible net worth ratio totaled 3.8 to 1.0 at June 30, 2005. Managements anticipates that the Company may be able to lower this ratio to 3.0 to 1.0 or below within three to six months.
Management is negotiating to renew the Company’s lines of credit and believe they will be able to complete the transaction prior to the maturity of its existing line of credit. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its current line of credit.
Under this line of credit, for each one-percentage point (1%) incremental increase in the prime rate, the Company’s annualized interest expense would increase by approximately $230,000. Consequently, an increase in the prime rate of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $1,150,000.

At June 30, 2005, Design Trends had a $2,000,000 loan agreement with Frost, of which none had been utilized. Design Trends can borrow under this loan subject to continued compliance with certain covenants.
One of the Company’s 50%-owned subsidiaries, PHI, has a $2,000,000 line of credit (the “$2 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the monthly LIBOR index plus 2%, which expires October 15, 2005. There was an outstanding balance of $1,548,000 at June 30, 2005.
In addition, PHI has a $500,000 three-year note payable to Wachovia (the “$500,000 Note”) maturing on July 29, 2005, of which $28,000 was outstanding at June 30, 2005. The $500,000 Note bears interest at a rate equal to one-month LIBOR plus 2.5%.
Furthermore, PHI entered into a loan agreement with Wachovia (the “$2.1 Million Note”) whereby Wachovia agreed to advance up to $2,100,000 to PHI, subject to PHI’s continued compliance with certain loan covenants specified by the agreement. The $2.1 Million Note bears interest at a rate equal to the one-month LIBOR plus 2.5%. At June 30, 2005, there was a $263,000 balance outstanding under the $2.1 Million Note, which was scheduled to mature on March 15, 2005, but was extended through September 15, 2005. The PHI members agreed to be guarantors of the $2 Million Line of Credit, the $500,000 Note and the $2.1 Million Note for business purposes in order to induce the lender to provide these loans to PHI.
Based on the amounts outstanding at June 30, 2005 under the $2 Million Line of Credit, $500,000 Note and $2.1 Million Note, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $18,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $92,000.
At June 30, 2005, $2,580,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.
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
TSI maintained inventory levels of $4,275,000 at June 30, 2005. TSI’s sales are highly concentrated with one mass retail customer. Should the revenues generated by TSI from its programs with this customer be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.
Fiscal year ended June 30, 2004
The Company’s cash increased $846,000 from $4,992,000 at June 30, 2003 to $5,838,000 at June 30, 2004. The Company’s operating activities provided cash of $11,814,000, which was primarily attributable to income before depreciation, provision for bad debts, stock compensation expense, deferred income taxes and changes in minority interest (see Statement of Cash Flow).
The $195,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of warehouse racking, as well as purchases of office equipment in connection with the relocation of employees from the California office to the Company’s headquarters in Coppell, Texas.
Cash used in financing activities of $10,936,000 was primarily the result of (i) repurchases of the Company’s outstanding common stock of $8,269,000, (ii) distributions to minority interest members of $5,302,000, (iii) cash dividends of $2,123,000 and (iv) principal payments on the Company’s notes payable of $1,982,000. These amounts were partially offset by (i) net advances on the Company’s revolving lines of credit of $4,125,000 and (ii) proceeds from a note payable of $2,100.000.
Fiscal year ended June 30, 2003
The Company’s cash increased $3,680,000 from $1,312,000 at June 30, 2002 to $4,992,000 at June 30, 2003. The Company’s operating activities provided cash of $14,895,000 during the year. This cash flow was primarily attributable to the Company’s income before depreciation, provision for bad debts, stock compensation expense, deferred income taxes and changes in minority interest (see Statement of Cash Flow) and a reduction in accounts receivable from trade.
Cash used for investing activities of $186,000 was related to additions to property, plant and equipment, primarily for additional racking installed in the Company’s warehouse facility.
Cash used for financing activities of $11,029,000 was primarily the result of (i) the repurchase of 558,000 shares of the Company’s common stock at an aggregate cost of $7,746,000, (ii) principal payments of $950,000 on the Company’s notes payable, (iii) cash dividends of $1,542,000 and (iv) minority interest distributions of $2,912,000. These amounts were partially offset by proceeds of $1,798,000 from the Company’s lines of credit and $323,000 from the exercise of employee stock options.
Contractual Obligations
The table below, as well as the information contained in Note 5 — “Revolving Lines of Credit and Notes Payable” and Note 10 — “Commitments and Contingencies” to the Company’s consolidated financial statements, summarizes the Company’s various repayment requirements at June 30, 2005. The Company expects to meet these obligations with cash flows from existing operations.

		Payments Due By Period
Contractual		Less than	1 to 3	3 to 5	More than
Obligations	Total	1 year	Years	Years	5 years
Lines of Credit	$24,548,000	$24,548,000	$—	$—	$—
Long-Term Debt Obligations	2,870,000	1,319,000	1,551,000	—	—
Operating Lease Obligations	719,000	369,000	350,000	—	—
Assumed Interest (1)	1,688,220	1,574,160	114,060	—	—

Total	$29,825,220	$27,810,160	$2,015,060	$—	$—

(1)	Assumed interest calculated at the Company’s current average interest rates. Actual results may be different.

At June 30, 2005, the Company had $23,000,000 available under its line of credit with Frost (the “Craftmade Line of Credit”) at an interest rate of prime (6.00% at June 30, 2005) less .5%, of which $23,000,000 was outstanding. The line of credit is due on demand; however, if no demand is made, $20,000,000 is scheduled to mature on October 31, 2005, and the remaining $3,000,000 on December 31, 2005.
At June 30, 2005, PHI had a $2 Million Line of Credit with Wachovia at an interest rate equal to the one-month LIBOR plus 2%. At June 30, 2005, the one-month LIBOR rate was equal to 3.3401%. There was a $1,548,000 outstanding balance on the line of credit at June 30, 2005. The $2 Million Line of Credit is due on demand; however, if no demand is made, it is scheduled to mature October 1, 2005.
Management is negotiating to renew the Company’s lines of credit and believe they will be able to complete the transaction prior to the maturity of its existing line of credit. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its current line of credit.
Effects of Recent Accounting Pronouncements
In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85% dividends received deduction. On June 28, 2005, the Company’s Chairman and Chief Executive Officer authorized the Company’s plan to repatriate $8,130,000 of foreign earnings. The earnings were repatriated on July 5, 2005. The Company’s Board of Directors approved this plan in September 2005.
Foreign earnings prior to 2005 have income taxes provided at the full federal statutory rate. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004, the tax benefit obtained from receiving the dividends received deduction from the repatriation of undistributed 2005 foreign earnings totaled $287,000, net of $51,000 of federal taxes due. The Company anticipates electing the benefits of the Act in fiscal 2006.

In December 2004, the FASB enacted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company for reporting periods beginning on July 1, 2005.
The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See Note 2 – Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for the estimated impact on net income and net income per diluted share amounts of recording share-based payments in our consolidated statement of operations using a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151. “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for our fiscal year beginning July 1, 2006. The Company does not expect that the adoption of SFAS 151 will have a material impact on our consolidated financial position or result of operations.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20. “Accounting Changes” and FASB Statement No. 3. “Reporting Accounting Charges in Interim Financial Statements,” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.
The Energy Policy Act of 2005 (“EP Act”) was signed into law on August 8, 2005. Among various purposes, the EP Act establishes new energy efficiency standards for many new commercial and consumer products, including ceiling fans. The Company is in the process of developing an analysis of the costs and benefits related to the EP Act.
Inflation
Generally, inflation has not had, and the Company does not expect it to have, a material impact upon operating results. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.
Related Party Transactions
The Company has a non-interest bearing note receivable from its chief executive officer for $50,000. The note was paid in full in August 2005.
TSI leased office space from a former director of the Company, who was also an executive officer of the Company. This lease was for $7,500 per month for the period between July and November 2003. The lease expired in November 2003 when the Company relocated the office.
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

USD:TWD
June 30, 2004	33.75
September 30, 2004	33.99
December 31, 2004	31.98
March 31, 2005	31.88
June 30, 2005	31.67
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
During the fiscal year ended June 30, 2005, the Company purchased approximately $17,121,000 of products from Fanthing. Under the Company’s understanding with Fanthing, each $1 incremental appreciation of the Taiwan dollar would result in an estimated annualized net increase in cost of goods sold of approximately $428,000, based on the Company’s purchases during the fiscal year ended June 30, 2005 on an annualized basis. A $5 incremental appreciation of the Taiwan dollar would result in an estimated annualized increase in cost of goods sold of approximately $2,140,000, based on the Company’s purchases during the fiscal year ended June 30, 2005 on an annualized basis. A $10 incremental appreciation of the Taiwan dollar would result in an increase of approximately $4,280,000 on an annualized basis, based on the Company’s purchases during the fiscal year ended June 30, 2005 on an annualized basis. These amounts are estimates of the financial impact of an appreciation of the Taiwanese dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Fanthing for the fiscal year ended June 30, 2005. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.
For a discussion of the effects of hypothetical changes in interest rates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data are included under Item 15(a)(1) and 15(a)(2) of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2005, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)	Management’s Report on Internal Controls

For Management’s Report on Internal Control over Financial Reporting, see page F-2 of this Report.

(c)	Report of Independent Registered Public Accounting Firm

For the Report of Independent Registered Public Accounting Firm, see page F-3 and F-4 of this Report.

(d)	Changes in Internal Controls

As noted in our Annual Report on Form 10-K for the year ended June 30, 2004, and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005, filed with the SEC, the Company and the Company’s Audit Committee believed that the personnel and management of the Company who performed its accounting and financial reporting functions were not sufficiently expert in U.S. GAAP and the requirements of the SEC and the Public Company Accounting Oversight Board, and this lack of expertise represented a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In response to the foregoing material weakness, management of the Company, with the guidance of the Company’s Audit Committee, starting in October 2004, engaged in remediation efforts to ensure that the preparation of the Company’s consolidated financial statements, including the process to review and analyze elements of the Company’s financial statement close process, is in accordance with U.S. GAAP. In addition, the plan ensured that the personnel involved in this process have available to them the relevant information about U.S. GAAP, SEC financial reporting requirements, and the requirements of the Public Company Accounting Oversight Board necessary for them to be able to prepare the Company’s financial statements.

Pursuant to the remediation efforts described above, the Company took many actions, including the following:
•	It hired a Chief Accounting Officer (the “CAO”) and accepted the resignation of its former Chief Financial Officer.

•	The Board of Directors of the Company appointed the Company’s Executive Vice President to serve as the Company’s Interim Chief Financial Officer.

•	The CAO and senior Company finance and accounting staff responsible for the preparation of U.S. GAAP financial reports and SEC disclosures increased their level of attendance at targeted U.S. GAAP and SEC reporting courses.

•	The Company subscribed during the second quarter of fiscal year 2005 to additional information networks that provide publications and updates of SEC and U.S. GAAP releases and rule changes and of information about the requirements of the Public Company Accounting Oversight Board.

•	The Company engaged an outside internal control consulting firm in the second quarter of fiscal year 2005 to assist it with its assessment, documentation and testing of the Company’s internal controls to ensure that they operated effectively. As part of this process, several internal control weaknesses were remediated.
Management believes the foregoing management initiatives mitigated the internal control deficiencies previously identified, and management and the Company’s independent registered public accounting firm concluded that our internal control over financial reporting is operating effectively as of June 30, 2005. Other than the foregoing initiatives, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
The following table sets forth (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average of exercise price of such outstanding options and (iii) the number of securities remaining available for future issuance under equity compensation plans that have not been approved by security holders of the Company.

Number of
Securities
	Number of		Remaining
	Securities	Weighted-	Available
	to be Issued	Average	for Future
	Upon	Exercise	Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
1999 Stock Option Plan	13,000	$6.75	100,000
2000 Non-Employee Director Plan	12,000	18.74	49,500

Total	25,000	$12.50	149,500

The remaining information required by this Item is incorporated herein by reference to the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this Item is incorporated herein by reference to the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
1.	Financial Statements — The financial statements listed in the “Index to Consolidated Financial Statements” described at F-1.

2.	Financial Statement Schedule — The financial statement schedule listed in the “Index to Consolidated Financial Statements” described at F-1.

3.	Exhibits — Refer to (b) below.
(b)	Exhibits
2.1	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.2	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) previously and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, previously filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, previously filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, previously filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, previously filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Agreement for the Purchase and Sale of Personal Goodwill by and between Teiber Lighting Products, Inc. and Todd Teiber dated March 1, 2005, previously filed as Exhibit 10.2 to the Company’s Current Reports on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

10.2	Agreement for the Purchase and Sale of Personal Goodwill by and between Teiber Lighting Products, Inc. and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

10.3	Consulting Agreement dated March 1, 2005, by and among Craftmade International, Inc., Teiber Lighting Products, Inc. and Todd Teiber, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

10.4	Employment Agreement dated March 1, 2005, by and among Craftmade International, Inc., Teiber Lighting Products, Inc. and Edward Oberstein, previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

10.5	Promissory Note dated February 25, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.6	Third Amendment to Loan Agreement dated February 25, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.7	Arbitration and Notice of Final Agreement dated February 25, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.8	Renewal and Extension Agreement dated March 31, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.9	Arbitration and Notice of Final Agreement dated March 31, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.10*	Modification, Renewal and Extension Agreement dated May 31, 2005, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation.

10.11*	Arbitration and Notice of Final Agreement dated June 14, 2005, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation.

21.0*	List of the subsidiaries of Craftmade International, Inc., a Delaware corporation, as of June 30, 2005.

23.1*	Consent of BDO Seidman, LLP.

23.2*	Consent of PricewaterhouseCoopers, LLP.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brad Dale Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brad Dale Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.
(c)	All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 20, 2005.

CRAFTMADE INTERNATIONAL, INC.

By:	/s/ James R. Ridings

James R. Ridings Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date
/s/ James R. Ridings James R. Ridings	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2005
/s/ Brad Dale Heimann Brad Dale Heimann	Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2005
/s/ Clifford Crimmings Clifford Crimmings	Vice President of Marketing and Director	September 20, 2005
/s/ John S. DeBlois John S. DeBlois	Executive Vice President of Trade Source International, Inc. and Director	September 20, 2005
/s/ William E. Bucek William E. Bucek	Director	September 20, 2005
/s/ L. Dale Griggs L. Dale Griggs	Director	September 20, 2005
/s/ A. Paul Knuckley A. Paul Knuckley	Director	September 20, 2005
/s/ R. Don Morris R. Don Morris	Director	September 20, 2005
/s/ Lary Snodgrass Lary Snodgrass	Director	September 20, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and our Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2005.
The Company’s independent auditors, BDO Seidman, LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
     of Craftmade International, Inc.
We have audited the accompanying consolidated balance sheet of Craftmade International, Inc. and Subsidiaries (the “Company”) as of June 30, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended June 30, 2005. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the year ended June 30, 2005. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 12, 2005, expressed an unqualified opinion thereon.
BDO Seidman, LLP
Dallas, Texas
September 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
     of Craftmade International, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Craftmade International, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of the Company based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Craftmade International, Inc. and Subsidiaries as of June 30, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended June 30, 2005. We have also audited the schedule listed in Item 15(a)(2) for this Form 10-K for the year ended June 30, 2005. Our report dated September 12, 2005 expressed an unqualified opinion on those consolidated financial statements and schedule.
BDO Seidman, LLP
Dallas, Texas
September 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
     of Craftmade International, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(l) present fairly, in all material respects, the financial position of Craftmade International, Inc. and its subsidiaries (the “Company”) at June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein as of and for the years ended June 30, 2004 and June 30, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company’s management . Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As noted in Note 4 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, effective January 1, 2004.
PricewaterhouseCoopers LLP
September 13, 2004,
except for Note 10, as to which
the date is September 24, 2004

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	FOR THE YEAR ENDED
	June 30,	June 30,	June 30,
	2005	2004	2003
Net sales	$116,756	$121,238	$109,033
Cost of goods sold	81,310	85,328	73,639

Gross profit	35,446	35,910	35,394

Selling, general and administrative expenses	20,503	18,580	18,600
Interest expense, net	1,081	777	896
Depreciation and amortization	581	648	659

Total expenses	22,165	20,005	20,155

Income before income taxes and minority interests	13,281	15,905	15,239
Minority interests	3,775	3,719	4,235

Income before income taxes	9,506	12,186	11,004
Provision for income taxes	3,079	4,540	4,158

Net income	$6,427	$7,646	$6,846

Basic earnings per common share	$1.26	$1.43	$1.24

Diluted earnings per common share	$1.26	$1.42	$1.23

Cash dividends declared per common share	$0.40	$0.40	$0.28

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	June 30,	June 30,
	2005	2004
Current assets
Cash	$9,145	$5,838
Accounts receivable — net of allowance of $300 and $150, respectively	21,810	19,242
Inventories - net of allowance of $717 and $1,171, respectively	18,042	15,172
Deferred income taxes	1,224	9
Prepaid expenses and other current assets	374	1,193

Total current assets	50,595	41,454

Property and equipment
Land	1,535	1,535
Building	7,796	7,784
Office furniture and equipment	9,148	9,013
Leasehold improvements	279	279

	18,758	18,611
Less: accumulated depreciation	(10,266)	(9,626)

Total property and equipment, net	8,492	8,985

Other assets
Goodwill	11,480	4,735
Other intangibles net of accumulated amortization of $10 at June 30, 2005	190	—
Other assets	58	80

Total other assets	11,728	4,815

Total assets	$70,815	$55,254

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	June 30,
	2005	2004
Current liabilities
Notes payable — current	$1,319	$2,662
Revolving line of credit	24,548	16,125
Accounts payable	9,299	6,186
Commissions payable	248	289
Income taxes payable/(receivable)	(33)	1,112
Accrued customer allowances	4,164	4,320
Other accrued expenses	1,055	1,074

Total current liabilities	40,600	31,768

Other non-current liabilities
Notes payable — long term	1,551	2,949
Other accrued expenses	860	—
Deferred income taxes	226	214

Total other non-current liabilities	2,637	3,163

Total liabilities	43,237	34,931

Minority interests	3,205	1,984

Commitments and contingencies (Note 10)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,699,920 and 9,465,535 shares issued, respectively	97	95
Additional paid-in capital	18,653	14,098
Unearned deferred compensation	—	(11)
Retained earnings	45,598	41,207
Less: treasury stock, 4,499,920 and 4,336,587 common shares at cost, and 32,000 preferred shares at cost	(40,007)	(37,082)

Total stockholders’ equity	24,373	18,339

Total liabilities and stockholders’ equity	$70,815	$55,254

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FOR THE YEAR ENDED
	June 30,	June 30,	June 30,
	2005	2004	2003
Cash flows from operating activities:

Net income	$6,427	$7,646	$6,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	651	2,102	2,295
Provision for bad debts	223	69	108
Stock compensation expense	11	33	33
Deferred income taxes	(1,203)	147	802
Minority interest	3,775	3,719	4,235
Change in assets and liabilities providing (using) cash:
Accounts receivable	(1,975)	(2,728)	4,741
Inventories net of allowances	(765)	(2,046)	(1,799)
Prepaid expenses and other current assets	861	(590)	65
Accounts and commissions payable	1,120	1,851	(608)
Income taxes payable	(1,146)	505	(250)
Accrued expenses and customer allowances	778	1,422	(1,573)
Minority interest payable	—	(153)	—

Net cash provided by operating activities	8,757	11,977	14,895

Cash flows from investing activities:
Acquisition of Bill Teiber Co., Inc.	(4,000)	—	—
Additions to property and equipment	(111)	(195)	(186)
Additions to other intangibles	(10)	—	—

Net cash used in investing activities	(4,121)	(195)	(186)

Cash flows from financing activities:
Proceeds from notes payable	—	2,100	—
Principal payments on notes payable	(2,740)	(1,982)	(950)
Net proceeds from lines of credit	8,423	4,125	1,798
Treasury stock purchases	(2,925)	(8,269)	(7,746)
Distributions to minority interest members	(2,554)	(5,302)	(2,912)
Cash dividends	(2,036)	(2,123)	(1,542)
Proceeds from exercise of employee stock options	503	514	323

Net cash used in financing activities	(1,329)	(10,936)	(11,029)

Net increase in cash	3,307	846	3,680
Cash at beginning of year	5,838	4,992	1,312

Cash at end of year	$9,145	$5,838	$4,992

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$929	$777	$896
Income taxes	$3,683	$3,752	$3,435
Supplemental disclosure of non-cash investing and financing activities:
Common stock and additional paid-in-capital issued in conjunction with acquisition	$4,056	—	—
Dividends declared but not paid	$531	$524	$384
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED JUNE 30, 2005

			Series A	Additional	Unearned
	Common Stock		Preferred	Paid-In	Deferred	Retained	Treasury Stock
(In thousands)	Shares	Amount	Stock	Capital	Compensation	Earnings	Shares	Amount	Total
Balance as of June 30, 2002	9,391	$94	$32	$13,261	($76)	$30,380	3,478	($21,067)	$22,624

Comprehensive income:
Net income for the twelve months ended June 30, 2003						6,846			6,846

Total comprehensive income						6,846			6,846
Deferred compensation earned	—	—	—	—	33	—	—	—	33
Treasury stock purchases	—	—	—	—	—	—	558	(7,746)	(7,746)
Exercise of employee stock options	35	—	—	323	—	—	—	—	323
Cash dividends	—	—	—	—	—	(1,542)	—	—	(1,542)

Balance as of June 30, 2003	9,426	$94	$32	$13,584	($43)	$35,684	4,036	($28,813)	$20,538

Comprehensive income:
Net income for the twelve months ended June 30, 2004						7,646			7,646

Total comprehensive income						7,646			7,646
Deferred compensation earned	—	—	—	—	32	—	—	—	32
Treasury stock purchases	—	—	—	—	—	—	332	(8,269)	(8,269)
Exercise of employee stock options	40	1	—	514	—	—	—	—	515
Cash dividends	—	—	—	—	—	(2,123)	—	—	(2,123)

Balance as of June 30, 2004	9,466	$95	$32	$14,098	($11)	$41,207	4,368	($37,082)	$18,339
SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED JUNE 30, 2005

			Series A	Additional	Unearned
	Common Stock		Preferred	Paid-In	Deferred	Retained	Treasury Stock
(In thousands)	Shares	Amount	Stock	Capital	Compensation	Earnings	Shares	Amount	Total
Balance as of June 30, 2004	9,466	$95	$32	$14,098	($11)	$41,207	4,368	($37,082)	$18,339

Comprehensive income:
Net income for the twelve months ended June 30, 2005						6,427			6,427

Total comprehensive income						6,427			6,427

Deferred compensation earned	—	—	—	—	11	—	—	—	11
Treasury stock purchases	—	—	—	—	—	—	163	(2,925)	(2,925)
Exercise of stock options	44	—	—	501	—	—	—	—	501
Cash dividends	—	—	—	—	—	(2,036)	—	—	(2,036)
Acquisition of Bill Teiber Co., Inc.	190	2	—	4,054	—	—	—	—	4,056

Balance as of June 30, 2005	9,700	$97	$32	$18,653	$0	$45,598	4,531	($40,007)	$24,373

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND NATURE OF THE COMPANY
Craftmade International, Inc., a Delaware corporation, is organized into two operating segments: Craftmade International, Inc. (“Craftmade”) and Trade Source International, Inc. (“TSI”). Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting, light bulbs, door chimes, pushbuttons, ventilation systems and other lighting accessories and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. TSI, a wholly-owned subsidiary acquired July 1, 1998, and its two 50% owned limited liability companies, Prime/Home Impressions, LLC (“PHI”) and Design Trends, LLC (“Design Trends”), are principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. Craftmade, TSI, their wholly-owned subsidiaries and 50% owned limited liability companies are collectively referred to as the “Company”.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation — The Company’s consolidated financial statements include the accounts of all wholly-owned subsidiaries and the accounts of two variable interest entities, PHI and Design Trends, in which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company’s foreign subsidiaries is the United States dollar.
Accounts receivable — Accounts receivable balances represent customer trade receivables generated from the Company’s operations. To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require collateral. The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful account is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Receivables are pledged under the Company’s borrowing arrangements.
Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade’s customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2005, Craftmade had no significant concentration of credit risk. As part of its ongoing control procedures, TSI monitors the creditworthiness of its customers thereby mitigating the effect of its concentration of credit risk. All of TSI’s sales are to mass merchandisers with two customers comprising the most significant portion as follows:

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Lowe’s Companies		Wal-Mart
		Percent of		Percent of
Fiscal	Percent of	Consolidated	Percent of	Consolidated
Year	TSI’s Sales	Sales	TSI’s Sales	Sales
2005	73%	40%	18%	10%
2004	75%	42%	15%	8%
2003	70%	39%	17%	9%
Inventories — The Company’s inventories are primarily comprised of finished goods and are recorded at the lower of cost or market using the average cost method. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.
Property and equipment — Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, as follows:

Building	40 years
Office furniture and equipment	3 to 7 years
Leasehold improvements are amortized over the life of the lease or its useful life, whichever is shorter.
Depreciation expense for the years ended June 30, 2005, 2004 and 2003 approximated $651,000, $2,102,000 and $2,295,000, respectively. Depreciation expense of $70,000, $1,454,000 and $1,636,000, respectively, was recorded as a reduction of revenue related to display equipment in one customer’s retail stores.
Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.
Impairment of long-lived assets — The Company reviews potential impairments of long-lived assets and certain identifiable intangibles on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and before interest, from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value.
Goodwill — Goodwill relates to Craftmade’s acquisition of Bill Teiber Co., Inc. (“Teiber”) in fiscal 2005 and TSI in fiscal 1999. Goodwill from the Teiber acquisition totaled $6,744,000 at June 30, 2005. Goodwill from the TSI acquisition totaled $4,735,000 at June 30,2005. The Company assesses the carrying values of goodwill annually or when circumstances dictate that the carrying value might be impaired. The method for determining if impairment has occurred requires estimates of future cash flows and the Company’s weighted average cost of capital. In the event that an impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period. Prior to adopting this approach under SFAS 141, goodwill from the TSI acquisition was amortized using the straight-line method over 15 years. At June 30, 2005 the accumulated amortization was $1,204,000.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product warranties — Craftmade ceiling fans are warranted against defects in workmanship and materials depending on standard offerings of various lengths and terms. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.
Warranty Reserves

	Fiscal	Fiscal	Fiscal
(In thousands)	2005	2004	2003
Beginning of year balance	$230	$139	$0
Provision for estimated expenses	1,769	1,764	1,748
Warranty claims paid	(1,743)	(1,673)	(1,609)

End of year balance	$256	$230	$139

Income taxes — The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign investees. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized. The Company has established, and periodically reviews and reevaluates an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of unfavorable outcomes in tax matters. The Company believes its reserves are adequate in the event the positions are not ultimately upheld.
TSI’s 50% owned LLCs operate in the form of partnerships for tax purposes and, consequently, do not file federal income tax returns. Accordingly, the Company recognizes its share of their income and the related tax effects on its provision for income taxes.
Revenue recognition — Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from our warehouse. The Company does not have an obligation or policy of replacing, at no cost, customer products damaged or lost in transit. In some instances, the Company ships product directly from our suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative. The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In addition to various incentive programs, from time to time the Company is required to provide mark-down funds to certain of its mass retail customers to assist them in clearing slow-moving inventory. These mark-down funds are recorded as a reduction of revenue in the period in which they are granted. In March 2004, the Company began to estimate and record reductions to revenue for these mark-down funds that it records when the revenue is recorded because based on its past practice these mark-down funds were estimable and considered likely to be granted.
Advertising costs — The Company’s advertising expenditures consist primarily of print advertising programs, and are expensed as used. Advertising expense for the years ended June 30, 2005, 2004 and 2003, was $1,442,000, $1,154,000 and $1,299,000, respectively. Prepaid advertising costs consisting of current catalogs on hand at June 30, 2005 and 2004 were $176,000 and $339,000, respectively, and are expensed in relation to use.
Research and development — Research, development and engineering expenditures for the creation and application of new products and processes were approximately $202,000, $293,000 and $167,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation — The Company follows the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. However, the Company continues to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”
Had compensation cost for the Company’s stock option plans been determined based on the fair value of the stock options at grant date, in accordance with the provisions of FAS 123, “Accounting for Stock-Based Compensation”, the Company’s net income and diluted earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal	Fiscal	Fiscal
(In thousands, except per share data)	2005	2004	2003
Net income, as reported	$6,427	$7,646	$6,846
Compensation expense, pro forma	(63)	(138)	(157)

Net income, pro forma	$6,364	$7,508	$6,689

Basic earnings per share, as reported	$1.26	$1.43	$1.24
Basic earnings per share, pro forma	1.25	1.41	1.21

Diluted earnings per share, as reported	$1.26	$1.42	$1.23
Diluted earnings per share, pro forma	1.24	1.39	1.20
The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Expected volatility	47%	50%	50%
Risk-free interest rate	3.7%	2.9%	3.7%
Expected lives	4 years	7 years	7 years
Dividend yield	1.9%	1.6%	1.8%
The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 with an exercise equal to fair market value on the grant date was $7.43, $5.06 and $5.11, respectively.
Earnings per common share — Basic earnings per share measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options. Options which, based on their exercise price, would be anti-dilutive are not considered in the treasury stock method calculation. There have been no options excluded from the earnings per share calculations due to their anti-dilutive nature.
Segment information — The Company presents two reportable segments, Craftmade and TSI. The Company’s reportable segments have been identified utilizing the management approach which designates the internal organization that is used by management for making operating decisions and assessing performance.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pervasiveness of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Effects of recent accounting pronouncements — In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85% dividends received deduction. On June 28, 2005, the Company’s Chairman and Chief Executive Officer authorized the Company’s plan to repatriate $8,130,000 of foreign earnings. The earnings were repatriated on July 5, 2005. The Company’s Board of Directors approved this plan in September 2005.
Foreign earnings prior to 2005 have income taxes provided at the full federal statutory rate. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004, the tax benefit obtained from receiving the dividends received deduction from the repatriation of undistributed 2005 foreign earnings totaled $287,000 net of $51,000 of federal taxes due. The Company anticipates electing the benefits of the Act in fiscal 2006.
In November 2004. the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151. “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for our fiscal year beginning July 1, 2006. The Company does not expect that the adoption of SFAS 151 will have a material impact on our consolidated financial position or results of operations.
In December 2004, the FASB enacted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company for reporting periods beginning on July 1, 2005.
The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See Note 2 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for the estimated impact on net income and net income per diluted share amounts of recording share-based payments in our consolidated statement of operations using a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3,“Reporting Accounting Changes in Interim Financial Statements” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SAFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company does not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.
NOTE 3 — ACQUISITION OF BILL TEIBER CO., INC.
On March 1, 2005, the Company acquired 100% of the issued and outstanding shares of capital stock of Teiber through a merger of subsidiaries. The acquisition has been accounted for as an asset purchase. Teiber is an importer and distributor of decorative light bulbs, door chimes, ventilation systems and related lighting accessories. The business will be operated as Teiber Lighting Products, Inc., a wholly-owned subsidiary of Craftmade. Craftmade acquired Teiber in order to distribute Teiber’s product lines to Craftmade’s existing 1,600 showroom customers.
Assets acquired and liabilities assumed were recorded on the Company’s Consolidated Balance Sheets as of the acquisition date based upon their estimated fair values at such date. The results of operations have been included in the Consolidated Statements of Income since the date of merger in the Craftmade segment.
The aggregate purchase price was calculated as follows:

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Number of shares of Common Stock	190,385
Average trading price	$21.306	(i)

Sub-total	$4,056,343
Cash consideration	4,000,000
Merger-related costs	107,178

Total consideration	$8,163,521

(i)	The average trading price is based on the average of the closing prices of Craftmade’s common stock, $0.01 par value per share (“Common Stock”), for the two days before, the day of, and the two days after the date of the announcement of the merger, March 1, 2005.
The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following represents the allocation of the purchase price:

Current assets	$3,015,990
Property and equipment	36,771
Intangible assets	200,000
Goodwill	6,744,397
Other assets	9,559

Total assets	10,006,717

Current liabilities	(1,843,196)

Total liabilities	(1,843,196)

Total purchase price	$8,163,521

The amounts assigned to intangible assets represent the value of non-compete agreements for the two principals of Teiber. The value was based on an independent appraisal and will be amortized over seven years using the straight-line method.
The amount of goodwill allocated to the purchase price was $6,744,397 of which $4,000,000 is deductible for tax purposes.
The following table sets forth the unaudited pro forma results of operations of the Company as if the Teiber merger had occurred at the beginning of the fiscal year. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of each of the periods presented or that may be obtained in the future.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Pro Forma Results
(In thousands except per share data)

	Year Ended	Year Ended
	June 30,	June 30,
	2005	2004
Revenues	$121,432	$128,003
Net income	6,684	7,857

Basic earnings per share	$1.28	$1.42
Diluted earnings per share	1.27	1.41
NOTE 4 — ACCOUNTING CHANGES
Variable Interest Entities
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to the quarter ended March 31, 2004. Variable interest entities (“VIE’s”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIE’s with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
The Company has a 50% ownership interest in two limited liability companies PHI and Design Trends. In connection with the adoption of FIN 46R, the Company concluded that PHI and Design Trends are VIE’s and that the Company is the primary beneficiary of each of PHI and Design Trends. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate PHI and Design Trends and restated its previously issued financial statements to reflect PHI and Design Trends as consolidated entities.
Prior to the adoption of FIN 46, the Company guaranteed the debt of PHI; thus, the recognition of the debt of PHI in the Consolidated Balance Sheets does not represent an incremental increase in the claims on the general assets of the Company. Further, management believes that recognition of the other liabilities as a result of consolidating PHI and Design Trends does not result in any incremental increase in the level of claims on the general assets of the Company; rather, the additional liabilities represent claims against the additional assets recognized by the Company as a result of the consolidations. Conversely, the additional assets recognized as a result of consolidating PHI and Design Trends do not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the balance sheets of PHI and Design Trends as of June 30, 2005 and 2004 and the results of operations for the three years ended June 30, 2005.
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005

				Consolidation/
	Craftmade/	Design	Prime	Elimination
(In thousands)	TSI	Trends	Home	Entries	Consolidated
Total assets	$53,486	$8,999	$4,119	$4,211	$70,815

Total liabilities and minority interests	36,434	4,613	4,154	1,241	46,442
Total stockholders equity	17,052	4,386	(35)	2,970	24,373

Total liabilities and stockholders equity	$53,486	$8,999	$4,119	$4,211	$70,815

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004

				Consolidation/
	Craftmade/	Design	Prime	Elimination
(In thousands)	TSI	Trends	Home	Entries	Consolidated
Total assets	$39,132	$10,954	$3,508	$1,660	$55,254

Total liabilities and minority interests	24,316	8,844	5,318	(1,563)	36,915
Total stockholders equity	14,816	2,110	(1,810)	3,223	18,339

Total liabilities and stockholders equity	$39,132	$10,954	$3,508	$1,660	$55,254

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED JUNE 30, 2005

	Craftmade/	Design	Prime	Elimination
(In thousands)	TSI	Trends	Home	Entries	Consolidated
Net sales	$77,350	$28,782	$10,624	—	$116,756

Income before minority interest expense and income taxes	5,604	4,700	2,977		13,281

Net income	2,627	4,598	2,977	(3,775)	6,427
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED JUNE 30, 2004

				Consolidation/
	Craftmade/	Design	Prime	Elimination
(In thousands)	TSI	Trends	Home	Entries	Consolidated
Net sales	$75,541	$36,422	$9,275	$0	$121,238

Income before minority interest expense and income taxes	8,274	6,830	801	0	15,905

Net income	3,928	6,636	801	(3,719)	7,646
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED JUNE 30, 2003

				Consolidation/
	Craftmade/	Design	Prime	Elimination
(In thousands)	TSI	Trends	Home	Entries	Consolidated
Net sales	$71,817	$29,079	$8,137	$0	$109,033

Income before minority interest expense and income taxes	6,658	5,724	2,857	0	15,239

Net income	2,610	5,591	2,881	(4,236)	6,846

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — REVOLVING LINES OF CREDIT AND NOTES PAYABLE

	June 30,	June 30,
Description	2005	2004
On October 27, 2003 the Company renewed its $20,000,000 loan agreement with The Frost National Bank. Borrowings under this agreement are made under a revolving promissory note (the “Craftmade Line of Credit”) and are limited to the lesser of $20,000,000 less the amount outstanding under a separate $2,000,000 revolving promissory note with the bank (“Design Trends Line of Credit”) or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory. The borrowings are collateralized by certain inventory and accounts receivable and bear interest at prime (6.00% at June 30, 2005) less .5% and require the maintenance of a tangible net worth ratio, interest coverage ratio and fixed charge coverage ratio. The line of credit is due on demand; however, if no demand is made, it is scheduled to mature October 31, 2005. On February 25, 2005, the line of credit was amended to provide, among other things, a $3.0 million increase in the commitment initially through March 31, 2005. The increase was subsequently extended through May 31, 2005 and then through December 31, 2005. The amended agreement stipulates that the Company will not repurchase Company common stock if its debt to tangible net worth ratio exceeds 3.0 to 1.0. Management is negotiating to renew the Company’s line of credit and believes it will be able to complete the transaction prior to the maturity of its existing line of credit. Management believes that alternative bank financing on acceptable terms would be available should the Company not be able to renew its current line of credit.
	$23,000	$14,577

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
	—	—

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
Description	2005	2004
On November 24, 2003 PHI entered into a loan agreement with Wachovia Bank NA. Borrowings under this agreement are made under a $2,100,000 promissory note collateralized by substantially all the assets of PHI. This loan is guaranteed jointly and severally by each of the PHI members. Borrowings under this agreement are payable in quarterly installments of $525,000 plus interest at 1-month LIBOR (3.3401% at June 30, 2005) plus 2.5% beginning on June 15, 2004. The note was scheduled to mature on March 15, 2005, but was subsequently extended through September 15, 2005 when all unpaid principal and interest shall be due and payable. This loan agreement requires the maintenance of certain financial ratios including minimum tangible net worth and funded debt to EBITDA.
	263	1,575

On April 17, 2002 PHI entered into a $2,000,000 note and security agreement with Wachovia Bank, NA. Borrowings under this agreement are limited to a borrowing base calculated as a percentage of certain eligible accounts receivable and inventory are payable on demand with interest at LIBOR (3.3401% at June 30, 2005) plus 2% payable monthly, collateralized by certain inventory and receivables of the Company and jointly and severally guaranteed by the PHI members. This loan agreement requires, which expires on October 1, 2005, requires the maintenance of certain financial ratios including the maintenance of minimum tangible net worth and funded debt to EBITDA.
	1,548	1,548

On April 29, 2002 PHI entered into a three-year $500,000 note and security agreement with Wachovia Bank, NA. Borrowings under this agreement are payable monthly in installments of $13,889 plus interest at LIBOR (3.3401% at June 30, 2005) plus 2.5% collateralized by certain inventory and receivables of the Company. The note is scheduled to mature on July 29, 2005.	28	195

On May 9, 2000 the Company entered into a term loan to finance its home office and warehouse with an original principal balance of $9,200,000. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The loan is collateralized by the building and land with a net book value of approximately $7,521,000 at June 30, 2005. The loan is scheduled to mature on January 1, 2008.	2,579	3,841

	27,418	21,736
Less lines of credit due on demand	(24,548)	(16,125)
Less amounts due in following year — current	(1,319)	(2,662)

Non-current	$1,551	$2,949

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled maturities of notes payable, including lines of credit due on demand, are as follows (in thousands):

		Lines
Fiscal	Notes	of
Year	Payable	Credit	Total
2006	$1,319	$24,548	$25,867
2007	1,118	—	1,118
2008	433	—	433
Thereafter	0	—	—

	$2,870	$24,548	$27,418

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
By entering into the Unconditional Guaranty of the Promissory Note dated as of November 24, 2003 to Prime/Home Impressions, LLC with Wachovia Bank, NA, the Company violated its negative covenant not to guarantee debts contained in the Loan Agreement dated as of November 6, 2001 with Frost National Bank. The Company has obtained a waiver of such violation from Frost National Bank, for the periods from January 1, 2003 through September 15, 2005.
At June 30, 2005 and 2004 the weighted average interest rate on outstanding borrowings under the revolving lines of credit were 5.5% and 3.5%, respectively.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — INCOME TAXES
Components of the provision for income taxes for the years ended June 30, 2005, 2004 and 2003, consist of the following (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Current expense:
Federal	$3,659	$3,499	$2,617
State	264	536	487
Foreign	359	358	252

Total current expense	4,282	4,393	3,356
Deferred expense (benefit)	(1,203)	147	802

Provision for income tax expense	$3,079	$4,540	$4,158

Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows (in thousands):

	Fiscal	Fiscal
	2005	2004
Inventories	$369	$433
Accounts receivable reserves	75	55
Accrued customer allowances	394	172
Investment in 50% owned LLC’s	720	577
Other	123	116

Total deferred tax assets	1,681	1,353

Depreciation and amortization	(301)	(388)
Foreign taxes	(354)	(1,163)
Other	(28)	(7)

Total deferred tax liabilities	(683)	(1,558)

Net deferred tax asset (liability)	$998	($205)

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The differences between the Company’s effective tax rate and the federal statutory rate of 34% for the years ended June 30, 2004, 2003 and 2002 are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Tax at the statutory corporate rate	$4,515	$5,416	$5,181
Less: federal income tax attributable to minority interest	(1,284)	(1,297)	(1,459)
Foreign tax rate under federal statutory rate	(338)	—	—
State income taxes, net of federal benefit	180	343	360
Federal taxes on anticipated repatriation of foreign earnings	51	—	—
Other	(45)	78	76

Provision for income taxes	$3,079	$4,540	$4,158

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — STOCKHOLDERS’ EQUITY
Stock Option Plans
On October 27, 2000, the Company’s stockholders approved the 1999 Stock Option Plan (“1999 Plan”) and 2000 Non-Employee Director Plan (“Non-Employee Plan”), previously adopted by the Board of Directors on October 29, 1999 and February 16, 2000, respectively. The 1999 Plan and Non-Employee Plan allow a maximum of 300,000 and 75,000 shares, respectively, of the Company’s common stock to be issued. Options granted pursuant to the 1999 Plan will be designated as either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSO’s”). Options granted pursuant to the Non-Employee Plan will be designated as NQSO’s. The 1999 Plan options vest at a rate of 20% on the grant date and 20% for each successive year. The Non-Employee Plan options vest within six months of the date of grant. Options may be exercised at any time once they become vested, but not more than 10 years from the date of grant. A summary of options issued under the above agreements is as follows:

	1999 Plan				Non-Employee Plan
		Weighted		Weighted		Weighted		Weighted
		Average	Exercise	Average		Average	Exercise	Average
		Exercise	Price	Remaining		Exercise	Price	Remaining
	Shares	Price	Range	Life	Shares	Price	Range	Life
Outstanding at June 30, 2002	126,000	$6.75			13,500	$9.66
Granted	—	—			4,500	14.15
Exercised	(33,500)	6.75			—	—

Outstanding at June 30, 2003	92,500	$6.75			18,000	$10.78
Granted	—	—			4,500	25.20
Exercised	(40,500)	6.75			—	—

Outstanding at June 30, 2004	52,000	$6.75			22,500	$13.67
Granted	—	—			3,000	20.74
Exercised	(32,000)	6.75			(12,000)	8.92
Forfeited	(7,000)	6.75			(1,500)	25.20

							$14.85-

Outstanding at June 30, 2005	13,000	$6.75	$6.75	5.3	12,000	$18.74	$25.20	8.1

Exercisable at June 30, 2005	13,000	$6.75			9,000	$18.07

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Management estimated that the treasury stock purchased in fiscal 2005 resulted in an increase in basic earnings per share of $0.02.
Stockholder Rights Plan
On June 23, 1999, the Company declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s common stock. The dividend distribution was made on July 19, 1999 to stockholders of record on that date. The Rights become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces its intent to do so. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock, $1.00 par value per share, at an exercise price of $48 subject to adjustment as provided for in the agreement. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price, (2) to purchase, at the Right’s then current exercise price, a number of the Company’s common shares having a market value of twice such price, or (3) at the option of the Company, to exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one-half share of common stock (or one-thousandth of a share of the Series A Preferred Stock) per Right. The Rights may be redeemed for $.001 each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 15% or more of the Company’s common stock. The Rights will expire on June 23, 2009.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
	(In thousands except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$6,427	$7,646	$6,846

Denominator for basic EPS
Weighted-average common shares outstanding	5,095	5,336	5,512

Denominator for diluted EPS
Weighted-average common shares outstanding	5,095	5,336	5,512
Stock options	20	47	56

Potentially dilutive common shares	5,115	5,383	5,568

Basic earnings per share	$1.26	$1.43	$1.24

Diluted earnings per share	$1.26	$1.42	$1.23

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments include cash, receivables, accounts and commissions payable, accrued expenses and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2005, because of their short-term nature, recent renegotiations and/or variable interest rates.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating lease agreements of $315,000, $264,000 and $363,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2005 are as follows (in thousands):

Fiscal
Year	Amount
2006	$369
2007	322
2008	28
2009	—
Thereafter	—

$719

The Company is a party to a lawsuit alleging patent infringement related to a patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the patent. The jury awarded damages of $143,385, and Lamps Plus filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. The Company and other defendants in the lawsuit have appealed the Judgment and Order, and the outcome of the appeal is uncertain.
Craftmade has an agreement with Dolan Northwest, LLC (the owner of the other 50% of Design Trends) pursuant to which Dolan Northwest is responsible for the judgment rendered in the lawsuit, plus all costs and expenses, including legal fees and court costs, associated with the judgment. Dolan Northwest has also agreed to indemnify and hold harmless the Company from and against any and all liabilities, losses, damages, costs or other expenses associated with said judgment. Patrick Dolan has unconditionally guaranteed the obligations of Dolan Northwest under this agreement.
If the defendants’ appeal is unsuccessful, according to the above mentioned agreement, any damages would be the responsibility of Dolan Northwest, LLC. Pursuant to this agreement, Dolan Northwest filed a deposit in lieu of supersedeas bond with the court. Accordingly, given the agreement and deposit in lieu of supersedeas bond, management believes that there is no contingent liability for the Company.
NOTE 11 — 401(k) DEFINED CONTRIBUTION PLAN
The Company has a defined contribution retirement savings plan (“Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer compensation up to the annual maximum limit prescribed by the Internal Revenue Code. The Company matches half of participant contributions up to 6% of their

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
annual compensation. The Company’s contributions to the Retirement Plan were $94,000, $90,000, $101,000 for the years ended June 30, 2005, 2004 and 2003.
NOTE 12 — MAJOR SUPPLIER AND RELATED PARTY
On December 7, 1989, Craftmade and its major supplier, Fanthing Electrical Corp. (“Fanthing”), entered into a written agreement, terminable on 180 days prior notice, pursuant to which the Fanthing has agreed to manufacture ceiling fans for Craftmade. Fanthing provides substantially all of Craftmade’s ceiling fans and accessories. Fanthing is permitted under the arrangement to manufacture ceiling fans for other distribution provided such ceiling fans are not a replication of the Craftmade series or models.
Fans and accessories manufactured and sold to Craftmade by Fanthing account for approximately 60%, 67% and 66% of Craftmade’s purchases and 29%, 21% and 23% of consolidated purchases during the years ended June 30, 2005, 2004 and 2003, respectively.
At June 30, 2005, the Company owed Home Impressions, LLP, the Company’s 50% partner in PHI, a payable totaling $886,000, primarily consisting of undistributed earnings.
The Company has a non-interest bearing note receivable from its chief executive officer for $50,000. The note was paid in full in August 2005.
TSI leased office space from a former director of the Company, who was also an executive officer of the Company. This lease was for $7,500 per month for the period between July and November 2003. The lease expired in November 2003 when the Company relocated the office.
NOTE 13 — SEGMENT INFORMATION
The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their operating profit and cash flows.
The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting, lamps, light bulbs, door chimes, ventilation systems and other lighting accessories offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from outdoor lighting, portable lamps, indoor lighting and fan accessories marketed solely to mass merchandisers.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the reportable segments (in thousands):

	Craftmade	TSI	Total
For the year ended June 30, 2005:
Net sales	$55,663	$61,093	$116,756
Operating profit(1)	6,402	7,960	14,362
Interest expense	973	108	1,081
Minority interest	—	3,775	3,775
Provision for income taxes	1,895	1,184	3,079
Depreciation and amortization	537	44	581
Total assets	50,835	19,980	70,815

For the year ended June 30, 2004:
Net sales	$53,526	$67,712	$121,238
Operating profit(1)	9,112	7,570	16,682
Interest expense	708	69	777
Minority interest	—	3,719	3,719
Provision for income taxes	3,019	1,521	4,540
Depreciation	554	94	648
Total assets	29,163	26,091	55,254

For the year ended June 30, 2003:
Net sales	$49,154	$59,879	$109,033
Operating profit(1)	7,835	8,300	16,135
Interest expense	851	45	896
Minority interest	—	4,235	4,235
Provision for income taxes	2,677	1,481	4,158
Depreciation	570	89	659
Total assets	28,372	23,071	51,443

(1)	Operating profit represents income before minority interest and interest.

The following is sales information by geographic area for the years ended June 30, 2005, 2004 and 2003 (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
United States	$107,247	$112,894	$99,781
Hong Kong	9,509	8,344	9,252

	$116,756	$121,238	$109,033

Long-lived assets totaled approximately $8,492,000 and $8,985,000 at June 30, 2005 and 2004, respectively. None of the long-lived assets at June 30, 2005 or 2004 were located in Hong Kong.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — QUARTERLY DATA (UNAUDITED)
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

	Fiscal 2005				Fiscal 2004
(In thousands,	Fourth	Third	Second	First	Fourth	Third	Second	First
except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net Sales	$32,323	$27,059	$28,349	$29,025	$32,112	$28,988	$28,947	$31,191
Gross Profit	10,221	7,893	8,812	8,520	9,584	8,462	7,643	10,221
Operating Profit (1)	4,380	2,843	4,175	2,964	4,673	3,890	2,556	5,563
Net Income	2,064	1,093	1,872	1,398	2,131	1,782	1,364	2,369

Basic EPS	$0.40	$0.22	$0.37	$0.27	$0.41	$0.34	$0.25	$0.44
Diluted EPS	0.40	0.22	0.37	0.27	0.41	0.33	0.25	0.43

Basic shares outstanding	5,200	5,062	5,034	5,084	5,165	5,314	5,437	5,422
Diluted shares outstanding	5,206	5,074	5,057	5,124	5,207	5,360	5,477	5,481

(1)	Operating profit represents income before minority interest and interest.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged	Charged			Balance
	beginning	to costs	to other			at end of
Description	of period	and expense	accounts	Deductions		period
Allowance for doubtful accounts for the years ended:
June 30, 2005	$150	$223	$116	($189	)(a)	$300
June 30, 2004	150	69	—	(69	)(a)	150
June 30, 2003	150	108	—	(108	)(a)	150

Allowance for inventory obsolescence for the years ended:
June 30, 2005	$1,171	$481	—	($935	)(b)	$717
June 30, 2004	1,641	1,070	—	(1,540	)(b)	1,171
June 30, 2003	2,241	1,516	—	(2,116	)(b)	1,641

(a)	Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

(b)	Reduction of the allowance for inventory obsolescence associated with the disposal or sale of certain inventory items.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.2	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) previously and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, previously filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, previously filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, previously filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, previously filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Agreement for the Purchase and Sale of Personal Goodwill by and between Teiber Lighting Products, Inc. and Todd Teiber dated March 1, 2005, previously filed as Exhibit 10.2 to the Company’s Current Reports on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

10.2	Agreement for the Purchase and Sale of Personal Goodwill by and between Teiber Lighting Products, Inc. and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

10.3	Consulting Agreement dated March 1, 2005, by and among Craftmade International, Inc., Teiber Lighting Products, Inc. and Todd Teiber, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

Exhibit
Number	Description

10.4	Employment Agreement dated March 1, 2005, by and among Craftmade International, Inc., Teiber Lighting Products, Inc. and Edward Oberstein, previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

10.5	Promissory Note dated February 25, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.6	Third Amendment to Loan Agreement dated February 25, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.7	Arbitration and Notice of Final Agreement dated February 25, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.8	Renewal and Extension Agreement dated March 31, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.9	Arbitration and Notice of Final Agreement dated March 31, 2005, by and between Craftmade International, Inc. and The Frost National Bank, previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-26667), and incorporated by reference herein.

10.10*	Modification, Renewal and Extension Agreement dated May 31, 2005, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation.

10.11*	Arbitration and Notice of Final Agreement dated June 14, 2005, by and between The Frost National Bank, a national banking association, and Craftmade International, Inc., a Delaware corporation.

21.0*	List of the subsidiaries of Craftmade International, Inc., a Delaware corporation, as of June 30, 2005.

23.1*	Consent of BDO Seidman, LLP.

23.2*	Consent of PricewaterhouseCoopers, LLP.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brad Dale Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brad Dale Heimann, Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.