Form 10-Q
period 2005-09-30
CRAFTMADE INTERNATIONAL INC
filed 2005-11-09
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 or

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
5,200,000 shares of the registrant’s common stock, $01 par value, were outstanding as of October 31, 2005.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

Gross profit	8,746	8,520

Selling, general and administrative expenses	4,898	5,409
Interest expense, net	304	230
Depreciation and amortization	158	147

Total expenses	5,360	5,786

Income before income taxes and minority interests	3,386	2,734
Minority interests	734	566

Income before income taxes	2,652	2,168
Income taxes	920	770

Net income	$1,732	$1,398

Basic earnings per common share	$0.33	$0.27

Diluted earnings per common share	$0.33	$0.27

Cash dividends declared per common share	$0.12	$0.10

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	September 30,	June 30,
	2005	2005
	(Unaudited)
Current assets
Cash	$3,454	$9,145
Accounts receivable — net of allowance of $232 and $300, respectively	20,792	21,810
Inventories — net of allowance of $761 and $717, respectively	18,755	18,042
Deferred income taxes	1,637	1,224
Prepaid expenses and other current assets	468	374

Total current assets	45,106	50,595

Property and equipment
Land	1,535	1,535
Building	7,796	7,796
Office furniture and equipment	9,184	9,148
Leasehold improvements	279	279

	18,794	18,758

Less: accumulated depreciation	(10,416)	(10,266)

Total property and equipment, net	8,378	8,492

Other assets
Goodwill	11,480	11,480
Other intangibles — net of accumulated amortization of $17 and $10, respectively	183	190
Other assets	51	58

Total other assets	11,714	11,728

Total assets	$65,198	$70,815

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2005	2005
	(Unaudited)
Current liabilities
Note payable — current	$1,050	$1,319
Revolving line of credit	1,548	24,548
Accounts payable	9,422	9,299
Commissions payable	223	248
Income taxes payable	1,298	(33)
Accrued customer allowances	4,731	4,164
Other accrued expenses	1,086	1,055

Total current liabilities	19,358	40,600

Other non-current liabilities
Note payable — long term	16,271	1,551
Other long-term expenses	860	860
Deferred income taxes	202	226

Total other non-current liabilities	17,333	2,637

Total liabilities	36,691	43,237

Minority interests	3,016	3,205

Commitments and contingencies (Note 5)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $0.01 par value, 15,000,000 shares authorized and 9,699,920 shares issued	97	97
Additional paid-in capital	18,662	18,653
Retained earnings	46,707	45,598
Less: treasury stock, 4,499,920 common shares at cost, and 32,000 preferred shares at cost	(40,007)	(40,007)

Total stockholders’ equity	25,491	24,373

Total liabilities and stockholders’ equity	$65,198	$70,815

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED
	September 30,	September 30,
	2005	2004

Net cash provided by operating activities	$3,426	$5,057

Cash flows from investing activities
Additions to property and equipment	(36)	(17)

Cash used in investing activities	(36)	(17)

Cash flows from financing activities
Net payments on lines of credit	(8,010)	(316)
Principal payments on notes payable	(540)	(789)
Treasury stock repurchases	—	(993)
Stock options exercised	—	10
Cash dividends	(531)	(502)
Distributions to minority interest members	—	(293)

Net cash used in financing activities	(9,081)	(2,883)

Net increase/(decrease) in cash	(5,691)	2,157
Cash at beginning of period	9,145	5,838

Cash at end of period	$3,454	$7,995

Supplemental disclosure of non-cash financing activities:
Minority interest earned but not paid	$922	$—
SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2005
Note 1 — BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc. (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc. (“TSI”), and two 50% owned limited liability companies, Prime/Home Impressions, LLC (“PHI”) and Design Trends, LLC (“Design Trends”). Craftmade and its subsidiaries including TSI, PHI and Design Trends are sometimes collectively referred to as the “Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 20, 2005. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.
Note 2 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	FOR THE THREE MONTHS ENDED
	September 30,	September 30,
	2005	2004
	(In thousands,
	except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$1,732	$1,398

Denominator for basic EPS
Common shares outstanding	5,200	5,084

Denominator for diluted EPS
Common shares outstanding	5,200	5,084
Incremental shares for stock options	10	40

Potentially dilutive common shares	5,210	5,124

Basic earnings per share	$0.33	$0.27

Diluted earnings per share	$0.33	$0.27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2005
Note 3 — STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. Compensation cost for awards granted prior to, but not vested as of, the date the Company adopted SFAS 123R were based on the grant date fair value and attributes originally used to value those awards.
For three months ended September 30, 2005, compensation expense from unvested options outstanding as of July 1, 2005 totaled $9,000. There were no options granted in the quarter ended September 30, 2005.
The following table shows pro forma net income for the three months ended September 30, 2004 had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The pro forma results for the three months ended September 30, 2004 are compared to actual results for the three months ended September 30, 2005 where stock option expense is included in reported net income. The pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

	FOR THE THREE MONTHS ENDED
	September 30,	September 30,
	2005	2004
	(In thousands,
	except per share data)
	Actual	Pro Forma
Net income, as reported	$1,732	$1,398
Compensation expense, net of related taxes	—	(31)

Net income, proforma	$1,732	$1,367

Basic earnings per share, as reported	$0.33	$0.27
Basic earnings per share, proforma	0.33	0.27

Diluted earnings per share, as reported	$0.33	$0.27
Diluted earnings per share, proforma	0.33	0.27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2005
Note 4 — SEGMENT INFORMATION
The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 as filed with the SEC on September 20, 2005. The Company evaluates the performance of its segments and allocates resources to them based on their net sales, income before minority interests and income taxes, and cash flows.
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
The following table presents sales and income for the reportable segments:

	FOR THE THREE MONTHS ENDED
	September 30,	September 30,
	2005	2004
	(In thousands)
Net sales
Craftmade	$16,511	$14,600
TSI	13,958	14,425

Total	$30,469	$29,025

Income before minority interests and income taxes
Craftmade	$2,104	$1,515
TSI	1,282	1,219

Total	$3,386	$2,734

Net income
Craftmade	$1,345	$982
TSI	387	416

Total	$1,732	$1,398

Total assets for the TSI segment were $5,375,000 lower on September 30, 2005 than as reported on June 30, 2005. This is primarily due to a decrease of cash in the amount of $5,692,000. See the discussion in Item 2: Liquidity and Capital Resources for the uses of cash. The following table presents the total assets for the reportable segments:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2005
Total Assets by Segment
(In thousands)

	September 30,	June 30,
	2005	2005	Change
TSI	$14,605	$19,980	$(5,375)
Craftmade	50,593	50,835	(242)

Total	$65,198	$70,815	$(5,617)

Note 5 — COMMITMENTS AND CONTINGENCIES
As more fully described in the Company’s Form 10-K for the fiscal year ended June 30, 2005 as filed with the SEC on September 20, 2005, the Company is a party to a lawsuit alleging patent infringement related to a patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the patent. The jury awarded damages of $143,385, and Lamps Plus filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. The Company and other defendants in the lawsuit have appealed the Judgment and Order, and the outcome of the appeal is uncertain. This appeal is pending in the United States Court of Appeals for the Federal Circuit.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2005
Note 6 — SUBSEQUENT EVENTS
On October 31, 2005, the Company entered into a loan agreement (the “Agreement”) with Frost National Bank (“Frost”) that renews the Company’s promissory note in the amount of $20,000,000 at the interest rate of the LIBOR index plus the following amounts based on “Debt to Net Worth”. The Agreement is scheduled to mature on October 31, 2007. Additionally, the Agreement does not have a provision where the outstanding balance of this note can be due upon demand. Financial covenants of the Agreement are amended to remove the Interest Coverage Ratio and modify the Fixed Charge Coverage ratio from 1.5:1 to 1.25:1. Other covenants and restrictions that apply to this Agreement limit the Company’s debt to tangible net worth ratio to be less than 3.0 to 1.0 after December 31, 2005. The Company has agreed not to purchase its stock if its debt to tangible net worth exceeds 3.0 to 1.0. The Company’s debt to tangible net worth ratio totaled 2.8 to 1.0 at September 30, 2005.

Percentage	Debt to Net Worth Ratio
2.75%	>3.00 to 1.00
2.25%	>=2.50 to 1.00 or <=3.00 to 1.00
1.75%	>2.00 to 1.00 or <2.50 to 1.00
1.50%	<=2.00 to 1.00
In accordance with the terms of the SFAS 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company reclassified $14,990,000 of its existing promissory note from short-term to long-term obligations at September 30, 2005.
Note 7 — RELATED PARTY
At September 30, 2005, the Company owed Home Impressions, LLP, the Company’s 50% partner in PHI, a payable totaling $1,289,000, primarily consisting of undistributed earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement

With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the dependency of TSI, PHI and Design Trends on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company’s primary vendors) and changes in the foreign currency exchange rate between the U.S. and Taiwan dollar or Chinese yuan, declining conditions in the home construction industry, inability to realize deferred tax assets, labor strikes, lockouts, and other labor slow downs, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas and the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion, disruption or failure of management information systems, fluctuation of the results of operations from quarter to quarter, restrictions of the Company’s credit facility could restrict operational flexibility, retention of key personnel, as well as other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. When used in this document, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Craftmade or its management are intended to identify forward-looking statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations following are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment changes. The Company’s management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies. As the financial statements contained herein are condensed, one should also read the Company’s Form 10-K for the year ended June 30, 2005 as filed with the SEC on September 20, 2005 regarding expanded information about our critical accounting policies and estimates.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. Compensation cost for awards granted prior to, but not vested as of, the date the

Company adopted SFAS 123R were based on the grant date fair value and attributes originally used to value those awards.

Overview

Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the three months ended September 30, 2005 and the corresponding prior year period can be summarized as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$16,511	$13,958	$30,469	$14,600	$14,425	$29,025
Cost of goods sold	10,650	11,073	21,723	8,970	11,535	20,505

Gross profit	5,861	2,885	8,746	5,630	2,890	8,520
Gross margin	35.5%	20.7%	28.7%	38.6%	20.0%	29.4%

SG&A	3,331	1,567	4,898	3,787	1,622	5,409
As a % of net sales	20.2%	11.2%	16.1%	25.9%	11.2%	18.6%

Interest	278	26	304	197	33	230
Depreciation	148	10	158	131	16	147

Income before minority interests and income taxes	$2,104	$1,282	$3,386	$1,515	$1,219	$2,734
Minority interests	—	734	734	—	566	566
Provision for income taxes	759	161	920	533	237	770

Net income	$1,345	$387	$1,732	$982	$416	$1,398

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales. Net sales for the Company increased $1,444,000 or 5.0% to $30,469,000 for the quarter ended September 30, 2005, compared to $29,025,000 for the same period last year. The increase in sales was due to increased sales in the Craftmade segment partially offset by a decline in sales in the TSI segment.

Net sales from the Craftmade segment increased $1,911,000 or 13.1% to $16,511,000 for the quarter ended September 30, 2005, from $14,600,000 for the same period last year. The increase resulted from $2,014,000 of incremental net sales from the acquisition of Bill Teiber Co., Inc. (“Teiber”). The remaining $103,000 decrease in sales of the Craftmade segment resulted from a general decline across product lines.

Based on sales results from fiscal year 2005, management anticipates that net sales from the Craftmade segment, excluding results from the Teiber acquisition, will improve in fiscal year 2006 as newly introduced products become available, assuming continued strength in the housing sector and the overall U.S. economy. Management believes that the Teiber acquisition will continue to provide incremental growth opportunities throughout fiscal year 2006.

Net sales of the TSI segment declined $467,000 or 3.2% to $13,958,000 for the quarter ended September 30, 2005, from $14,425,000 for the same period last year, as summarized in the following table (in thousands except percentage data):

Change in Net Sales of TSI Segment

			Prime/	TSI
	Trade	Design	Home	Segment
Quarter Ended	Source	Trends	Impressions	Total
September 30, 2005	$5,114	$5,429	$3,415	$13,958
September 30, 2004	5,795	6,145	2,485	14,425

Dollar change	(681)	(716)	930	(467)
Percent change	-11.8%	-11.7%	37.4%	-3.2%
The TSI segment includes the Trade Source entity which is wholly owned by the Company and the Prime/Home Impressions (“PHI”) and Design Trends entities which are 50% owned companies. Hereafter, TSI refers to the segment and Trade Source to the entity. The net decrease in sales of Trade Source primarily resulted from a decrease in sales of the mix and match fan program to Wal-Mart and promotional indoor lighting products.

The decline in Design Trends’ net sales was primarily due the previously disclosed loss of four regional distribution centers which serve approximately 383 stores. More detail of this event is provided in the Company’s Form 10-K for the year ended June 30, 2005 as filed with the SEC on September 20, 2005, and the Company’s Form 8-K filing dated April 25, 2005. Design Trends is the primary vendor to Lowe’s for its mix and match portable lamp program, and such program is currently available in approximately 722 Lowe’s stores.

The increase in net sales of PHI primarily resulted from the annual reset of the fan accessory and lamp replacement parts business to Lowe’s.

Future growth of the TSI segment, exclusive of Design Trends, is contingent upon the success of the Company’s ongoing efforts to introduce new products to existing customers and to expand the business to new customers.

Gross Profit. Gross profit of the Company as a percentage of net sales decreased to 28.7% for the quarter ended September 30, 2005, compared to 29.4% for the same period last year. Gross profit as a percentage of net sales of the Craftmade segment decreased 3.1% to 35.5% for the quarter ended September 30, 2005, compared to 38.6% in the same period last year. The decline in the gross margin of the Craftmade segment was primarily the result of increased product costs due to a weaker U.S. dollar compared to the Taiwan dollar. The Company anticipates that margins for the Craftmade division will stabilize in the second quarter of fiscal 2006 due to a decrease in cost from a strengthening of the U.S. dollar compared to the Taiwan dollar and from establishing relationships with manufacturers that are located in other countries with a more favorable exchange rate.

The gross profit of the TSI segment increased to 20.7% of sales for the quarter ended September 30, 2005, compared to 20.0% of sales in the same prior year period, as summarized in the following table:
Change in Gross Margins of TSI Segment

			Prime/	TSI
	Trade	Design	Home	Segment
Quarter Ended	Source	Trends	Impressions	Total
September 30, 2005	10.2%	21.9%	34.4%	20.7%
September 30, 2004	15.9%	19.5%	31.0%	20.0%

Percent Change	-5.7%	2.4%	3.4%	0.7%
The net increase in gross margin as a percentage of sales for the TSI segment resulted from changes in mix of (i) vendor program accruals as a percentage of gross sales, (ii) sales mix, and (iii) changes in composition of shipment’s origin. Orders shipped directly from the Company’s vendors to its customers are typically at lower margins. Orders shipped domestically from the Company’s warehouse are typically at higher margins to offset the costs associated with storage and handling of products.

Specifically, margins decreased at the Trade Source entity from (i) a 1.2% increase in vendor programs as a percentage of gross sales primarily related to annual product resets at Lowe’s and (ii) a increased product costs from changes in mix as described above. The improvement in gross margins at Design Trends resulted from lower sales discounts in the current year quarter from the sale of slow moving inventory and a 1.8% reduction in vendor programs as a percentage of gross sales, primarily from lower amounts set aside for product markdowns. The increase in margins at PHI resulted from the increased sale of higher margin products as a result of the annual reset which occurred in September 2005.

For fiscal year 2006, gross profit as a percentage of sales of the TSI segment is expected to remain consistent with the quarter ended September 30, 2005 provided that a similar sales mix, customer concentration and level of vendor program commitment continues for this segment in fiscal year 2006.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $511,000 to $4,898,000 or 16.1% of net sales for the quarter ended September 30, 2005 from $5,409,000 or 18.6% of net sales for the prior year.

Total SG&A expense of the Craftmade segment decreased $456,000 to $3,331,000 or 20.2% of sales compared to $3,787,000 or 25.9% of sales for the same period in the previous year. The decrease in SG&A of the Craftmade segment is summarized as follows (in thousands):

			Change
	Quarter Ended		From
	September 30,		Prior Year
	2005	2004	Period
Accounting, legal and consulting	$572	$966	($394)
Salaries and wages	1,116	905	211
Other	1,643	1,916	(273)

	$3,331	$3,787	($456)

Lower accounting, legal and consulting fees in the quarter ended September 30, 2005 were primarily due to higher costs incurred in the same period in the prior year to (i) address internal controls issues, (ii) evaluate the proper interpretation of FIN 46 with respect to the Company’s 50% owned subsidiaries and (iii) an increase in cost to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

The increase in salaries and wages was impacted by higher salaries due to adjustments of current employees to remain competitive with market conditions as well as the addition of seven Teiber employees, and additional accounting and IT staff.

The decrease in other costs primarily resulted from lower advertising and health insurance costs.

Total SG&A expenses of the TSI segment decreased $55,000 to $1,567,000 or 11.2% of sales for the quarter ended September 30, 2005 from $1,622,000 or 11.2% of sales for the same period in the previous year.

Management anticipates that based on current market conditions, future SG&A expenses as a percentage of sales, excluding accounting, legal and consulting fees related to compliance with Section 404, will be relatively consistent with results generated in fiscal year 2005. Management anticipates that accounting, legal and consulting costs, including costs to comply with Section 404, will be reduced by approximately 35% to 50% of such costs in fiscal year 2005.

Interest Expense. Net interest expense of the Company increased $74,000 to $304,000 for the quarter ended September 30, 2005 from $230,000 for the same period in the previous year. This increase was primarily the result of higher outstanding balances from the Company’s revolving lines of credit, combined with higher interest rates in effect during the period. The balance on the Company’s revolving lines of credit increased primarily as a result of Craftmade’s borrowings to finance its acquisition of Teiber. In addition, the outstanding balance on the Company’s facility note was lower than in the same period during fiscal 2005, and the interest rate on the facility note remained unchanged compared to the same period in the prior year. Management anticipates that in the future, lower outstanding balances on its lines of credit may offset expected increases in interest rates, resulting in total interest expense that is not significantly different from the expense generated in fiscal year 2005.

Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries increased $168,000 to $734,000 for the quarter ended September 30, 2005, compared to $566,000 for the same period in the previous year. The increase was primarily due to a $217,000 increase as a result of the increased sales and gross profit of PHI, partially offset by a decline of $49,000 as a result of the in sales and gross profit of Design Trends, as discussed above.

Provision for Income Taxes. The provision for income tax was $920,000 or 34.7% of income before income taxes for the quarter ended September 30, 2005, compared to $770,000 or 35.5% of income before taxes for the same quarter of the prior year. The decrease in percentage resulted from the tax benefit obtained from receiving an 85% dividends received deduction for the repatriation of undistributed 2005 foreign earnings under the American Jobs Creation Act of 2004. The Company expects to receive a similar benefit throughout calendar year 2006.

Liquidity and Capital Resources

The Company’s cash decreased $5,691,000 from $9,145,000 at June 30, 2005 to $3,454,000 at September 30, 2005. The Company’s operating activities provided cash of $3,426,000.

The $36,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of purchases of computer equipment and office furniture.

Cash used in financing activities of $9,081,000 was primarily the result (i) net payments on the Company’s revolving lines of credit of $8,010,000, (ii) principal payments on the Company’s notes payable of $540,000 and (iii) cash dividends of $531,000.

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

At September 30, 2005, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”) at an interest rate of prime (6.75% at September 30, 2005) less 0.5% or LIBOR (4.4067% at September 30, 2005) plus 1.50% to 2.25% depending on the debt to worth ratio. The line of credit is scheduled to mature on October 31, 2005.

On October 31, 2005, the Company entered into a loan agreement with Frost that renews the Company’s promissory note in the amount of $20,000,000. This loan agreement is scheduled to mature on October 31, 2007. Information regarding the promissory note is set forth in Note 6 — “Subsequent Events” to the consolidated financial statements in Item 1 of Part I of this Form 10-Q.

On February 25, 2005, the line of credit was amended to provide, among other things, a $3,000,000 increase in the commitment initially through March 31, 2005 and subsequently through December 31, 2005. Accordingly, there was $14,990,000 outstanding under the $20,000,000 line of credit at September 30, 2005 and no outstanding balance on the $3,000,000 amendment.

Under this line of credit, for each one-percentage point (1%) incremental increase in LIBOR, the

Company’s annualized interest expense would increase by approximately $150,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $750,000.

At September 30, 2005, Design Trends had a $2,000,000 loan agreement with Frost, of which none had been utilized. The loan matured on October 31, 2005 and was not extended.

One of the Company’s 50%-owned subsidiaries, PHI, has a $3,000,000 promissory note (the “$3 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the monthly LIBOR index (3.8584% at September 30, 2005) plus 2%, which expired on October 15, 2005 and was subsequently renewed through December 15, 2006. The terms of the renewal remained substantially unchanged from the original $3 Million Line of Credit. There was an outstanding balance of $1,548,000 at September 30, 2005. The PHI members, which include TSI, agreed to be guarantors of the $3 Million Line of Credit in order to induce the lender to provide these loans to PHI.

Based on the amounts outstanding at September 30, 2005 under the $3 Million Line of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $15,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $77,000.

At September 30, 2005, $2,331,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.

Fanthing Electrical Corp. (“Fanthing”), Craftmade’s ceiling fan vendor, has provided Craftmade with a $1,000,000 credit limit, pursuant to which it will manufacture and ship ceiling fans prior to receipt of payment from Craftmade. Accordingly, payment can be deferred until delivery of such products. At present levels, such credit facility is equivalent to approximately three weeks’ supply of ceiling fans and represents a supplier commitment, which, in the opinion of the Company’s management, is unusual for the industry and favorable to the Company. This manufacturer is not required to provide this credit facility under its agreement with Craftmade, and it may discontinue this arrangement at any time.

Management does not anticipate that the covenants and restrictions of its lines of credit and loan agreements will limit the Company’s growth potential.

TSI maintained inventory levels of $5,097,000 at September 30, 2005. TSI’s sales are highly concentrated with Lowe’s. Should the revenues generated by TSI from its programs with this customer be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.
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

The Company also purchases a substantial amount of other products of its Craftmade and TSI segments from numerous manufacturing companies located in the People’s Republic of China (“China”). On July

21, 2005, China’s central bank adjusted the exchange rate of the Chinese yuan to the U.S. dollar and continuing fluctuations in the Chinese yuan against the U.S. dollar are expected. All transactions with Chinese manufacturers are denominated in U.S. dollars, but fluctuations in the exchange rate between the U.S. dollar and Chinese yuan could affect the pricing of items manufactured in China.

The following table summarizes the exchange rate of the United States dollar (“USD”) to the Taiwan dollar (“TWD”) and Chinese yuan (“YUAN”):

	USD:TWD	USD:YUAN
June 30, 2004	$33.75	$8.287
September 30, 2004	33.99	8.287
December 31, 2004	31.98	8.287
March 31, 2005	31.88	8.287
June 30, 2005	31.67	8.287
September 30, 2005	33.27	8.110
A sharp appreciation of the Taiwan dollar or the Chinese yuan relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes (i) the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments and (ii) this risk is not unique to Craftmade as other competitors also purchase a majority of their product from Asian manufacturers.

During the fiscal quarter ended September 30, 2005, the Company purchased approximately $4,583,000 of products from Fanthing and $11,548,000 of products from Chinese manufacturing companies. The Company estimates that an appreciation of the Chinese yuan and the Taiwan dollar to the U.S. dollar of 1% would result in an estimated annual increase in cost of goods sold of approximately $920,000 and a decrease in net income of $527,000, based on the Company’s purchases during the quarter ended September 30, 2005 on an annualized basis. A 10% incremental appreciation of the Chinese yuan and the Taiwan dollar to the U.S. Dollar would result in an estimated annualized increase in cost of goods sold of approximately $5,994,000 and a decrease in net income of $3,204,000, based on the Company’s purchases during the quarter ended September 30, 2005 on an annualized basis. A 20% incremental appreciation of the Chinese yuan and the Taiwan dollar to the U.S. Dollar would result in an increase of approximately $12,447,000 and a decrease in net income of $6,702,000, on an annualized basis, based on the Company’s purchases during the quarter ended September 30, 2005 on an annualized basis. The amounts are estimates of the financial impact of an appreciation of the Chinese yuan and the Taiwan dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Chinese manufacturing companies and Fanthing for the quarter ended September 30, 2005. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.

Other market risks at September 30, 2005 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 as filed with the SEC on September 20, 2005.

For a discussion of the effects of hypothetical changes in interest rates, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”
Item 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Controls There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
Information regarding our legal proceedings is set forth in Note 5 — Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not Applicable
Item 5. OTHER INFORMATION.
     Not Applicable
Item 6. EXHIBITS.
Exhibits

10.1*	Modification, Renewal and Extension Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.2*	Amended and Restated Loan Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.3*	Arbitration and Notice of Final Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: November 8, 2005	/s/ James R. Ridings

JAMES R. RIDINGS
President and Chief
Executive Officer

Date: November 8, 2005	/s/ J. Marcus Scrudder

J. MARCUS SCRUDDER
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description

10.1*	Modification, Renewal and Extension Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.2*	Amended and Restated Loan Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

10.3*	Arbitration and Notice of Final Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.