Form 10-Q/A
period 2005-09-30
CRAFTMADE INTERNATIONAL INC
filed 2005-11-09
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
(In thousands except per share amounts)
(Unaudited)

	FOR THE THREE MONTHS ENDED
	September 30,	September 30,
	2005	2004
Net sales	$30,469	$29,025
Cost of goods sold	21,723	20,505

Gross profit	8,746	8,520

Selling, general and administrative expenses	4,898	5,409
Interest expense, net	304	230
Depreciation and amortization	158	147

Total expenses	5,360	5,786

Income before income taxes and minority interests	3,386	2,734
Minority interests	734	566

Income before income taxes	2,652	2,168
Income taxes	920	770

Net income	$1,732	$1,398

Basic earnings per common share	$0.33	$0.27

Diluted earnings per common share	$0.33	$0.27

Cash dividends declared per common share	$0.12	$0.10

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