Form 10-Q
period 2005-12-31
CRAFTMADE INTERNATIONAL INC
filed 2006-02-09
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005 or

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                    Large Accelerated Filer ☐                    Accelerated Filer ☑                    Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
5,201,000 shares of the registrant’s common stock, $01 par value, were outstanding as of January 31, 2006.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Net sales	$28,418	$28,349	$58,887	$57,374
Cost of goods sold	19,830	19,537	41,553	40,042

Gross profit	8,588	8,812	17,334	17,332

Gross profit as a percentage of net sales	30.2%	31.1%	29.4%	30.2%

Selling, general and administrative expenses	4,748	4,496	9,646	9,905
Interest expense, net	322	240	626	470
Depreciation and amortization	153	141	311	288

Total expenses	5,223	4,877	10,583	10,663

Income before income taxes and minority interests	3,365	3,935	6,751	6,669
Minority interests	739	995	1,472	1,561

Income before income taxes	2,626	2,940	5,279	5,108
Provision for income taxes	929	1,068	1,850	1,838

Net income	$1,697	$1,872	$3,429	$3,270

Basic earnings per common share	$0.33	$0.37	$0.66	$0.65

Diluted earnings per common share	$0.33	$0.37	$0.66	$0.64

Cash dividends declared per common share	$0.12	$0.10	$0.24	$0.20

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	December 31,	June 30,
	2005	2005
	(Unaudited)

Current assets
Cash	$1,730	$9,145
Accounts receivable — net of allowance of $232 and $300, respectively	19,015	21,810
Inventories — net of allowance of $637 and $717, respectively	20,107	18,042
Deferred income taxes	1,726	1,224
Prepaid expenses and other current assets	425	374

Total current assets	43,003	50,595

Property and equipment
Land	1,535	1,535
Building	7,796	7,796
Office furniture and equipment	9,303	9,148
Leasehold improvements	279	279

	18,913	18,758
Less: accumulated depreciation	(10,561)	(10,266)

Total property and equipment, net	8,352	8,492

Other assets
Goodwill	11,480	11,480
Other intangibles — net of accumulated amortization of $24 and $10, respectively	176	190
Other assets	44	58

Total other assets	11,700	11,728

Total assets	$63,055	$70,815

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2005	2005
	(Unaudited)
Current liabilities
Note payable — current	$1,072	$1,319
Revolving line of credit	1,548	24,548
Accounts payable	9,008	9,299
Commissions payable	194	248
Income taxes payable/(receivable)	262	(33)
Accrued customer allowances	4,879	4,164
Other accrued expenses	926	1,055

Total current liabilities	17,889	40,600

Other non-current liabilities
Note payable — long term	1,004	1,551
Revolving line of credit	13,245	—
Other long-term expenses	860	860
Deferred income taxes	178	226
Total other non-current liabilities	15,287	2,637

Total liabilities	33,176	43,237

Minority interests	3,308	3,205

Commitments and contingencies (Note 5)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $0.01 par value, 15,000,000 shares authorized and 9,700,920 and 9,699,920 shares issued, respectively	97	97
Additional paid-in capital	18,669	18,653
Retained earnings	47,780	45,598
Less: treasury stock, 4,499,920 common shares at cost, and 32,000 preferred shares at cost	(40,007)	(40,007)
Total stockholders’ equity	26,571	24,373

Total liabilities and stockholders’ equity	$63,055	$70,815

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	FOR THE SIX MONTHS ENDED
	December 31,	December 31,
	2005	2004
Net cash provided by operating activities	$4,437	$6,665

Cash flows from investing activities
Additions to property and equipment	(155)	(22)
Additions to other intangibles	—	(10)

Cash used in investing activities	(155)	(32)

Cash flows from financing activities
Net proceeds from/(payments on) lines of credit	(9,755)	962
Principal payments on notes payable	(794)	(1,583)
Treasury stock repurchases	—	(2,925)
Stock options exercised	7	164
Cash dividends	(1,155)	(1,010)
Distributions to minority interest members	—	(742)

Net cash used in financing activities	(11,697)	(5,134)

Net increase/(decrease) in cash	(7,415)	1,499
Cash at beginning of period	9,145	5,838

Cash at end of period	$1,730	$7,337

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2005
Note 1 — BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc. (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc., a Delaware corporation (“TSI”), and two 50% owned limited liability companies, Prime/Home Impressions, LLC, a North Carolina limited liability company (“PHI”) and Design Trends, LLC, a Deleware limited liability company (“Design Trends”). Craftmade and its subsidiaries including TSI, PHI and Design Trends are sometimes collectively referred to as the “Company.” The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 20, 2005. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2005
Note 2 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$1,697	$1,872	$3,429	$3,270

Denominator for basic EPS
Weighted average common shares outstanding	5,200	5,034	5,200	5,059

Denominator for diluted EPS
Weighted average common shares outstanding	5,200	5,034	5,200	5,059
Incremental shares for stock options	10	23	10	32

Potentially dilutive weighted average common shares	5,210	5,057	5,210	5,091

Basic earnings per share	$0.33	$0.37	$0.66	$0.65

Diluted earnings per share	$0.33	$0.37	$0.66	$0.64

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2005
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
For the six months ended December 31, 2005, compensation expense from unvested options outstanding as of July 1, 2005, totaled $9,000. There were no options granted in the six months ended December 31, 2005.
The following table shows pro forma net income for the three and six months ended December 31, 2004 had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123(R). The pro forma results for the three and six months ended December 31, 2004 are compared to actual results for the three and six months ended December 31, 2005, where stock option expense is included in reported net income. The pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
	Actual	Pro Forma	Actual	Pro Forma
Net income, as reported	$1,697	$1,872	$3,429	$3,270
Compensation expense, net of related taxes	—	(10)	—	(41)

Net income, proforma	$1,697	$1,862	$3,429	$3,229

Basic earnings per share, as reported	$0.33	$0.37	$0.66	$0.65
Basic earnings per share, proforma	0.33	0.37	0.66	0.64

Diluted earnings per share, as reported	$0.33	$0.37	$0.66	$0.64
Diluted earnings per share, proforma	0.33	0.37	0.66	0.63

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2005
Note 4 — SEGMENT INFORMATION
The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the SEC on September 20, 2005. The Company evaluates the performance of its segments and allocates resources to them based on their net sales, income before minority interests and income taxes, and cash flows.
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
The following table presents sales and income for the reportable segments:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(In thousands)
Net sales
Craftmade	$15,146	$12,268	$31,656	$26,868
TSI	13,272	16,081	27,231	30,506

Total	$28,418	$28,349	$58,887	$57,374

Income before minority interests and income taxes
Craftmade	$1,862	$1,592	$3,965	$3,107
TSI	1,503	2,343	2,786	3,562

Total	$3,365	$3,935	$6,751	$6,669

Net income
Craftmade	$1,198	$1,013	$2,543	$1,994
TSI	499	859	886	1,276

Total	$1,697	$1,872	$3,429	$3,270

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2005
The following table presents the total assets for the reportable segments (in thousands):

	December 31,	June 30,
	2005	2005	Change
Total Assets
Craftmade	$50,660	$50,835	$(175)
TSI	12,395	19,980	(7,585)

Total	$63,055	$70,815	$(7,760)

Total assets for the TSI segment were $7,585,000 lower on December 31, 2005 than as reported on June
30, 2005. This is primarily due to a decrease of cash in the amount of $7,415,000. See the discussion in Item 2: Liquidity and Capital Resources for the uses of cash.
Note 5 — COMMITMENTS AND CONTINGENCIES
As more fully described in the Company’s Form 10-K for the fiscal year ended June 30, 2005, as filed with the SEC on September 20, 2005, the Company is a party to a lawsuit alleging patent infringement related to a patent held by Lamps Plus, Inc. In November 2003, a jury verdict held that the Company willfully infringed on the patent. The jury awarded damages of $143,385, and Lamps Plus filed a motion to seek treble damages plus reasonable attorneys’ fees and court costs. On September 14, 2004, the Court entered a Judgment and Permanent Injunction and issued an Order Awarding Attorneys’ Fees. The Judgment awards Lamps Plus $143,385 in actual damages plus costs of court. The Order awards $600,000 in attorneys’ fees to Lamps Plus. The Company and other defendants in the lawsuit unsuccessfully appealed the Judgment and Order to the Federal Circuit of the United States Court of Appeals. The appellate court opinion was rendered on January 17, 2006.
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
According to the above mentioned agreement, all rewarded damages are the responsibility of Dolan Northwest, LLC. Pursuant to this agreement, Dolan Northwest filed a deposit in lieu of supersedes bond with the court. Accordingly, given the agreement and deposit in lieu of supersedes bond, management believes that there is no contingent liability for the Company.
Note 6 — RELATED PARTY
At December 31, 2005, the Company owed Home Impressions, LLP, the Company’s 50% partner in PHI, a payable totaling $1,735,000, primarily consisting of undistributed earnings. This payable is partially offset by the minority interest receivable of $257,000 for PHI. The Company has not distributed any minority interests during the six months ended December 31, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement
With the exception of historical information, the matters discussed in this document contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by these forward-looking statements. Some of the important factors which would cause actual results to differ materially from those in the forward-looking statements include, among other things, the dependency of TSI, PHI and Design Trends on sales to select mass merchandiser customers and changes in those relationships, changes in anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with Craftmade customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, cost increases, changes in tax or interest rates, unfavorable economic and political developments in Asia (the location of the Company’s primary vendors), changes in the foreign currency exchange rate between the U.S. dollar and Taiwan dollar or Chinese yuan, declining conditions in the home construction industry, inability to realize deferred tax assets, labor strikes, lockouts, and other labor slow downs, the ability of the Company to import merchandise from foreign countries without significantly restrictive tariffs, duties or quotas, the ability of the Company to source, ship and deliver items from foreign countries to its U.S. distribution centers at reasonable prices and rates and in a timely fashion, disruption or failure of management information systems, fluctuation of the results of operations from quarter to quarter, restrictions of the Company’s credit facility could restrict operational flexibility, retention of key personnel, as well as other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. When used in this document, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Craftmade or its management are intended to identify forward-looking statements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations following are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. The Company’s management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies. As the financial statements contained herein are condensed, one should also read the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, as filed with the SEC on September 20, 2005, regarding expanded information about our critical accounting policies and estimates.
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
Overview
Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the three months ended December 31, 2005 and the corresponding prior year period is summarized as follows (in thousands, except percentage data):

	Three Months Ended			Three Months Ended
	December 31, 2005			December 31, 2004
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$15,146	$13,272	$28,418	$12,268	$16,081	$28,349
Cost of goods sold	9,765	10,065	19,830	7,662	11,875	19,537

Gross profit	5,381	3,207	8,588	4,606	4,206	8,812
Gross profit as a % of net sales	35.5%	24.2%	30.2%	37.5%	26.2%	31.1%

SG&A	3,073	1,675	4,748	2,672	1,824	4,496
As a % of net sales	20.3%	12.6%	16.7%	21.8%	11.3%	15.9%

Interest	302	20	322	211	29	240
Depreciation	144	9	153	131	10	141

Income before minority interests and income taxes	$1,862	$1,503	$3,365	$1,592	$2,343	$3,935

Minority interests	—	739	739	—	995	995
Provision for income taxes	664	265	929	579	489	1,068

Net income	$1,198	$499	$1,697	$1,013	$859	$1,872

Results of Operations
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
Net Sales. Net sales for the Company increased $69,000, or 0.2%, to $28,418,000 for the quarter ended December 31, 2005, compared to $28,349,000 for the same period last year. The increase in sales was due to increased sales in the Craftmade segment partially offset by a decline in sales in the TSI segment.
Net sales from the Craftmade segment increased $2,878,000, or 23.5%, to $15,146,000 for the quarter ended December 31, 2005, from $12,268,000 for the same period last year. The increase resulted from $2,127,000 of incremental net sales from the acquisition of Bill Teiber Co., Inc. (“Teiber”) as the Teiber customer base continues to expand. The remaining $751,000 increase in sales of the Craftmade segment resulted from an increase in sales partially due to newly introduced products such as the builder-targeted ceiling fans, decorative ceiling fans and Accolade lighting products.
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
Net sales of the TSI segment declined $2,809,000 or 17.5% to $13,272,000 for the quarter ended December 31, 2005, from $16,081,000 for the same period last year, as increases in PHI, a 50% owned subsidiary, were offset by decreases in Design Trends, a 50% owned subsidiary, and Trade Source, a wholly-owned subsidiary, as summarized in the following table (in thousands except percentage data):

Change in Net Sales of TSI Segment

			Prime/	TSI
	Trade	Design	Home	Segment
Quarter Ended	Source	Trends	Impressions	Total
December 31, 2005	$4,892	$5,127	$3,253	$13,272
December 31, 2004	6,272	7,586	2,223	16,081

Dollar change	(1,380)	(2,459)	1,030	(2,809)
Percent change	-22.0%	-32.4%	46.3%	-17.5%
The TSI segment includes Trade Source, which is wholly-owned by the Company, and Prime/Home Impressions and Design Trends which are each 50% owned by the Company. Hereafter, TSI refers to the segment and Trade Source to the entity.
The net decrease in Trade Source sales was primarily the result of a sales decline as Wal-Mart transitions from a direct-import program for indoor/outdoor lighting and the mix and match fan program to a program where Trade Source will ship indoor/outdoor lighting items from its warehouse in Coppell, Texas. This decrease in sales was partially offset by an increase in sales of promotional indoor lighting products and the addition of the window covering product lines.
For the quarter ending December 31, 2005, Trade Source net sales to Wal-Mart declined to $83,000 from $2,202,000 in the same quarter in the prior year as Wal-Mart depletes its inventory prior to the above referenced transition. As routinely happens, Trade Source participated in Wal-Mart’s indoor/outdoor lighting line review which occurred during the second fiscal quarter. In conjunction with the shift of shipment origins, Trade Source will consolidate some and eliminate other SKU’s to try to maximize inventory turns and reduce risks associated with warehousing slow moving inventory. The consolidated items will have higher gross margins per unit sold; but the Company will only stock 50% to 60% of the total number of SKU’s previously provided in the direct import program once the new program begins in April. The lighting products that could not be priced to meet the needs of Wal-Mart and the Company have been eliminated.
The decline in Design Trends’ net sales was primarily due to the previously disclosed loss of four Lowe’s regional distribution centers which serve approximately 437 stores and the timing of orders prior to the April 2006 reset as described below. More detail of the loss of the distribution centers is provided in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 as filed with the SEC on September 20, 2005, and the Company’s Current Report on Form 8-K filing dated April 25, 2005.
Lowe’s continues to evaluate its mix and match portable lamp program and is planning to change its merchandising concept to one that will be based on Lowe’s private label, which will result in the discontinuance of the Design Trends’ merchandising display. In advance of the April 2006 reset, the Company has been asked to repurchase a portion of the existing inventory under the old Design Trends’ packaging and replace it with Lowe’s private label packaging. Lowe’s is currently offering the Company approximately 60% of the products in the new display set. The Company and Lowe’s continue to negotiate the terms for the transition into the new set. Based on historical information, private label programs result in declining gross profit margins and the Company will continue to evaluate the profitability of the mix and match portable lamp program relative to the investment required to maintain the program.
The increase in net sales of PHI primarily resulted from increased sales of the fan accessory and lamp replacement parts business to Lowe’s. Additional increases in net sales over the same quarter in the prior year is due to PHI’s sales of fan accessories to Wal-Mart that were made by Trade Source in the prior year quarter.
Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products and product lines to existing customers and to expand the business to new customers. Design Trends’ sales could be immediately impacted by management’s attempt to reduce current inventory levels prior to the April 2006 reset in order to minimize potential markdown costs.

Future sales could be negatively impacted if the Company determines that the investment required to maintain the Lowe’s mix and match portable lamp program does not generate the necessary returns to justify the program’s continuance.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased to 30.2% for the quarter ended December 31, 2005, compared to 31.1% for the same period last year. Gross profit from the prior year quarter benefited from a one-time $304,000 reduction in cost of sales by an amount that had been accrued related to import brokerage fees and duties (“Gross Profit Benefit”). On an adjusted basis, gross profit as a percentage of net sales was 30.0% for the second quarter ended December 31, 2004.
Gross profit as a percentage of net sales of the Craftmade segment decreased 2.0% to 35.5% for the quarter ended December 31, 2005, compared to 37.5% in the same period last year. The prior year gross profit includes $133,000 from the Gross Profit Benefit described above. On an adjusted basis, gross profit as a percentage of net sales was 36.5% for the quarter ended December 31, 2004.
The decline in the gross margin of the Craftmade segment was the result of a change in product sales mix, and increased cost due to the decline of the U.S. dollar during the first seven months of the 2005 calendar year. The Company anticipates that margins for the Craftmade division will slightly increase during the second half of the 2006 fiscal year from the first half of the year due to an aggregate decrease in cost due to price decreases resulting from the strengthening U.S. dollar during the last five months of the 2005 calendar year and strengthening relationships with manufacturers that are located in countries with a more favorable exchange rate. However, this could be offset by the affect of the recent weakening of the U.S. dollar. More detail of the impact of fluctuations in exchange rate is in Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The gross profit of the TSI segment decreased to 24.2% of net sales for the quarter ended December 31, 2005, compared to 26.2% of net sales in the same prior year period, as summarized in the following table:

Change in Gross Margins of TSI Segment

			Prime/	TSI
	Trade	Design	Home	Segment
Quarter Ended	Source	Trends	Impressions	Total
December 31, 2005	14.8%	27.8%	32.5%	24.2%
December 31, 2004	18.9%	29.1%	36.5%	26.2%
Percent Change	-4.1%	-1.3%	-4.0%	-2.0%
The prior year gross profit includes $171,000 from the Gross Profit Benefit described above. On an adjusted basis, gross profit of the TSI segment as a percentage of net sales was 25.1% for the quarter ended December 31, 2004. Overall, the net decrease in gross margin as a percentage of sales for the TSI segment resulted from changes in mix of vendor program accruals as a percentage of gross sales and sales mix.
Specifically, margins decreased at Trade Source from the reduction in sales of the mix and match fan program to Wal-Mart, offset by a decrease in the projected cost of the annual reset of products at Lowe’s scheduled to take place in February 2006. The decrease in gross margin at Design Trends resulted from the prior year gross margin including $141,000 from the Gross Profit Benefit described above. On an adjusted basis, Design Trends gross profit as a percentage of net sales was 27.3% for the quarter ended December 31, 2004. Margins decreased at PHI as the result of additional costs incurred with the annual reset which took place in September and October 2005 and higher rebates to Lowe’s as a result of increased sales volume.
For fiscal year 2006, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the quarter ended December 31, 2005 provided that the segment maintains a similar sales mix, customer concentration and level of vendor program commitment in fiscal year 2006.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”)

expenses of the Company increased $252,000 to $4,748,000, or 16.7% of net sales, for the quarter ended December 31, 2005 from $4,496,000, or 15.9%, of net sales for the prior year.
Total SG&A expense of the Craftmade segment increased $401,000 to $3,073,000 or 20.3% of sales, compared to $2,672,000 or 21.8% of net sales for the same period in the previous year. The increase in SG&A of the Craftmade segment is summarized as follows (in thousands):

			Change
	Quarter Ended		From
	December 31,		Prior Year
	2005	2004	Period
Salaries and wages	$1,098	$1,169	$(71)
Accounting, legal and consulting	357	583	(226)
Other	1,618	920	698

	$3,073	$2,672	$401

Salaries and wages for the quarter ending Decmeber 31, 2005, were lower than the prior year period as the result of a severance agreement with the Company’s former Chief Financial Officer in the prior year period. The cost of this agreement was $174,000 and was recorded in the quarter ended December 31, 2004. The corresponding increase is salaries and wages resulted from higher salaries due to adjustments of current employees to remain competitive with market conditions as well as the addition of seven Teiber employees and additional accounting and IT staff.
Lower accounting, legal and consulting fees in the quarter ended December 31, 2005 were primarily due to higher costs incurred in the same period in the prior year to (i) address internal controls issues, (ii) evaluate the proper interpretation of FIN 46 with respect to the Company’s 50% owned subsidiaries and (iii) comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).
Other increases in expenses resulted from (i) an increase in commissions of $140,000 from the same period in the prior year due to increased sales volume, (ii) an increase in advertising expenses of $73,000 from the timing of coop advertising payments and one-time charges related to printing material for the rollout of the window covering program, (iii) an increase in property taxes of $133,000 due to additional property taxes related to the Teiber acquisition, (iv) an increase in contract labor of $80,000 as a result of higher temporary labor to manage the increase in sales volume and the increase in shipments managed domestically through the Company’s warehouse and (v) lower distribution of common expenses of $165,000 to TSI driven by lower sales volume.
Total SG&A expenses of the TSI segment decreased $149,000 to $1,675,000, or 12.6%, of net sales, for the quarter ended December 31, 2005 from $1,824,000, or 11.3% of net sales, for the same period in the previous year. The decrease in SG&A expenses resulted from lower costs allocated from the Craftmade segment as a result of lower sales volume from the TSI segment.
Management anticipates that based on current market conditions, future SG&A expenses as a percentage of net sales, excluding accounting, legal and consulting fees related to compliance with Section 404, will be relatively consistent with results generated in fiscal year 2005. Management anticipates that accounting, legal and consulting costs, including costs to comply with Section 404, will be reduced by approximately 35% to 50% of such costs in fiscal year 2005.
Interest Expense. Net interest expense of the Company increased $82,000 to $322,000 for the quarter ended December 31, 2005, from $240,000 for the same period in the previous year. This increase was primarily the result of higher interest rates in effect during the period on the Company’s outstanding promissory note with Frost Bank. The outstanding balance on the Company’s facility note was lower than in the same period during fiscal 2005, and the interest rate on the facility note remained unchanged compared to the same period in the prior year. Management anticipates that in the future, lower outstanding balances on its lines of credit may offset expected increases in interest rates, resulting in total interest expense that is not significantly different from the expense generated in fiscal year 2005.
Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries decreased $256,000 to $739,000 for the quarter ended December 31, 2005, compared to $995,000 for the same period in the previous year. The decrease was due to the decline in net sales of Design Trends, partially offset by an increase in net sales and profit of PHI, as discussed above.
Provision for Income Taxes. The provision for income tax was $929,000, or 35.4% of income before income taxes, for the quarter ended December 31, 2005, compared to $1,068,000, or 36.3% of income before taxes, for the same quarter of the prior year. The decrease in percentage resulted from the tax benefit obtained from receiving an 85% dividends received deduction for the repatriation of undistributed 2005 foreign earnings under the American Jobs Creation Act of 2004. The Company expects to receive a similar benefit throughout fiscal year 2006.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
A condensed overview of results for the three months ended December 31, 2005 and the corresponding prior year period is summarized as follows (in thousands, except percentage data):

	Six Months Ended			Six Months Ended
	December 31, 2005			December 31, 2004
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$31,656	$27,231	$58,887	$26,868	$30,506	$57,374
Cost of goods sold	20,415	21,138	41,553	16,632	23,410	40,042

Gross profit	11,241	6,093	17,334	10,236	7,096	17,332
Gross profit as a % of net sales	35.5%	22.4%	29.4%	38.1%	23.3%	30.2%

SG&A	6,403	3,243	9,646	6,459	3,446	9,905
As a % of net sales	20.2%	11.9%	16.4%	24.0%	11.3%	17.3%

Interest	580	46	626	408	62	470
Depreciation	293	18	311	262	26	288

Income before minority interests and income taxes	$3,965	$2,786	$6,751	$3,107	$3,562	$6,669

Minority interests	—	1,472	1,472	—	1,561	1,561
Provision for income taxes	1,422	428	1,850	1,113	725	1,838

Net income	$2,543	$886	$3,429	$1,994	$1,276	$3,270

Net Sales. Net sales for the Company increased $1,513,000, or 2.6%, to $58,887,000 for the six months ended December 31, 2005, compared to $57,374,000 for the same period in the previous year. The increase in sales was due to increased sales in the Craftmade segment, partially offset by a decline in sales in the TSI segment.
Net sales from the Craftmade segment increased $4,788,000, or 17.8%, to $31,656,000 for the six months ended December 31, 2005, from $26,868,000 for the same period in the previous year. The increase resulted from $4,131,000 of incremental net sales from the acquisition of Teiber as the Teiber customer base continues to expand. The remaining $657,000 increase in sales of the Craftmade segment resulted from an increase in sales partially due to newly introduced products such as builder-targeted ceiling fans, decorative ceiling fans and Accolade decorative lighting products.
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

Net sales of the TSI segment declined $3,275,000, or 10.7%, to $27,231,000 for the six months ended December 31, 2005, from $30,506,000 for the same period last year, as increases in PHI, a 50% owned subsidiary, were offset by decreases in Design Trends, a 50% owned subsidiary, and Trade Source, a wholly-owned subsidiary, as summarized in the following table (in thousands except percentage data):
Change in Net Sales of TSI Segment

			Prime/	TSI
	Trade	Design	Home	Segment
Quarter Ended	Source	Trends	Impressions	Total
December 31, 2005	$10,006	$10,557	$6,668	$27,231
December 31, 2004	12,066	13,731	4,709	30,506

Dollar change	(2,060)	(3,174)	1,959	(3,275)
Percent change	-17.1%	-23.1%	41.6%	-10.7%
The net decrease in Trade Source sales was primarily the result of a sales decline as Wal-Mart transitions from a direct-import program for indoor/outdoor lighting and the mix and match fan program to a program where Trade Source will ship indoor/outdoor lighting items from its warehouse in Coppell, Texas. This decrease in sales was partially offset by an increase in sales of promotional indoor lighting products and the addition of the window covering product lines.
For the six months ending December 31, 2005, Trade Source’s net sales to Wal-Mart declined to $1,068,000 from $4,085,000 in the same period in the prior year as Wal-Mart depletes its inventory prior to the above referenced transition. As routinely happens, Trade Source participated in Wal-Mart’s indoor/outdoor lighting line review which occurred during the second fiscal quarter. In conjunction with the shift of shipment origins, Trade Source will consolidate some and eliminate other SKU’s to try to maximize inventory turns and reduce risks associated with warehousing slow moving inventory. The consolidated items will have higher gross margins per unit sold, but the Company will only stock 50% to 60% of the total number of SKU’s previously provided in the direct import program once the new program begins in April. The lighting products that could not be priced to meet the needs of Wal-Mart and the Company have been eliminated.
The decline in Design Trends’ net sales was primarily due to the previously disclosed loss of four Lowe’s regional distribution centers which serve approximately 437 stores and the timing of orders prior to the April 2006 reset as described below. More detail of the loss of the distribution centers is provided in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 as filed with the SEC on September 20, 2005, and the Company’s Current Report on Form 8-K filing dated April 25, 2005.
The increase in net sales of PHI primarily resulted from increased sales of the fan accessory and lamp replacement parts business to Lowe’s. Additional increases in net sales over the same quarter in the prior year is due to PHI’s sales of fan accessories to Wal-Mart that were made by Trade Source in the prior year quarter.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased to 29.4% for the six months ended December 31, 2005, compared to 30.2% for the same period in the previous year. Gross profit from the prior year period benefited from a one-time $304,000 reduction in cost of sales by the Gross Profit Benefit.. On an adjusted basis, gross profit as a percentage of net sales was 29.7% for the six months ended December 31, 2004.
Gross profit as a percentage of net sales of the Craftmade segment decreased 2.6% to 35.5% for the six months ended December 31, 2005, compared to 38.1% in the same period last year. The prior year gross profit includes $133,000 from the Gross Profit Benefit described above. On an adjusted basis, gross profit as a percentage of net sales was 37.6% for the six months ended December 31, 2004.
The decline in the gross margin of the Craftmade segment was the result of a change in product sales mix, and increased cost due to the decline of the US dollar during the first seven months of the 2005 calendar year. The Company anticipates that margins in the second half of the 2006 fiscal year for the Craftmade division will slightly increase from the first half of the year due to an aggregate decrease in cost due to price decreases resulting from the strengthening U.S. dollar during the last five months of the 2005 calendar year and strengthening relationships with manufacturers that are located in countries with a more favorable exchange rate. However, this could be offset by the affect of the recent weakening of the U.S. dollar. More detail of the impact of fluctuations in exchange rate is in Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The gross profit of the TSI segment decreased to 22.4% of net sales for the six months ended December 31, 2005, compared to 23.3% of net sales in the same prior year period, as summarized in the following table:
Change in Gross Margins of TSI Segment

			Prime/	TSI
	Trade	Design	Home	Segment
Six Months Ended	Source	Trends	Impressions	Total
December 31, 2005	12.6%	24.7%	33.3%	22.4%
December 31, 2004	17.5%	24.8%	33.6%	23.3%

Percent Change	-4.9%	-0.1%	-0.3%	-0.9%
The prior year gross profit includes $171,000 from the Gross Profit Benefit described above. On an adjusted basis, gross profit as a percentage of net sales was 22.7% for the six months ended December 31, 2004.
The net decrease in gross margin as a percentage of net sales for the TSI segment resulted from changes in mix of (i) vendor program accruals as a percentage of gross sales, (ii) sales mix and (iii) changes in composition of shipment’s origin. Orders shipped directly from the Company’s vendors to its customers are typically at lower margins. Orders shipped domestically from the Company’s warehouse are typically at higher margins to offset the costs associated with storage and handling of products.
Specifically, margins decreased at Trade Source from the reduction in sales of the mix and match fan program to Wal-Mart, offset by a decrease in the projected cost of the annual reset of products at Lowe’s scheduled to take place in February 2006. The decrease in gross margin at Design Trends resulted from the prior year gross margin including $141,000 from the Gross Profit Benefit described above. On an adjusted basis, Design Trends’ gross profit as a percentage of net sales was 23.8% for the six months ended December 31, 2004. Margins decreased at PHI as the result of a one-time additional costs incurred with the annual reset which took place in September and October 2005, and higher rebates to Lowe’s as a result of increased sales volume.
For fiscal year 2006, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the six months ended December 31, 2005, provided that the segment maintains a similar sales mix, customer concentration and level of vendor program commitment throughout fiscal year 2006.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $259,000 to $9,646,000 or 16.4% of net sales for the six months ended

December 31, 2005 from $9,905,000, or 17.3% of net sales, for the prior year.
Total SG&A expense of the Craftmade segment decreased $56,000 to $6,403,000, or 20.2% of net sales, compared to $6,459,000, or 24.0% of net sales, for the same period in the previous year. The increase in SG&A of the Craftmade segment is summarized as follows (in thousands):

			Change
	Six Months Ended		From
	December 31,		Prior Year
	2005	2004	Period
Salaries and wages	$2,213	$2,074	$139
Accounting, legal and consulting	929	1,549	(620)
Other	3,261	2,836	425

	$6,403	$6,459	$(56)

Salaries and wages were for the six months ending December 31, 2005, higher than the prior year as the result of higher salaries due to adjustments of current employees to remain competitive with market conditions as well as the addition of seven Teiber employees and additional accounting and IT staff. Prior year salaries and wages were impacted by a severance agreement with the Company’s former Chief Financial Officer in the prior year period. The cost of this agreement was $174,000 and was recorded in the six months ended December 31, 2004.
Lower accounting, legal and consulting fees in the six months ended December 31, 2005 were primarily due to higher costs incurred in the same period in the prior year to (i) address internal controls issues, (ii) evaluate the proper interpretation of FIN 46 with respect to the Company’s 50% owned subsidiaries and (iii) comply with Section 404.
Other increases in expenses compared to the same period in the prior year include (i) an increase in commissions of $224,000 due to increased sales volume, (ii) an increase of advertising expenses of $113,000 from the timing of coop advertising payments, (iii) an increase in property taxes of $129,000 due to additional property taxes related to the Tieber acquisition, (iv) an increase in contract labor of $85,000 as a result of higher temporary labor to manage the increase in sales volume and the increase in shipments managed domestically through the Company’s warehouse and (v) a decrease in distribution of common expenses to TSI which is allocated based on sales volume as a percentage of overall sales.
Total SG&A expenses of the TSI segment decreased $203,000 to $3,243,000, or 11.9% of net sales for the six months ended December 31, 2005, from $3,446,000,or 11.3% of sales for the same period in the previous year. The decrease in SG&A expenses resulted from lower costs allocated from the Craftmade segment as a result of lower sales from the TSI segment.
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
Interest Expense. Net interest expense of the Company increased $156,000 to $626,000 for the six months ended December 31, 2005, from $470,000 for the same period in the previous year. This increase was primarily the result of higher interest rates in effect during the period and slightly higher monthly average balances. In addition, the outstanding balance on the Company’s facility note was lower than in the same period during fiscal 2005, and the interest rate on the facility note remained unchanged compared to the same period in the prior year. Management anticipates that in the future, lower outstanding balances on its lines of credit may offset expected increases in interest rates, resulting in total interest expense that is not significantly different from the expense generated in fiscal year 2005.

Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries decreased $89,000 to $1,472,000 for the six months ended December 31, 2005, compared to $1,561,000 for the same period in the previous year. The decrease was due to the decline in net sales of Design Trends, partially offset by an increase in sales and profit of PHI, as discussed above.
Provision for Income Taxes. The provision for income tax was $1,850,000, or 35.0% of income before income taxes, for the six months ended December 31, 2005, compared to $1,838,000, or 36.0% of income before taxes, for the same prior year period. The decrease in percentage resulted from the tax benefit obtained from receiving an 85% dividends received deduction for the repatriation of undistributed 2005 foreign earnings under the American Jobs Creation Act of 2004. The Company expects to receive a similar benefit throughout fiscal year 2006.
Liquidity and Capital Resources
The Company’s cash decreased $7,415,000 from $9,145,000 at June 30, 2005 to $1,730,000 at December 31, 2005. Cash decreased as a result of the Company sweeping excess cash balances against its line of credit on a daily basis beginning in the second quarter. The Company’s operating activities provided cash of $4,445,000.
The $155,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of upgrading the Company’s computer equipment.
Cash used in financing activities of $11,704,000 was primarily the result (i) net payments on the Company’s revolving lines of credit of $9,755,000, (ii) principal payments on the Company’s notes payable of $794,000 and (iii) cash dividends of $1,155,000. Net payments on the Company’s primary revolving line of credit were higher than the prior year period as a result of the Company sweeping excess cash balances against its line of credit on a daily basis.
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
At December 31, 2005, subject to continued compliance with certain covenants and restrictions, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”) at the one-month LIBOR interest rate (4.3857% at December 31, 2005) plus 1.50% to 2.75%, depending on the Company’s debt to worth ratio. There was $13,245,000 outstanding under the Company’s $20,000,000 line of credit with Frost Bank at December 31, 2005. The line of credit is scheduled to mature on October 31, 2007. Financial covenants of the agreement include a requirement that the Company maintain a fixed charge coverage ratio greater than 1.25 to 1. Other covenants and restrictions that apply to this agreement require the Company’s debt to tangible net worth ratio to be less than 3.0 to 1.0 after December 31, 2005. Additionally, the Company has agreed not to purchase its stock if its debt to tangible net worth exceeds 3.0 to 1.0. The Company’s debt to tangible net worth ratio, as defined in the loan agreement, equaled 2.4 to 1.0 at December 31, 2005, resulting in the effective interest rate for the next quarter to be reduced to LIBOR plus 1.75%, provided that the Company remains in compliance with the previously disclosed covenants.
Under this line of credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $132,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $662,000. The Company does not have any agreements to hedge against the potential rising of interest rates.
On February 25, 2005, the line of credit was amended to provide, among other things, a $3,000,000 increase in the commitment initially through March 31, 2005 and then through December 31, 2005, upon the execution of an additional amendment. This note was renewed and extended until January 15, 2007.
One of the Company’s 50%-owned subsidiaries, PHI, has a $3,000,000 promissory note (the “$3 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the monthly LIBOR index plus 2%. There was an outstanding balance of $1,548,000 at December 31, 2005. The note is scheduled to mature on December 15, 2006. The PHI members, which include TSI, agreed to be guarantors of the $3 Million Line of Credit in order to induce the lender to provide these loans to PHI.
Based on the amounts outstanding at December 31, 2005 under the $3 Million Line of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $15,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $77,000. The Company does not have any agreements to hedge against the potential rising of interest rates.
At December 31, 2005, $2,076,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.
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
TSI maintained inventory levels of $5,663,000 at December 31, 2005. TSI’s sales are highly concentrated with Lowe’s. Should the revenues generated by TSI from its programs with this customer be at levels significantly lower than originally anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.
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
The following table summarizes the exchange rate of the United States dollar (“USD”) to the Taiwan dollar (“TWD”) and Chinese yuan (“YUAN”):

	USD:TWD	USD:YUAN
June 30, 2004	$33.746	$8.287
September 30, 2004	33.990	8.287
December 31, 2004	31.980	8.287
March 31, 2005	31.875	8.287
June 30, 2005	31.665	8.287
September 30, 2005	33.270	8.110
December 31, 2005	32.951	8.073
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
During the fiscal quarter ended December 31, 2005, the Company purchased approximately $4,245,000 of products from Fanthing and $12,542,000 of products from Chinese manufacturing companies. The Company estimates that an appreciation of the Chinese yuan and the Taiwan dollar to the U.S. dollar of 1% would result in an estimated annual increase in cost of goods sold of approximately $502,000 and a decrease in net income of $263,000, based on the Company’s purchases during the quarter ended December 31, 2005, on an annualized basis. A 10% incremental appreciation of the Chinese yuan and the Taiwan dollar to the U.S. Dollar would result in an estimated annualized increase in cost of goods sold of approximately $6,290,000 and a decrease in net income of $3,488,000, based on the Company’s purchases during the quarter ended December 31, 2005, on an annualized basis. A 20% incremental appreciation of the Chinese yuan and the Taiwan dollar to the U.S. Dollar would result in an increase of approximately $13,005,000 and a decrease in net income of $7,251,000, on an annualized basis, based on the Company’s purchases during the quarter ended December 31, 2005, on an annualized basis. These amounts are estimates of the financial impact of an appreciation of the Chinese yuan and the Taiwan dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Chinese manufacturing companies and Fanthing for the quarter ended December 31, 2005. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.
Other market risks at December 31, 2005 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 as filed with the SEC on September 20, 2005.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its annual meeting of stockholders on November 29, 2005. With respect to the election of directors, the shares were voted as follows:

	Number of Votes		Abstentions
	of Common Stock		and Broker
Nominee	For	Withheld	Non-Votes
James R. Ridings	4,158,625	43,632	—
Clifford Crimmings	4,120,439	81,818	—
R. Don Morris	4,099,090	103,167	—
John DeBlois	4,120,239	82,018	—
A. Paul Knuckley	4,137,788	64,469	—
Lary C. Snodgrass	4,172,127	30,130	—
William E. Bucek	4,172,017	30,240	—
L. Dale Griggs	4,171,617	30,640	—
Richard T. Walsh	4,171,727	30,530	—
With respect to the ratification of BDO Seidman, LLP as the Company’s independent auditors for 2006, the votes were as follows:

Number of Votes	Number of Votes	Abstentions and
Voted For	Voted Against	Broker Non-Votes
4,187,901	3,081	11,275
Item 5. OTHER INFORMATION.
Not Applicable

Item 6. EXHIBITS.
Exhibits

2.1	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co,. Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 1, 2005 (File No. 000-2667) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3 (a) (2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit to 4.2 to the Company’s For S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3 (b) (2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K date July 9, 1999 (File No. 000-266667) and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: February 9, 2006	/s/ James R. Ridings

JAMES R. RIDINGS
President and Chief
Executive Officer

Date: February 9, 2006	/s/ J. Marcus Scrudder

J. MARCUS SCRUDDER
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co,. Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 1, 2005 (File No. 000-2667) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3 (a) (2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW) and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992 and filed as Exhibit to 4.2 to the Company’s For S-8 (File No. 333-44337) and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3 (b) (2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-70823) and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K date July 9, 1999 (File No. 000-266667) and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.