Form 10-Q
period 2006-03-31
CRAFTMADE INTERNATIONAL INC
filed 2006-05-10
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 or

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
Yes ☐ No ☑
5,202,500 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 30, 2006.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Net sales	$27,002	$27,059	$85,889	$84,433
Cost of goods sold	(18,434)	(19,166)	(59,987)	(59,208)

Gross profit	8,568	7,893	25,902	25,225

Gross profit as a percentage of net sales	31.7%	29.2%	30.2%	29.9%

Selling, general and administrative expenses	(5,060)	(4,902)	(14,692)	(14,807)
Depreciation and amortization	(137)	(148)	(448)	(436)

Total operating expenses	(5,197)	(5,050)	(15,140)	(15,243)

Income from operations	3,371	2,843	10,762	9,982

Interest expense, net	(290)	(263)	(916)	(733)
Other expenses	(36)	—	(50)	—
Minority interests	(724)	(859)	(2,196)	(2,420)

Income before income taxes	2,321	1,721	7,600	6,829
Provision for income taxes	(573)	(628)	(2,423)	(2,466)

Net income	$1,748	$1,093	$5,177	$4,363

Basic earnings per common share	$0.34	$0.22	$1.00	$0.86

Diluted earnings per common share	$0.34	$0.22	$0.99	$0.86

Cash dividends declared per common share	$0.12	$0.10	$0.36	$0.30

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	March 31,	June 30,
	2006	2005
	(Unaudited)
Current assets
Cash	$691	$9,145
Accounts receivable — net of allowance of $232 and $300, respectively	17,090	21,810
Inventories — net of allowance of $990 and $717, respectively	18,332	18,042
Deferred income taxes	1,392	1,224
Prepaid expenses and other current assets	1,568	374

Total current assets	39,073	50,595

Property and equipment
Land	1,535	1,535
Building	7,796	7,796
Office furniture and equipment	3,293	9,148
Leasehold improvements	187	279

	12,811	18,758

Less: accumulated depreciation	(4,617)	(10,266)

Total property and equipment, net	8,194	8,492

Other assets
Goodwill	11,480	11,480
Other intangibles — net of accumulated amortization of $33 and $10, respectively	177	190

Other assets	29	58

Total other assets	11,686	11,728

Total assets	$58,953	$70,815

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2006	2005
	(Unaudited)
Current liabilities
Note payable — current	$1,112	$1,319
Revolving line of credit	548	24,548
Accounts payable	7,971	9,299
Commissions payable	242	248
Income taxes payable/(receivable)	282	(33)
Accrued customer allowances	3,443	4,164
Other accrued expenses	1,076	1,055

Total current liabilities	14,674	40,600

Other non-current liabilities
Note payable — long term	515	1,551
Revolving line of credit	13,297	—
Other long-term expenses	860	860
Deferred income taxes	146	226

Total other non-current liabilities	14,818	2,637

Total liabilities	29,492	43,237

Minority interests	1,740	3,205

Commitments and contingencies

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; 32,000 shares issued	32	32
Common stock, $0.01 par value, 15,000,000 shares authorized and 9,702,420 and 9,699,920 shares issued, respectively	97	97
Additional paid-in capital	18,696	18,653
Retained earnings	48,903	45,598
Less: treasury stock, 4,499,920 common shares at cost, and 32,000 preferred shares at cost	(40,007)	(40,007)

Total stockholders’ equity	27,721	24,373

Total liabilities and stockholders’ equity	$58,953	$70,815

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	FOR THE NINE MONTHS ENDED
	March 31,	March 31,
	2006	2005
Net cash provided by operating activities	$8,248	$7,383

Cash flows from investing activities
Additions to property and equipment	(163)	(57)
Acquisition of Bill Teiber Co., Inc., net of cash acquired	—	(4,000)
Additions to other intangibles	—	(10)

Cash used in investing activities	(163)	(4,067)

Cash flows from financing activities
Net proceeds from/(payments on) lines of credit	(10,703)	4,519
Principal payments on notes payable	(1,243)	(2,191)
Treasury stock repurchases	—	(2,925)
Stock options exercised	17	306
Cash dividends	(1,780)	(1,538)
Distributions to minority interest members	(2,830)	(1,395)

Net cash used in financing activities	(16,539)	(3,224)

Net increase/(decrease) in cash	(8,454)	92
Cash at beginning of period	9,145	5,838

Cash at end of period	$691	$5,930

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2006
Note 1 — BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc. (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc., a Delaware corporation (“Trade Source”), and two 50% owned limited liability companies, Prime/Home Impressions, LLC, a North Carolina limited liability company (“PHI”) and Design Trends, LLC, a Delaware limited liability company (“Design Trends”). Craftmade and its subsidiaries including TSI, PHI and Design Trends are sometimes collectively referred to as the “Company.” The balance sheet at June 30, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 20, 2005. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2006
Note 2 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$1,748	$1,093	$5,177	$4,363

Denominator for basic EPS
Weighted average common shares outstanding	5,201	5,062	5,201	5,060

Denominator for diluted EPS
Weighted average common shares outstanding	5,201	5,062	5,201	5,060
Incremental shares for stock options	10	12	9	25

Potentially dilutive weighted average common shares	5,211	5,074	5,210	5,085

Basic earnings per share	$0.34	$0.22	$1.00	$0.86

Diluted earnings per share	$0.34	$0.22	$0.99	$0.86

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2006
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
For the nine months ended March 31, 2006, compensation expense totaled $15,000 from vested options. Total future compensation cost related to non-vested options not yet recognized in the statement of income totaled $11,000 as of March 31, 2006.
The following table shows pro forma net income for the three and nine months ended March 31, 2005 had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123(R). The pro forma results for the three and nine months ended March 31, 2005 are compared to actual results for the three and nine months ended March 31, 2006, where stock option expense is included in reported net income. The pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
	Actual	Pro Forma	Actual	Pro Forma
Net income, as reported	$1,748	$1,093	$5,177	$4,363
Compensation expense, net of related taxes	—	(5)	—	(46)

Net income, proforma	$1,748	$1,088	$5,177	$4,317

Basic earnings per share, as reported	$0.34	$0.22	$1.00	$0.86
Basic earnings per share, proforma	0.34	0.21	1.00	0.85

Diluted earnings per share, as reported	$0.34	$0.22	$0.99	$0.86
Diluted earnings per share, proforma	0.34	0.21	0.99	0.85

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2006
Note 4 — SEGMENT INFORMATION
The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the SEC on September 20, 2005. The Company evaluates the performance of its segments and allocates resources to them based on certain performance indicators including net sales, income from operations, net income, and cash flows.
The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting, light bulbs, door chimes, ventilation systems and other lighting accessories offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from outdoor lighting, portable lamps, indoor lighting and fan accessories marketed solely to mass merchandisers.
The following table presents sales and income for the reportable segments:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
		(In thousands)
Net sales
Craftmade	$14,704	$12,707	$46,360	$39,576
TSI	12,298	14,352	39,529	44,857

Total	$27,002	$27,059	$85,889	$84,433

Income from operations
Craftmade	$1,950	$1,369	$6,495	$4,884
TSI	1,421	1,474	4,267	5,098

Total	$3,371	$2,843	$10,762	$9,982

Net income
Craftmade	$1,111	$742	$3,653	$2,736
TSI	637	351	1,524	1,627

Total	$1,748	$1,093	$5,177	$4,363

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
AS OF AND FOR THE NINE MONTHS ENDED
MARCH 31, 2006
The following table presents the total assets for the reportable segments (in thousands):

	March 31,	June 30,
	2006	2005	Change
Total Assets
Craftmade	$50,278	$50,835	$(557)
TSI	8,675	19,980	(11,305)

Total	$58,953	$70,815	$(11,862)

Total assets for the TSI segment were $11,305,000 lower on March 31, 2006 than as reported on June 30, 2005. This is primarily due to a decrease of cash in the amount of $8,593,000 and receivables in the amount of $3,890,000, offset by a $1,016,000 increase in inventory. See the discussion in Item 2: Liquidity and Capital Resources for the uses of cash.
Note 5 — RELATED PARTY
At March 31, 2006, the Company owed Home Impressions, LLP, the Company’s 50% partner in PHI, a payable totaling $1,718,000, primarily consisting of undistributed earnings. This payable is partially offset by a minority interest receivable of $133,000 for PHI. The Company distributed $310,000 in minority interest payments to PHI during the nine months ended March 31, 2006.

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations following are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. The Company’s management believes that certain estimates, assumptions and judgments involved in the accounting policies have significant impact on its financial statements, so the Company considers these to be its critical accounting policies. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, as filed with the SEC on September 20, 2005.
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
Overview
Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the three months ended March 31, 2006 and the corresponding prior year period is summarized as follows (in thousands, except percentage data):

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Craftmade	TSI	Total	Craftmade	TSI	Total

Net sales	$14,704	$12,298	$27,002	$12,707	$14,352	$27,059
Cost of goods sold	(9,197)	(9,237)	(18,434)	(8,198)	(10,968)	(19,166)

Gross profit	5,507	3,061	8,568	4,509	3,384	7,893
Gross profit as a % of net sales	37.5%	24.9%	31.7%	35.5%	23.6%	29.2%

Selling, general and administrative	(3,416)	(1,644)	(5,060)	(3,002)	(1,900)	(4,902)
As a % of net sales	23.2%	13.4%	18.7%	23.6%	13.2%	18.1%

Depreciation and amortization	(141)	4	(137)	(138)	(10)	(148)

Total operating expenses	(3,557)	(1,640)	(5,197)	(3,140)	(1,910)	(5,050)

Income from operations	1,950	1,421	3,371	1,369	1,474	2,843

Interest expense, net	(266)	(24)	(290)	(239)	(24)	(263)
Other expenses	(36)	—	(36)	—	—	—
Minority interests	—	(724)	(724)	—	(859)	(859)

Income before income taxes	1,648	673	2,321	1,130	591	1,721
Provision for income taxes	(537)	(36)	(573)	(388)	(240)	(628)

Net income	$1,111	$637	$1,748	$742	$351	$1,093

Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net Sales. Net sales for the Company decreased $57,000, or 0.2%, to $27,002,000 for the quarter ended March 31, 2006, compared to $27,059,000 for the same period last year. The decrease in sales was due to a decline in sales in the TSI segment partially offset by increased sales in the Craftmade segment.
Net sales from the Craftmade segment increased $1,997,000, or 15.7%, to $14,704,000 for the quarter ended March 31, 2006, from $12,707,000 for the same period last year. The increase resulted from $1,704,000 of incremental net sales from the product lines associated with the March 1, 2005 acquisition of Bill Teiber Co., Inc. (“Teiber”) as the Teiber customer base continues to expand. The current quarter includes three months of Teiber, compared to one month in the same period last year. The remaining $293,000 increase in sales of the Craftmade segment resulted from an increase in sales partially due to newly introduced products such as the builder-targeted ceiling fans and Accolade lighting products.
Management anticipates that net sales from the Craftmade segment will improve in the remaining quarter of fiscal year 2006 over the same quarter in the prior year as a portion of the newly introduced products become available, assuming continued strength in the overall U.S. economy.
The TSI segment includes Trade Source, which is wholly-owned by the Company, and Prime/Home Impressions and Design Trends which are each 50% owned by the Company. Hereafter, TSI refers to the segment and Trade Source to the entity.

Net sales of the TSI segment declined $2,054,000, or 14.3%, to $12,298,000 for the quarter ended March 31, 2006, from $14,352,000 for the same period last year. Increases in Trade Source and PHI’s net sales were offset by decreases in Design Trends’ net sales, as summarized in the following table (in thousands except percentage data):
Net Sales of TSI Segment

		Prime/		TSI
	Trade	Home	Design	Segment
Quarter Ended	Source	Impressions	Trends	Total
March 31, 2006	$5,244	$2,888	$4,166	$12,298
March 31, 2005	4,235	2,600	7,517	14,352

Dollar increase/(decrease)	1,009	288	(3,351)	(2,054)
Percent increase/(decrease)	23.8%	11.1%	(44.6%)	(14.3%)
The net increase in Trade Source sales was primarily the result of an increase of $1,534,000 due to timing of direct import shipments and the addition of the window covering product lines. This increase in sales was partially offset by a net decrease of $472,000 of other import sales which included a sales decline as Wal-Mart transitions from a direct-import program for indoor/outdoor lighting and the mix and match fan program to a program where Trade Source will provide items domestically from its warehouse in Coppell, Texas. Under the terms of the new program, Trade Source will provide 50% to 60% of the total number of SKU’s it has historically provided beginning in April 2006. Net sales for the Wal-Mart indoor/outdoor lighting and mix and match fan program in the third quarter of the prior year were $1,380,000. More detail of this program is provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as filed with the SEC on February 9, 2006.
The increase in net sales of PHI primarily resulted from increased sales of the fan accessory and lamp replacement parts business to Lowe’s. Additional increases in net sales over the same quarter in the prior year are due to PHI’s sales of fan accessories to Wal-Mart that were made by Trade Source in the same quarter of the prior year.
The decline in Design Trends’ net sales was primarily due to the previously disclosed loss of four of Lowe’s eleven regional distribution centers which serve approximately 437 stores and the timing of orders prior to the April 2006 reset when Lowe’s changed its merchandising concept to be based on its private label. Design Trends will initially offer approximately 60% of the items in the new set for the Lowe’s stores it currently services. More detail of the loss of the distribution centers is provided in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, as filed with the SEC on September 20, 2005, and the Company’s Current Report on Form 8-K dated April 25, 2005. More detail of the change in Lowe’s merchandising concept is provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as filed with the SEC on February 9, 2006, and the Company’s Current Report on Form 8-K, as filed with the SEC on February 23, 2006.
Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products and product lines to existing customers and to expand the business to new customers. Management believes net sales in the fourth quarter will be higher due to increased Trade Source sales to Wal-Mart and Design Trends sales to Lowe’s from the April 2006 reset.
Gross Profit. Gross profit of the Company as a percentage of net sales increased 2.5% to 31.7% for the quarter ended March 31, 2006, compared to 29.2% for the same period last year. The increase is attributed to increased gross profit in both the Craftmade and TSI segments.
Gross profit as a percentage of net sales of the Craftmade segment increased 2.0% to 37.5% for the quarter ended March 31, 2006, compared to 35.5% in the same period last year. Gross profit in the current year quarter benefited from the temporary exemption of the 4.7% duty on imported ceiling fans as prescribed by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA contains a provision that allows ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31, 2006. In the quarter ended March 31, 2006, the Company determined it was eligible for the duty exemption, resulting in an approximate 1.5% increase in gross profit in the quarter ended March 31, 2006, as compared to the same quarter in the prior fiscal year. In addition, the Company recovered an additional $631,000 of gross profit that is related to prior periods. This is partially offset by the liquidation of portable lamp inventory from the removal of portable lamps as a product line. The total loss associated with this liquidation is approximately $250,000.
The Company anticipates that gross profit as a percentage of net sales of the Craftmade segment during the fourth quarter of fiscal 2006 will be comparable with the gross profit as a percentage of net sales for the nine month period ended March 31, 2006. However, this could be affected by the potential weakening of the U.S. dollar. The impact of exchange rate fluctuations is detailed in Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The gross profit as a percentage of net sales of the TSI segment increased 1.3% to 24.9% of net sales for the quarter ended March 31, 2006, compared to 23.6% of net sales in the same prior year period, as summarized in the following table:
Gross Profit of TSI Segment

		Prime/		TSI
	Trade	Home	Design	Segment
Quarter Ended	Source	Impressions	Trends	Total
March 31, 2006	20.0%	37.3%	22.4%	24.9%
March 31, 2005	14.1%	35.5%	24.8%	23.6%

Percent increase/(decrease)	5.9%	1.8%	(2.4%)	1.3%
Gross profit as a percentage of net sales increased at Trade Source and PHI as the result of lower amounts set aside for product markdowns and a decrease in the cost of the PHI annual reset of products to Lowe’s. Gross profit as a percentage of net sales decreased at Design Trends from increased inventory reserves in anticipation of the April 2006 reset and the repackaging of Design Trends’ products for Lowe’s private label merchandising concept.
For the fourth quarter of fiscal year 2006, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the quarter ended March 31, 2006, provided that the segment maintains a similar sales mix, customer concentration, and level of vendor program commitment in fiscal year 2006.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $158,000 to $5,060,000, or 18.7% of net sales, for the quarter ended March 31, 2006 from $4,902,000, or 18.1%, of net sales for the prior year.
SG&A

			Increase/
			(Decrease)
	Quarter Ended		Over
	March 31,	March 31,	Prior Year
	2006	2005	Period
Salaries and wages	$1,817	$1,438	$379
Accounting, legal and consulting	461	994	(533)
Other	2,782	2,470	312

	$5,060	$4,902	$158

For the quarter ending March 31, 2006, the increase in salaries and wages over the same quarter in 2005 resulted from higher salaries due to adjustments of current employees to remain competitive with market conditions as well as the addition of seven Teiber employees hired on March 1, 2005, and additional accounting and IT staff hired throughout the current fiscal year.
Lower accounting, legal and consulting fees in the quarter ended March 31, 2006 were primarily due to higher costs incurred in the same period in the prior year to address internal controls issues and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as a result of streamlined processes and efficiencies gained in year two.
Increases in other SG&A expenses of the Company primarily resulted from (i) a $175,000 increase over the same quarter in the prior fiscal year in sales-volume related expenses in the Craftmade segment such as commissions, advertising expenses, and temporary labor, (ii) a $84,000 increase in show and entertainment expenses from the January 2006 annual lighting market and the window covering expo to launch the Company’s new window covering product lines, and (iii) a $74,000 increase in insurance resulting from higher levels of medical claims.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for the remainder of the current fiscal year, excluding accounting, legal and consulting fees related to compliance with Section 404, will be relatively consistent with results generated in fiscal year 2005. Management anticipates that accounting, legal and consulting costs for fiscal 2006, including costs to comply with Section 404, will be reduced by approximately 35% to 50% of such costs in fiscal year 2005.
Interest Expense. Net interest expense of the Company increased $27,000 to $290,000 for the quarter ended March 31, 2006 from $263,000 for the same period in the previous year. This increase was primarily the result of higher interest rates in effect during the period on the Company’s outstanding revolving line of credit with Frost Bank offsetting the effects of a reduction in overall interest-bearing debt. The outstanding balance on the Company’s facility note was lower than in the same period during fiscal 2005, and the interest rate on the facility note remained unchanged compared to the same period in the prior year. For the remainder of fiscal 2006, management anticipates that lower outstanding balances on its lines of credit may offset expected increases in interest rates, resulting in total interest expense that is not significantly different from the expense generated in fiscal year 2005.
Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries decreased $135,000 to $724,000 for the quarter ended March 31, 2006, compared to $859,000 for the same period in the previous year. The decrease was due to the decline in net sales and profit of Design Trends, partially offset by an increase in net sales and profit of PHI, as discussed above.
Provision for Income Taxes. The provision for income tax was $573,000, or 24.7% of income before income taxes, for the quarter ended March 31, 2006, compared to $628,000, or 36.5% of income before taxes for the same quarter of the prior year. The decrease in the provision for income taxes as a percentage of income primarily resulted from lower state taxes. The decrease also resulted from the tax benefit obtained from the repatriation of undistributed foreign earnings under the American Jobs Creation Act of 2004 (“AJCA”). The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 34%. The Company has repatriated $8,662,000 in the nine months ended March 31, 2006. The Company expects to receive similar benefits throughout the remainder of fiscal year 2006.

Nine Months Ended March 31, 2006 Compared to the Nine Months Ended March 31, 2005
A condensed overview of results for the nine months ended March 31, 2006 and the corresponding prior year period is summarized as follows (in thousands, except percentage data):

	Nine Months Ended			Nine Months Ended
	March 31, 2006			March 31, 2005
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$46,360	$39,529	$85,889	$39,576	$44,857	$84,433
Cost of goods sold	(29,612)	(30,375)	(59,987)	(24,831)	(34,377)	(59,208)

Gross profit	16,748	9,154	25,902	14,745	10,480	25,225
Gross profit as a % of net sales	36.1%	23.2%	30.2%	37.3%	23.4%	29.9%

Selling, general and administrative	(9,819)	(4,873)	(14,692)	(9,461)	(5,346)	(14,807)
As a % of net sales	21.2%	12.3%	17.1%	23.9%	11.9%	17.5%

Depreciation and amortization	(434)	(14)	(448)	(400)	(36)	(436)

Total operating expenses	(10,253)	(4,887)	(15,140)	(9,861)	(5,382)	(15,243)

Income from operations	6,495	4,267	10,762	4,884	5,098	9,982

Interest expense, net	(846)	(70)	(916)	(647)	(86)	(733)
Other expenses	(36)	(14)	(50)	—	—	—
Minority interests	—	(2,196)	(2,196)	—	(2,420)	(2,420)

Income before income taxes	5,613	1,987	7,600	4,237	2,592	6,829
Provision for income taxes	(1,960)	(463)	(2,423)	(1,501)	(965)	(2,466)

Net income	$3,653	$1,524	$5,177	$2,736	$1,627	$4,363

Net Sales. Net sales for the Company increased $1,456,000, or 1.7%, to $85,889,000 for the nine months ended March 31, 2006, compared to $84,433,000 for the same period last year. The increase in sales was due to an increase in sales in the Craftmade segment, partially offset by a decline in sales in the TSI segment.
Net sales from the Craftmade segment increased $6,784,000, or 17.1%, to $46,360,000 for the nine months ended March 31, 2006, from $39,576,000 for the same period last year. The increase resulted from $5,822,000 of incremental net sales from the product lines associated with the March 1, 2005 acquisition of Bill Teiber Co., Inc. (“Teiber”), as the Teiber customer base continues to expand. The current period includes nine months of Teiber, compared to one month in the same period last year. The remaining $962,000 increase in sales of the Craftmade segment resulted from an increase in sales partially due to newly introduced products such as the builder-targeted ceiling fans, decorative ceiling fans and Accolade lighting products.
Management anticipates that net sales from the Craftmade segment will improve in the remaining quarter of fiscal year 2006 over the same period in the prior fiscal year as a portion of the newly introduced products become available, assuming continued strength in the overall U.S. economy.
Net sales of the TSI segment declined $5,328,000, or 11.9%, to $39,529,000 for the nine months ended March 31, 2006, from $44,857,000 for the same period last year. Increases in PHI’s net sales were offset by decreases in Trade Source and Design Trends’ net sales, as summarized in the following table (in thousands except percentage data):

Net Sales of TSI Segment

		Prime/		TSI
	Trade	Home	Design	Segment
Nine Months Ended	Source	Impressions	Trends	Total
March 31, 2006	$15,250	$9,556	$14,723	$39,529
March 31, 2005	16,301	7,308	21,248	44,857

Dollar increase/(decrease)	(1,051)	2,248	(6,525)	(5,328)
Percent increase/(decrease)	(6.4%)	30.8%	(30.7%)	(11.9%)
The net decrease in Trade Source sales was primarily the result of the sales decline as Wal-Mart transitions from a direct-import program for indoor/outdoor lighting and the mix and match fan program to a program where Trade Source will provide items domestically from its warehouse in Coppell, Texas. Under the terms of the new program, Trade Source will provide 50% to 60% of the total number of SKU’s previously provided beginning in April 2006. Net sales for the Wal-Mart indoor/outdoor lighting and mix and match fan program were $5,465,000 in the nine months ended March 31, 2005. More detail of this program is provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as filed with the SEC on February 9, 2006. The decline in net sales was partially offset by the addition of the window covering product lines.
The increase in net sales of PHI primarily resulted from increased sales of the fan accessory and lamp replacement parts business to Lowe’s. Additional increases in net sales over the same quarter in the prior year are due to PHI’s sales of fan accessories to Wal-Mart that were made by Trade Source in the same quarter of the prior year.
The decline in Design Trends’ net sales was primarily due to the previously disclosed loss of four of Lowe’s eleven regional distribution centers which serve approximately 437 stores and the timing of orders prior to the April 2006 reset when Lowe’s changed its merchandising concept to be based on its private label. Design Trends will initially offer approximately 60% of the items in the new set for the Lowe’s stores it currently services. More detail of the loss of the distribution centers is provided in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, as filed with the SEC on September 20, 2005, and the Company’s Current Report on Form 8-K dated April 25, 2005. More detail of the change in Lowe’s merchandising concept is provided in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as filed with the SEC on February 9, 2006, and the Company’s Current Report on Form 8-K, as filed with the SEC on February 23, 2006.
Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products and product lines to existing customers and to expand the business to new customers. Management believes net sales in the fourth quarter will be higher due to increased Trade Source sales to Wal-Mart and Design Trends sales to Lowe’s from the April 2006 reset.
Gross Profit. Gross profit of the Company as a percentage of net sales increased 0.3% to 30.2% for the nine months ended March 31, 2006, compared to 29.9% for the same period last year.
Gross profit as a percentage of net sales of the Craftmade segment decreased 1.2% to 36.1% for the nine months ended March 31, 2006, compared to 37.3% in the same period last year. The decrease is attributable to increased product costs due to a weaker U.S. dollar and the liquidation of portable lamp inventory as a result of the removal of portable lamps as a product line. The total loss associated with this liquidation is approximately $250,000. The decreases are partially offset by a benefit from the temporary exemption of the 4.7% duty on imported ceiling fans as prescribed by the AJCA. The AJCA contains a provision that allows ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31, 2006. In the quarter ended March 31, 2006, the Company determined it was eligible for the duty exemption. Accordingly, it recorded a reduction in cost of sales in the quarter ended March 31, 2006 that increased the gross profit for the nine months ended March 31, 2006 by an estimated 1.7% over the same period in the prior year. An additional $225,000 reduction in cost of goods sold is related to items sold in prior periods.

The Company anticipates that gross profit as a percentage of net sales for the Craftmade segment during the fourth quarter of fiscal 2006 will be comparable with gross profit as a percentage of net sales for the nine month period ended March 31, 2006. However, this could be affected by the potential weakening of the U.S. dollar. The impact of exchange rate fluctuations is detailed in Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The gross profit as a percentage of net sales of the TSI segment decreased 0.2% to 23.2% of net sales for the nine months ended March 31, 2006, compared to 23.4% of net sales in the same prior year period, as summarized in the following table:
Gross Profit of TSI Segment

		Prime/		TSI
	Trade	Home	Design	Segment
Nine Months Ended	Source	Impressions	Trends	Total
March 31, 2006	15.1%	34.5%	24.1%	23.2%
March 31, 2005	16.6%	34.3%	24.8%	23.4%

Percent increase/(decrease)	(1.5%)	0.2%	(0.7%)	(0.2%)
Gross profit as a percentage of net sales decreased at Trade Source as the result of the reduction in sales of the mix and match program to Wal-Mart, offset by a decrease in the cost of the annual reset of products to Lowe’s which took place in February 2006. PHI’s gross profit as a percentage of net sales improved from a decrease in the cost of the PHI annual reset of products to Lowe’s. Gross profit as a percentage of net sales decreased at Design Trends from increased inventory reserves in anticipation of the April 2006 reset and repackaging of Design Trends’ products for Lowe’s private label merchandising concept.
For the remainder of fiscal year 2006, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the nine months ended March 31, 2006, provided that the segment maintains a similar sales mix, customer concentration, and level of vendor program commitment in fiscal year 2006.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $115,000 to $14,692,000, or 17.1% of net sales for the nine months ended March 31, 2006, compared to $14,807,000, or 17.5%, of net sales for the prior year.
SG&A

			Increase/
			(Decrease)
	Nine Months Ended		Over
	March 31,		Prior Year
	2006	2005	Period
Salaries and wages	$5,193	$4,645	$548
Accounting, legal and consulting	1,533	2,661	(1,128)
Other	7,966	7,501	465

	$14,692	$14,807	$(115)

For the nine months ending March 31, 2006, the increase in salaries and wages over the same period in 2005 resulted from higher salaries due to adjustments of current employees to remain competitive with market conditions as well as the addition of seven Teiber employees hired on March 1, 2005, and additional accounting and IT staff hired throughout the current fiscal year.
Lower accounting, legal and consulting fees in the nine months ended March 31, 2006 were primarily due to higher costs incurred in the same period in the prior year to address internal controls issues and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as a result of streamlined processes and efficiencies gained in year two.
Increases in other SG&A expenses of the Company primarily resulted from (i) a $290,000 increase over the same nine month period in the prior fiscal year in sales-volume related expenses in the Craftmade segment such as commissions, advertising expenses, and temporary labor, (ii) a $266,000 increase in higher rent and property taxes related to the Teiber acquisition, and (iii) a $118,000 increase in show and entertainment expenses from the January 2006 annual lighting market and the window covering expo. These increases were offset by decreases from other general expenses.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for the remainder of the current fiscal year, excluding accounting, legal and consulting fees related to compliance with Section 404, will be relatively consistent with results generated in fiscal year 2005. Management anticipates that accounting, legal and consulting costs for the current fiscal year, including costs to comply with Section 404, will be reduced by approximately 35% to 50% of such costs in fiscal year 2005.
Interest Expense. Net interest expense of the Company increased $183,000 to $916,000 for the nine months ended March 31, 2006, from $733,000 for the same period in the previous year. This increase was primarily the result of higher outstanding balances combined with higher interest rates in effect during the period on the Company’s outstanding revolving line of credit with Frost Bank. The outstanding balance on the Company’s facility note was lower than in the same period during fiscal 2005, and the interest rate on the facility note remained unchanged compared to the same period in the prior year. For the remainder of fiscal 2006, management anticipates that in the future, lower outstanding balances on its lines of credit may offset expected increases in interest rates, resulting in total interest expense that is not significantly different from the expense generated in fiscal year 2005.
Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries decreased $224,000 to $2,196,000 for the nine months ended March 31, 2006, compared to $2,420,000 for the same period in the previous year. The decrease was due to the decline in net sales and profit of Design Trends, partially offset by an increase in net sales and profit of PHI, as discussed above.
Provision for Income Taxes. The provision for income tax was $2,423,000, or 31.9% of income before income taxes, for the nine months ended March 31, 2006, compared to $2,466,000, or 36.1% of income before taxes for the same period of the prior year. The decrease in the provision for income taxes as a percentage of income primarily resulted from lower state taxes. The decrease also resulted from the tax benefit obtained from the repatriation of undistributed foreign earnings under the AJCA. The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 34%. The Company repatriated $8,662,000 in the nine months ended March 31, 2006. The Company expects to receive similar benefits throughout the remainder of fiscal year 2006.
Liquidity and Capital Resources
The Company’s cash decreased $8,454,000 from $9,145,000 at June 30, 2005 to $691,000 at March 31, 2006. Cash decreased as a result of the Company sweeping excess cash balances against its line of credit on a daily basis beginning in the second quarter of fiscal 2006. Net cash provided by the Company’s operating activities increased $865,000 to $8,248,000 for the nine months ended March 31, 2006, compared to $7,383,000 for the same prior year period. The increase resulted primarily from higher net income.
The $163,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of upgrading the Company’s computer equipment.
Cash used in financing activities of $16,539,000 was primarily the result (i) net payments on the Company’s revolving lines of credit of $10,703,000, (ii) principal payments on the Company’s notes payable of $1,243,000, (iii) cash dividends of $1,780,000, and (iv) distributions to minority interest members totaling $2,830,000. Net payments on the Company’s primary revolving line of credit were higher than the prior year period as a result of the Company sweeping excess cash balances against its line of credit on a daily basis and the use of cash in the prior year for the acquisition of Teiber.
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
The Company’s current revolving lines of credit and notes payable are summarized in the following table:
Summary of Revolving Lines of Credit and Notes Payable
At March 31, 2006

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving lines of credit
The Frost National Bank	$20,000,000	$13,297,000	LIBOR plus 1.50%	October 31, 2007
The Frost National Bank	3,000,000	—	LIBOR plus 1.50%	January 15, 2007
Wachovia Bank, N.A.	3,000,000	548,000	LIBOR plus 2.00%	December 15, 2006

	$26,000,000	13,845,000

Notes payable — facility	N/A	1,627,000	8.302%	January 1, 2008

		$15,472,000

At March 31, 2006, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”) at the one-month LIBOR interest rate (4.826% at March 31, 2006) plus 1.50% to 2.75%, depending on the Company’s debt to worth ratio. There was $13,297,000 outstanding under the Company’s $20,000,000 line of credit with Frost Bank at March 31, 2006. The line of credit is scheduled to mature on October 31, 2007. Financial covenants of the agreement include a requirement that the Company maintain a fixed charge coverage ratio greater than 1.25 to 1. Other covenants and restrictions that apply to this agreement require the Company’s debt to tangible net worth ratio to be less than 3.0 to 1.0 after December 31, 2005. Additionally, the Company has agreed not to purchase its stock if its debt to tangible net worth exceeds 3.0 to 1.0. The Company’s debt to tangible net worth ratio, as defined in the loan agreement, equaled 2.0 to 1.0 at March 31, 2006, resulting in the effective interest rate for the next quarter to be reduced to LIBOR plus 1.50%, provided that the Company remains in compliance with the previously disclosed covenants.
Under this line of credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $133,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $665,000. The Company does not have any agreements to hedge against the potential rising of interest rates.
On February 25, 2005, the line of credit was amended to provide, among other things, a $3,000,000 increase in the commitment. This increase in commitment was renewed and extended until January 15, 2007.
One of the Company’s 50%-owned subsidiaries, PHI, has a $3,000,000 promissory note (the “$3 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the monthly LIBOR index plus 2%. There was an outstanding balance of $548,000 at March 31, 2006. The note is scheduled to mature on December 15, 2006. The PHI members, which include TSI, agreed to be guarantors of the $3

Million Line of Credit in order to induce the lender to provide these loans to PHI.
Based on the amounts outstanding at March 31, 2006 under the $3 Million Line of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $5,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $27,000. The Company does not have any agreements to hedge against the potential rising of interest rates.
At March 31, 2006, $1,627,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.
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
TSI maintained inventory levels of $5,291,000 at March 31, 2006. TSI’s sales are highly concentrated with Lowe’s. Should net sales generated by TSI from its programs with this customer be at levels significantly lower than currently anticipated, the Company would be required to find other customers for this inventory. There can be no assurances that the Company would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with the current mass merchandiser customer.
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

The following table summarizes the exchange rate of the United States dollar (“USD”) to the Taiwan dollar (“TWD”) and Chinese yuan (“YUAN”):

	USD:TWD	USD:YUAN
December 31, 2004	31.980	8.287
March 31, 2005	31.875	8.287
June 30, 2005	31.665	8.287
September 30, 2005	33.270	8.110
December 31, 2005	32.951	8.073
March 31, 2006	32.568	8.035
A sharp appreciation of the Taiwan dollar or the Chinese yuan relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes (i) the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments and (ii) this risk is not unique to Craftmade as its competitors also purchase a majority of their products from Asian manufacturers.
During the quarter ended March 31, 2006, the Company purchased approximately $3,177,000 of products from Fanthing and $9,460,000 of products from Chinese manufacturing companies. The Company estimates that an appreciation of the Chinese yuan and the Taiwan dollar to the U.S. dollar of 1% would result in an estimated annual increase in cost of goods sold of approximately $378,000 and a decrease in net income of $202,000, based on the Company’s purchases during the quarter ended March 31, 2006, on an annualized basis. A 10% incremental appreciation of the Chinese yuan and the Taiwan dollar to the U.S. Dollar would result in an estimated annualized increase in cost of goods sold of approximately $4,737,000 and a decrease in net income of $2,636,000, based on the Company’s purchases during the quarter ended March 31, 2006, on an annualized basis. These amounts are estimates of the financial impact of an appreciation of the Chinese yuan and the Taiwan dollar relative to the U.S. dollar and are based on annualizations of the Company’s purchases from Chinese manufacturing companies and Fanthing for the quarter ended March 31, 2006. Consequently, these amounts are not necessarily indicative of the effect of such changes with respect to an entire year.
Other market risks at March 31, 2006 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, as filed with the SEC on September 20, 2005. For a discussion of the effects of hypothetical changes in interest rates, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

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
          Not Applicable
Item 1A. RISK FACTORS.
          Not Applicable
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

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: May 10, 2006	/s/ James R. Ridings

JAMES R. RIDINGS
Chairman of the Board and
Chief Executive Officer

Date: May 10, 2006	/s/ J. Marcus Scrudder

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