Form 10-K
period 2006-06-30
CRAFTMADE INTERNATIONAL INC
filed 2006-09-13
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-26667
Craftmade International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2057054 (I.R.S. Employer Identification No.)

650 S. Royal Lane, Suite 100	75019
Coppell, Texas	(Zip Code)
(Address of Principal Executive Offices)
(972) 393-3800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $0.01	NASDAQ Global Market
Securities registered pursuant to Section 12 (g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                      Accelerated Filer ☑                     Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2005 was approximately $104,072,000 based upon the closing price of the common stock on the NASDAQ National Global Market reported for such date. The number of shares outstanding of the Registrant’s Common Stock on December 31, 2005 was 5,201,000.
The number of shares outstanding of the registrant’s $.01 par value common stock as of August 31, 2006 was 5,203,500.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

Disclosure Regarding Forward-Looking Statements
     In this Form 10-K, references to “Craftmade,” “ourselves,” “we,” “our,” “us,” “its,” “itself,” and the “Company” refer to Craftmade International, Inc., Trade Source International, Inc., their wholly-owned subsidiaries, and the Company’s 50% owned limited liability companies (“LLC’s”) unless the context requires otherwise.
     Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings with the SEC, in press releases, and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “forecasts,” “intends,” “potential,” “continue,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. These forward-looking statements include statements or predictions regarding among other items:
•	Revenues and profits;

•	Gross margin;

•	Customer concentration;

•	Customer buying patterns;

•	Sales and marketing expenses;

•	General and administrative expenses;

•	Pricing and cost reduction activities;

•	Income tax provision and effective tax rate;

•	Realization of deferred tax assets;

•	Liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements;

•	Purchase commitments;

•	Product development and transitions;

•	Competition and competing technology;

•	Outcomes of pending or threatened litigation; and

•	Financial condition and results of operations as a result of recent accounting pronouncements.
     These forward-looking statements are based largely on expectations and judgments and are subject to a number of risks and uncertainties, many of which are beyond our control. Significant factors that cause our actual results to differ materially from our expectations are described in this Form 10-K under the heading of “Risk Factors.” We undertake no obligation to publicly update or revise these Risk Factors or any forward-looking statements, whether as a result of new information, future events or otherwise.
Available Information
     Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available on the investor relations section of our website at www.craftmade.com under the caption “SEC” promptly after we electronically file such materials with, or furnish such materials to, the SEC. The Investor Relations section of our website also contains corporate governance documentation, including the Audit Committee Charter, Compensation Committee Charter, Disclosure Review Committee Charter, Nominating and Corporate Governance Committee Charter, and its Business Ethics Policy. We will provide a copy of our Form 10-K annual report upon written request of any shareholder. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I
Item 1. Business.
The Company
     Craftmade International, Inc. was incorporated in the state of Texas in July 1985, reincorporated in the state of Delaware in December 1991, and is organized by product type and customer base into two operating segments: Craftmade International, Inc. (“Craftmade”) and Trade Source International, Inc. (“TSI”). The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bathstrip lighting, light bulbs, door chimes, ventilation systems and other lighting accessories offered primarily through lighting showrooms, certain major retail chains, and electrical wholesalers. The TSI segment derives its revenue from outdoor lighting, portable lamps, indoor lighting and fan accessories marketed solely to mass merchandisers.
     Craftmade – Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, bath-strip lighting and related accessories to a nationwide network of over 1,800 lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. Craftmade’s ceiling fan product line consists of over two dozen series of premium priced to lower priced ceiling fans and is distributed under the Craftmade® trade name. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bath-strip lighting and over forty designs of outdoor lighting are marketed under its Accolade® trade name.
The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management’s judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace. Through its acquisition of Bill Teiber Co., Inc. on March 1, 2005, Craftmade is able to offer its current customers light bulbs, door chimes, ventilation systems and other lighting accessories. Craftmade’s national sales organization, which consists of 35 independent sales groups employing approximately 65 sales representatives, markets its products to its distribution network of lighting showrooms, certain major retail chains, and electrical wholesalers.
     TSI – TSI is the reporting segment for the portion of the Company that is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, various fan accessories and lamp parts, and home décor items to mass merchandisers. TSI’s outdoor lighting consists of numerous lighting programs distributed to mass merchandisers in a variety of designs and decorative finishes. The indoor lighting product line includes ceiling mount lighting fixtures and bath-strip lighting. The TSI segment includes the Trade Source entity which is wholly-owned by the Company and the Design Trends and PHI limited liability companies (defined below) which are 50% owned. Hereafter, TSI refers to the segment and Trade Source to the entity.
     50% Owned Limited Liability Companies – The Company has a 50% ownership interest in each of two entities, Design Trends, LLC (“Design Trends”), a Deleware limited liability company, and Prime/Home Impressions, LLC (“PHI”), a North Carolina limited liability company, which are part of the TSI segment:
Design Trends – Design Trends was formed in 1999 to market indoor lighting, including portable table lamps, floor lamps, chandeliers and wall sconces designed by Patrick Dolan of Dolan Northwest, LLC, an unaffiliated Oregon limited liability company, which owns the remaining 50% of Design Trends. Substantially all of Design Trends’ sales are to mass merchandisers. As a part of the operating agreement, Patrick Dolan is responsible for designing and sourcing Design Trends’ products and the Company is responsible for sales, distribution and accounting for Design Trends.
PHI – PHI was formed in 1997 to market programs of fan accessories and lamp parts including decorative pull-chains, replacement switches, blade arms, blades and ceiling medallions. All of PHI’s sales are to mass merchandisers. The Company is responsible for sales, sourcing, distribution and accounting for PHI. Marketing Impressions, Inc., an unaffiliated Georgia corporation, which owns the other 50% of PHI, is responsible for developing products and supplies ceiling medallions to PHI.

Segment Financial Information
The following table presents information about the reportable segments:
Summary of Reportable Segments
(Dollars in thousands)

	Craftmade	TSI	Total
Fiscal year ended June 30, 2006:
Net sales	$62,902	$55,152	$118,054
Gross profit	22,541	12,928	35,469
Income from operations	8,517	6,463	14,980
Interest expense, net	1,104	80	1,184
Minority interest	—	3,430	3,430
Provision for income taxes	2,501	765	3,266
Depreciation and amortization	575	19	594
Net income	4,877	2,223	7,100
Total assets	52,833	12,228	65,061

Fiscal year ended June 30, 2005:
Net sales	$55,663	$63,143	$118,806
Gross profit	20,311	15,135	35,446
Income from operations	6,402	7,960	14,362
Interest expense, net	973	108	1,081
Minority interest	—	3,775	3,775
Provision for income taxes	1,895	1,184	3,079
Depreciation and amortization	537	44	581
Net income	3,534	2,893	6,427
Total assets	50,835	19,980	70,815

Fiscal year ended June 30, 2004:
Net sales	$53,526	$67,712	$121,238
Gross profit	21,025	14,885	35,910
Income from operations	9,112	7,570	16,682
Interest expense, net	708	69	777
Minority interest	—	3,719	3,719
Provision for income taxes	3,019	1,521	4,540
Depreciation	554	94	648
Net income	5,385	2,261	7,646
Total assets	29,163	26,091	55,254
Net Sales by Geographic Area
     Net sales are attributed to geographic areas based on the location of the customer to which products are shipped. Substantially all of the Company’s net sales are to customers in North America, principally the United States. In addition, substantially all of the Company’s assets are attributable to its operations in the United States.

Products
     The following table summarizes net sales by product category as a percentage of consolidated net sales:
Net Sales by Product Category

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Craftmade
Ceiling fans	27%	29%	29%
Teiber lighting products	8%	2%	0%
Other	18%	16%	15%

	53%	47%	44%

TSI
Indoor lighting	29%	36%	39%
Outdoor lighting	7%	7%	10%
Accessories	11%	10%	7%

	47%	53%	56%

	100%	100%	100%

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
     Light Kits – Craftmade markets nearly eighty models of light kits, which consist of glass shades and filters, in various colors that may be utilized with Craftmade’s ceiling fans or other ceiling fans.
     Bath-strip Lighting – Craftmade markets nearly two dozen series of bath-strip lighting in different lengths and decorative finishes under the Accolade® trade name. Craftmade plans to add finishes and series from time to time based on customer demand.
     Outdoor Lighting – Craftmade markets over forty designs of outdoor lighting in different decorative finishes under the Accolade® trade name. Craftmade plans to add finishes and designs from time to time based on customer demand.
     Teiber Lighting Products – Through the acquisition of Bill Teiber Co., Inc. (“Teiber”) on March 1, 2005, Craftmade offers 2,000 different light bulbs and complimentary lighting products as well as an extensive line of door chimes, pushbuttons, ventilation systems and smoke alarms.
     Accessories – Craftmade also markets a variety of designer and standard wall controls to regulate the speed and intensity of ceiling fans and lighting fixtures and universal down-rods for use with ceiling fans.
TSI Products
     Indoor Lighting – During fiscal year 2000, the Company began marketing floor and table lamps, chandeliers and wall sconces designed by Patrick Dolan to various mass merchandisers through Design Trends. TSI’s portable lamp program, which is a significant part of the TSI’s indoor lighting program, is merchandised in a mix and match system that enables the consumer to customize a lamp base and shade combination. Lamp shades are displayed separately on a revolving carousel that economizes space. The smaller packaging of the lamp bases enables the retailer to display a greater number of SKUs in the same amount of space. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes.
     Outdoor Lighting – TSI markets over sixty designs of outdoor lighting in a variety of decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand, as well as the retailers’ private label brands. The outdoor lighting is designed for either wall mounting or as a post-mounted fixture.
     Accessories – TSI also markets programs of fan accessories and lamp parts, including universal downrods, pull-chains and ceiling medallions, to various mass merchandisers through PHI.
Manufacturing
     Craftmade. Craftmade’s ceiling fans, bathstrip lighting and substantially all of its light kits and certain accessories are produced by multiple manufacturers in Asia. Light kit and other product orders are typically placed independently of ceiling fan orders, but are also received in container-size lots generally consisting of up to 4,500 light kit units. Craftmade offers a variety of light kits in various finishes and colors, as well as a variety of fixtures designed for ceiling fans. Craftmade also offers a variety of glass selections for the various light fixtures, including blown glass, beveled glass and crystal. Fixtures and glass are shipped in the light kit containers. Craftmade’s wall controls, timers and switches as well as a portion of its ceiling fan blades, are manufactured by companies based in the United States. Craftmade offers a variety of custom blade sets in various sizes and finishes. The finished products are packaged and labeled under the Craftmade brand name.
     Craftmade purchases Teiber light bulbs, door chimes, pushbuttons, ventilation systems, smoke alarms and complimentary lighting products from several manufacturers located in Asia and the United States.
     Craftmade and TSI purchase outdoor lighting from several manufacturers located in Asia. Outdoor lighting orders are received in container-size lots, similar to light kit and ceiling fan orders. Craftmade and TSI offer a wide variety of outdoor lighting styles in various finishes, colors and sizes and are designed for either wall mounting or as post-mounted fixtures.
     In the ordinary course of business, orders are typically filled within 90 days, which includes approximately 20 days for transport. Three of our larger vendors ship products prior to receipt of payment from Craftmade. Accordingly, payment is deferred until delivery of such products. At present levels, this credit arrangement is equivalent to approximately three weeks’ supply of products and represents a supplier commitment that the Company’s management believes is unusual for the industry and favorable to the Company.
     TSI. TSI purchases indoor lighting products, including flush mounts and bathstrip lights from many of the same manufacturers that produce outdoor lighting for Craftmade.
     PHI purchases most of its ceiling fan accessories and all of its lamp replacement parts from several manufacturers located in Asia, with the exception of ceiling medallions, which are purchased from a distributor located in the United States.
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
     All of TSI, PHI and Design Trends’ foreign vendors require payment 30 to 60 days after notification of shipment of product from Asia.

Distribution
     Craftmade. Craftmade’s products are marketed through more than 1,800 lighting showrooms, certain major retail chains, and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, bath strips, outdoor lighting and accessories are distributed through 35 independent sales groups on a national basis. Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 65 sales representatives, who represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During each of three fiscal years ended June 30, 2006, no single lighting showroom or electrical wholesaler accounted for more than 3% of Craftmade’s sales.
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
     TSI. All of TSI’s sales are to mass merchandisers with two customers comprising the most significant portion of TSI’s and the Company’s sales, as follows:

	Lowe’s Companies		Wal-Mart
	Percent of	Percent of	Percent of	Percent of
	TSI’s	Consolidated	TSI’s	Consolidated
Fiscal Year Ended	Net Sales	Net Sales	Net Sales	Net Sales
June 30, 2006	87%	41%	12%	6%
June 30, 2005	83%	44%	20%	11%
June 30, 2004	75%	42%	15%	8%
     The majority of TSI’s sales are by direct shipment. The remaining sales are shipped from the Company’s Coppell, Texas facility. TSI utilizes an internal sales force to market its products and independent sales representatives to service specific mass merchandiser locations.
Marketing
     Craftmade. Craftmade relies primarily on the reputation of its ceiling fans, outdoor lighting and light kits for high quality and competitive prices and the efforts of its sales representative organization in order to promote the sales of its products. The principal markets for Craftmade’s products are the new home construction, remodeling and replacement markets. Craftmade utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog.
     Craftmade also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (in January and June) and maintains a showroom at the Dallas Trade Mart. Craftmade provides warranties ranging from 30 years to lifetime on the fan motor of its ceiling fans, and includes a one year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. Craftmade provides a limited lifetime warranty on its higher-end series of fans. The Company’s management believes these warranties are highly attractive to both dealers and consumers.
     TSI. TSI relies primarily on the reputation of its products, merchandising concepts and the relationship it has with its mass merchandiser customers with respect to its sales. TSI participates in advertising programs and special promotions performed by its customers. TSI also promotes its product line at semi-annual trade shows in Dallas (in January and June) and utilizes Craftmade’s showroom at the Dallas Trade Mart.

     General. The Company has a 48-hour product shipment policy. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     For information concerning revenues of the Company attributable to foreign and domestic customers, along with information concerning foreign and domestic long-lived assets of the Company, see Note 13 – Segment Information in the notes to consolidated financial statements.
Product Expansion
     Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During the fiscal year ended June 30, 2006, Craftmade introduced six new series of fans – Epic, Riatta, Argos, Artistry, Mia, and Celestial II – which will begin shipping during the fiscal year ended June 30, 2007. In addition, Craftmade increased its selections of complimentary products such as specialty light fixtures, including bath bars and outdoor lighting. The Company’s management will continue to search for opportunities for product expansion that it considers complementary to the Company’s existing product lines.
Seasonality
     The Company’s product sales, particularly ceiling fans, are somewhat seasonal with sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters.
Backlog
     Backlog is not material to the Company’s operations as substantially all of the Company’s products are shipped to customers within 48 hours following receipt of orders.
Competition
     The ceiling fan and lighting fixture market is highly competitive at all levels of operation. Some of the major companies in the ceiling fan industry include Casablanca, Hunter, Minka, Monte Carlo, Quorum, Emerson Electric, and Taconi. A number of other well-established companies are also currently engaged in activities that compete directly with Craftmade. Some of Craftmade’s competitors are better established and have longer operating histories, substantially greater financial resources or greater name recognition than Craftmade. However, the Company’s management believes that the quality of Craftmade’s products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable Craftmade to compete successfully in these highly competitive markets.
     The mass merchandiser market is also highly competitive. TSI, PHI, and Design Trends have numerous competitors, which are located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer’s Fountain, Murray Feiss, Catalina, Jimco Lamps, J. Hunt, Westinghouse, and Minka. In addition, mass merchandisers themselves will, at times, compete directly against TSI, PHI, and Design Trends by purchasing private label products from Asian factories that are not TSI vendors. More detail of the impact of this risk is in Item 1A. Risk Factors.

Product warranties
     Craftmade ceiling fans are warranted against defects in workmanship and materials depending on standard offerings of various lengths and terms. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.
Product Warranty Costs
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Product warranty costs	$1,037	$1,009	$872
Research and development
     Research, development and engineering expenditures for the creation and application of new products and processes, as summarized in the following table:
Research and Development
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Research and development	$217	$202	$293
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
Product Liability
     The Company is engaged in businesses that could expose it to possible claims for injury resulting from the failure of its products sold. While no material claims have been made against the Company since its inception and the Company maintains product liability insurance, there can be no assurance that claims will not arise in the future or that the coverage of the policy will be sufficient to pay any claims.
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

Employees
     As of June 30, 2006, the Company employed a total of 131 full time employees, including six executive officers (one of whom is an officer of TSI), 10 managers, 24 clerical and administrative personnel, 30 marketing and customer service personnel, 49 warehouse personnel and 12 shipping/production personnel. There were 130 employees at June 30, 2005. The Company believes that its relationship with its employees is excellent. None of the Company’s employees is represented by a labor union or is a member of a collective bargaining unit.
Item 1A. Risk Factors.
     Described below are certain risks that we believe are applicable to our business and the industry in which we operate. There may be additional risks applicable to our business that are not presently material or known. There are also risks within the economy and the capital markets, both domestically and internationally, that affect business generally, including us and other companies in our industry, such as inflation; higher interest rates; higher fuel and other energy costs; higher transportation costs; higher costs of labor, insurance and healthcare; foreign exchange rate fluctuations; and higher levels of unemployment, which have not been described. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.
     If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us related to conditions or events that we anticipate may occur in the future. All of our forward-looking statements made us are qualified by the risks described below. The following should not be construed as an exhaustive list of all factors that could cause our actual results to differ materially from those expressed in our forward-looking statements.
The ceiling fan and lighting industry is highly competitive, and we may not be able to compete successfully.
     We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we have, which could allow them to compete more successfully than us. Most of our products are available from several other sources, and our customers tend to have relationships with several distributors. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. In the future, we may be unable to compete successfully, and competitive pressures may reduce our revenues.
If we fail to gain customer acceptance of our existing and new products, our operating results could suffer.
     We sell our products primarily to lighting showrooms and mass merchandisers. If we fail to successfully introduce new products that are accepted by our customers, our operating results may be adversely affected.
As we do not manufacture the products that we distribute, we are dependent upon third parties for the manufacture and supply of high quality competitive products on a timely basis.
     We obtain substantially all of our products from third-party suppliers in China and Taiwan. We currently purchase a substantial amount of ceiling fans and other products of the Craftmade segment from Fanthing Electrical Corp. (“Fanthing”), a Taiwanese company. The following table summarizes the Company’s purchases from Fanthing:
Summary of Purchases from Fanthing
(Dollars in thousands)

	As % of	As % of
	Craftmade	Total
Fiscal Year Ended	Purchases	Purchases
June 30, 2006	50%	23%
June 30, 2005	60%	29%
June 30, 2004	67%	21%

     We do not have long-term contracts with our suppliers committing them to supply products to us. Most of our products are imported from suppliers under short-term purchase orders that we place with them. Therefore, our suppliers may not provide us with the products we need in the quantities that we request. Because we do not control the actual production of the products that we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. Political or financial instability, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transportation capacity and costs, inflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide us with products in the volumes that we require, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all, or at costs acceptable to us. An extended interruption in the supply of our products would have a materially adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.
A decline in general economic condition, particularly the housing, home construction, and remodel sectors, could lead to reduced demand for the Company’s products.
     General economic conditions in the U.S., including the housing and home construction sectors, are affected by, among other things consumer spending habits, levels of employment, salary and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. A decline in general economic conditions in the U.S. could lead to a reduced demand for our products.
The loss of certain of our customers that represent a significant percentage of our net sales could adversely affect our results of operations.
     All of TSI’s net sales, including the net sales of PHI and Design Trends, are made to mass merchandisers with two customers comprising the most significant portion of TSI’s and our consolidated net sales, as follows:

	Lowe’s Companies		Wal-Mart
	Percent of	Percent of	Percent of	Percent of
	TSI’s	Consolidated	TSI’s	Consolidated
Fiscal Year Ended	Net Sales	Net Sales	Net Sales	Net Sales
June 30, 2006	87%	41%	12%	6%
June 30, 2005	83%	44%	20%	11%
June 30, 2004	75%	42%	15%	8%
     The loss of or reduction in our orders from Lowe’s Companies, Inc. (“Lowe’s), Wal-Mart Stores, Inc. (“Wal-Mart”), or any other significant customer could have a material adverse effect on our business and financial results, as could disputes with our customers regarding shipments, fees, product condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect on our financial condition and results of operations.
     If net sales to these customers are at levels significantly lower than currently anticipated, we would be required to find other customers for existing inventory on hand. There can be no assurances that we would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with these current mass merchandiser customers.
     We do not have long-term sales agreements with or other contractual assurances as to future sales from any of our customers. Our customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance and their desired inventory levels. Changes in our customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products (unless we provide such products) may adversely affect our net sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. If our net sales of products to one or more of our customers are reduced, this reduction may have a material adverse effect on our business, financial condition and results of operations.

Our mass merchandise customers may pressure us to lower our prices or take other actions that may adversely impact our results of operations.
     Mass merchandisers, including Lowe’s and Wal-Mart, require various stipulations from its vendors related to inventory practices, product reset costs, logistics or other aspects of the customer-supplier relationship. For example, Wal-Mart and other customers have indicated a desire to utilize Radio Frequency Identification (“RFID”) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology would significantly increase our product manufacturing and distribution costs. Meeting these types of demands of customers may adversely affect our margins and results of operations. If we fail to effectively respond to these types of demands of our customers, our sales and profitability could be materially adversely affected.
To the extent our mass merchandiser customers purchase product in excess of consumer consumption in any period, our net sales in a subsequent period may be adversely affected as mass merchandisers seek to reduce their inventory levels.
     From time to time, mass merchandisers may purchase more product from us than they expect to sell to consumers during a particular time period. If mass merchandisers increase their inventory during a particular reporting period, then our sales during the subsequent reporting period may be adversely impacted as these mass merchandisers seek to reduce their inventory to usual levels. To the extent our customers seek to reduce their usual or customary inventory levels, the impact of such “de-inventorying” on our sales and profitability would be even greater.
Increases in our shipping costs or service trouble with our third-party shippers could harm our business.
     Shipping is a significant expense in our business for the products we import from manufacturers and the products we ship to customers. Any significant increase we experience in our shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.
We experience fluctuations in our quarterly earnings. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline or be highly volatile.
     Our product sales, particularly ceiling fans, are subject to seasonal and other quarterly fluctuations. Our net sales and operating profits generally have been higher in the first and fourth quarters from the warmer weather during these months. Our quarterly results may also be adversely affected by a variety of other factors, including:
•	the timing of our new product releases;

•	costs related to our acquisitions and/or integrations of businesses that we may acquire;

•	timing and amount of our sales and marketing expenditures;

•	timing of our orders from mass merchandisers;

•	our commitments to mass merchandisers;

•	loss of any of our sales representatives;

•	general economic conditions that may affect us, including those in the housing sector;

•	establishing or maintaining our business relationships; and

•	changes in our accounting principles.
     These and other factors could affect our business, financial condition, and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. In addition, the NASDAQ Global Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of our management’s attention and resources, which would harm us.
Our failure in pursuing or executing any of our new business ventures, strategic alliances and acquisitions could have a material adverse impact on our business.
     Our growth strategy includes expansion through new business ventures, strategic alliances and acquisitions. While we employ several different valuation methodologies to assess a potential growth opportunity, and structuring favorable payout strategies to lower risk, we can give no assurance that any of our new business ventures and strategic alliances will positively affect our financial performance. Any acquisitions that we make may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and management’s attention from our other business issues and opportunities. We may not be able to integrate companies that we acquire successfully, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to integrate companies that we acquire successfully, our business could suffer materially. We may also encounter challenges in achieving appropriate internal control over our financial reporting in connection with our integration of an acquired company. In addition, our efforts to integrate any acquired company, and its financial results, into our company may have a material adverse effect on our operating results.
Our revenues depend on our relationships with capable sales personnel as well as key customers, vendors, and manufacturers of the products that we distribute to our customers.
     Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as key customers, vendors and manufacturers. If we fail to maintain our existing relationships with these parties or fail to acquire relationships with others like them in the future, our business may suffer.
Our future success is substantially dependent upon our senior management and retention of key personnel.
     Our success depends upon our ability to attract, motivate, and retain key management and personnel. We depend upon the continued services of our key executive officers, including the following individuals:

James R. Ridings	Chairman of the Board and Chief Executive Officer
Brad D. Heimann	President and Chief Operating Officer
J. Marcus Scrudder	Chief Financial Officer
John S. DeBlois	Executive Vice President of TSI
Clifford F. Crimmings	Vice President of Marketing
     The loss of services of any of our key personnel could have a negative impact on our business.
Our inability to meet financial covenants contained in our credit facilities could adversely impact our ability to fund our operations.
     Our ability to make payments on and to refinance our indebtedness and to fund our planned capital expenditures, acquisitions, and dividends will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
     We cannot provide assurance that our business will generate sufficient cash flow from our operating activities or that future borrowings will be available under our credit facility in amounts sufficient to enable the Company to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot provide assurance that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.
     The Company’s credit facility contains restrictive covenants that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot provide assurance that we will satisfy those ratios. A breach by us of any of these financial ratio covenants or other covenants could result in our being in default under our credit facility. Upon the occurrence of an event of default, by us, our lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to us to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the outstanding indebtedness in full under our credit facility if it were accelerated by our lenders.
We are exposed to the risk of an increase in interest rates.
     We do not have any agreements with third parties to hedge against the potential rising of interest rates. The variable rates of interest on our credit facility are comprised of LIBOR plus the spread as defined by the loan agreements. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from fluctuations in interest rates.
We are exposed to the risk of foreign currency appreciation.
     Generally, we purchase our products in U.S. dollars. However, we source our products from overseas manufacturers in Taiwan and the People’s Republic of China. As a result, our costs of these products may be affected by changes in the value of the relevant currencies. These foreign currencies include the Taiwan dollar and Chinese yuan. We cannot be assured that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Tax legislation initiatives could adversely affect the Company’s net earnings and tax liabilities.
     We are subject to the tax laws and regulations of the United States, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, we cannot give assurance that our tax positions will not be challenged by relevant tax authorities, or that we would be successful in any such challenge.
We rely heavily on our management information systems for inventory management, distribution and other functions. If our systems fail to perform these functions adequately or if we experience an interruption in our operations, we could be materially adversely affected.
     The efficient operation of our company is dependent on our management information systems. We rely heavily on our management information systems to manage our order entry, order fulfillment, pricing, point-of-sale, and inventory replenishment processes. The failure of our management information systems to perform as anticipated could disrupt our business and could result in decreased revenue, increased overhead costs, and excess or out-of-stock inventory levels, causing us to suffer materially.
We are subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that has increased our costs and the risk of our not being in compliance with these requirements.
     We are subject to rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the SEC, the Internal Revenue Service, and the Nasdaq Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, increased expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities.
     We also are subject to periodic audits or other reviews by these governmental agencies and external auditors. These examinations or reviews frequently require management’s time and diversion of internal resources and, in the event of an unfavorable outcome to us, may result in additional liabilities or adjustments to our historical financial results.

Recent changes in accounting rules, including the expensing of stock options granted to our employees, could have a material impact on our reported business and financial results.
     The U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the PCAOB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The following table sets forth information with respect to the Company’s key properties:
Summary of Properties

			Current
		Approximate	Lease
		Square	Term
Location	Use	Feet	Expiration
Coppell, Texas	Distribution Facility	378,000	Owned
Carrollton, Texas	Warehouse	42,320	July 31, 2007
Dallas, Texas	Dallas Trade Mart Showroom — Craftmade and TSI	4,292	April 30, 2007
Dallas, Texas	Dallas Trade Mart Showroom — Teiber	533	September 30, 2006
     The Company’s headquarters facility is in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space, is owned by the Company and is used by both Craftmade and TSI. The Company’s management believes that this Company-owned facility is well maintained, in good operating condition, and will be sufficient to support operations for the near term. See Note 5 – Revolving Lines of Credit and Notes Payable in the Notes to Consolidated Financial Statements for a discussion of the Company’s term loan used to finance the Company’s acquisition of this facility.
     In conjunction with the acquisition of Teiber, the Company assumed a lease consisting of a 42,320 square foot facility used by both Craftmade and TSI as additional warehouse space. The lease provides for rental payments of $14,741 per month from August 1, 2001 through July 31, 2007. The lease expires on July 31, 2007.
     The Company also has sales and product sourcing offices in Kowloon, Hong Kong; Bentonville, Arkansas; and Dedham, Massachusetts. The terms to these leases are not significant to the Company’s operations.
Item 3. Legal Proceedings.
     There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The initial public offering price of the Company’s common stock, $0.01 par value per share (“Common Stock”) in April 1990 was $1.55 per share, adjusted for the Company’s three-for-two stock splits effective October 30, 1998 and October 31, 1997. The Common Stock trades on NASDAQ National Global Market under the symbol CRFT.
     The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock on the NASDAQ Global Market, and dividends paid per share of Common Stock:

			Dividends
	Sales Price		Per
	High	Low	Share
Fiscal Year Ended June 30, 2007
First Quarter (Through August 31, 2006)	$17.72	$14.61	N/A

Fiscal Year Ended June 30, 2006
Fourth Quarter	$18.87	$16.41	$0.12
Third Quarter	20.41	16.75	0.12
Second Quarter	21.06	18.00	0.12
First Quarter	19.08	16.10	0.12

Fiscal Year Ended June 30, 2005
Fourth Quarter	$22.38	$15.46	$0.10
Third Quarter	22.95	19.25	0.10
Second Quarter	24.75	16.59	0.10
First Quarter	22.14	19.49	0.10
     The Company intends to continue to pay regular quarterly dividends on its outstanding Common Stock. However, any decision to declare and pay dividends in the future will be made at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant.
     Computershare Investor Services, 2 North LaSalle Street, Chicago, Illinois 60602, is the transfer agent and registrar for the Common Stock.
Holders
     There were 89 holders of record of the Common Stock on August 31, 2006. A number of the Company’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Common Stock.
Issuer Purchases of Equity Securities
     There were no purchases of equity securities during fiscal year ended June 30, 2006.
Equity Compensation Plans
     See Item 12.

Item 6. Selected Financial Data.
     The selected financial data in the tables below are for the five fiscal years ended June 30, 2006. The data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included herein.
Summary of Selected Financial Data
(In thousands, except percentage and per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2004	2003	2002
		(1)		(2)	(2)
Selected Operating Results
Net sales	$118,054	$118,806	$121,238	$109,033	$106,050
Gross profit	35,469	35,446	35,910	35,394	31,923
Gross profit as a percentage of net sales	30.0%	29.8%	29.6%	32.5%	30.1%
Selling, general and administrative	19,895	20,503	18,580	18,600	17,962
Income from operations	14,980	14,362	16,682	16,135	13,383
Minority interest	3,430	3,775	3,719	4,235	2,516
Net income	7,100	6,427	7,646	6,846	6,160

Basic earnings per common share	1.37	1.26	1.43	1.24	1.04
Diluted earnings per common share	1.36	1.26	1.42	1.23	1.03

Cash dividends declared per common share	0.48	0.40	0.40	0.28	0.28

Basic common shares outstanding	5,201	5,095	5,336	5,512	5,937
Diluted common shares outstanding	5,211	5,115	5,383	5,568	6,001

Summary Balance Sheet
Current assets	$45,291	$50,595	$41,454	$35,804	$35,395
Total assets	65,061	70,815	55,254	51,443	53,298
Current liabilities	15,020	39,714	31,768	22,329	22,685
Long-term debt	16,204	1,551	2,949	4,517	5,746
Total liabilities	32,362	42,351	34,931	27,338	28,430
Stockholders’ equity	29,037	24,373	18,339	20,538	22,624
Book value per common share	5.58	4.78	3.44	3.73	3.81

(1)	Fiscal year 2005 results include net assets acquired and four months of the results of operations of Bill Teiber Co., Inc. effective March 1, 2005.

(2)	Amounts have been restated to incorporate the effects of FIN 46R. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Note 4 – Accounting Changes” in the notes to consolidated financial statements.

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
Revenue Recognition
     Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from the Company’s warehouse. The Company does not have an obligation or policy of replacing customer products damaged or lost in transit. In some instances, the Company ships product directly from its suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative. The Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”
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
     In addition to various incentive programs, from time to time, the Company is required to provide mark-down funds to certain of its mass retail customers to assist them in clearing slow-moving inventory. These mark-down funds are recorded as a reduction of revenue in the period in which they are granted.
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
Goodwill
     The Company assesses the carrying values of goodwill annually or when circumstances dictate that the carrying value might be impaired. Impairment testing for goodwill is analyzed at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using discounted cash flow analysis. In the event that an impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period.
Income Taxes
     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign investees. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized. Tax authorities may not always agree with the tax positions taken by the Company. The Company believes it has adequate reserves in the event that a taxing authority differs with positions taken; however, there can be no assurance that the Company’s results will not be affected adversely. See Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements for additional information.
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
     The Company has a 50% ownership interest in two limited liability companies, PHI and Design Trends. In connection with the adoption of FIN 46R, the Company concluded that PHI and Design Trends are VIE’s and that the Company is the primary beneficiary of each of PHI and Design Trends. Pursuant to the provisions of FIN 46R, the Company consolidates PHI and Design Trends.

Overview
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the fiscal year ended June 30, 2006 and the corresponding prior year period is summarized as follows (in thousands, except percentage data):
Fiscal year ended June 30, 2006 compared to fiscal year ended June 30, 2005.
Income Statement by Segment
(Dollars in Thousands)

	Fiscal Year Ended			Fiscal Year Ended
	June 30, 2006			June 30, 2005
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$62,902	$55,152	$118,054	$55,663	$63,143	$118,806
Cost of goods sold	(40,361)	(42,224)	(82,585)	(35,352)	(48,008)	(83,360)

Gross profit	22,541	12,928	35,469	20,311	15,135	35,446
Gross profit as a % of net sales	35.8%	23.4%	30.0%	36.5%	24.0%	29.8%

Selling, general and administrative	(13,449)	(6,446)	(19,895)	(13,372)	(7,131)	(20,503)
As a % of net sales	21.4%	11.7%	16.9%	24.0%	11.3%	17.3%

Depreciation and amortization	(575)	(19)	(594)	(537)	(44)	(581)

Total operating expenses	(14,024)	(6,465)	(20,489)	(13,909)	(7,175)	(21,084)

Income from operations	8,517	6,463	14,980	6,402	7,960	14,362

Interest expense, net	(1,104)	(80)	(1,184)	(973)	(108)	(1,081)
Other expenses	(35)	35	—	—	—	—

Income before income taxes and minority interests	7,378	6,418	13,796	5,429	7,852	13,281
Provision for income taxes	(2,501)	(765)	(3,266)	(1,895)	(1,184)	(3,079)

Income before minority interests	4,877	5,653	10,530	3,534	6,668	10,202
Minority interests	—	(3,430)	(3,430)	—	(3,775)	(3,775)

Net income	$4,877	$2,223	$7,100	$3,534	$2,893	$6,427

Net Sales. Net sales for the Company decreased $752,000 or 0.6% to $118,054,000 for the fiscal year ended June 30, 2006, compared to $118,806,000 for the fiscal year ended June 30, 2005. The decrease in net sales resulted from a decrease in net sales of the TSI segment, partially offset by stronger net sales of the Craftmade segment.
Net sales from the Craftmade segment increased $7,239,000 or 13.0% to $62,902,000 for the fiscal year ended June 30, 2006 from $55,663,000 for the fiscal year ended June 30, 2005. The increase resulted from $6,365,000 of incremental net sales from the product lines associated with the March 1, 2005 acquisition of Bill Teiber Co., Inc. (“Teiber”) as the Teiber customer base continues to expand. The current fiscal year includes 12 months of Teiber, compared to four months in the prior year. The remaining $874,000 increase in sales of the Craftmade segment resulted from an increase in sales partially due to newly-introduced products such as DuroCraft gauges, the builder-targeted ceiling fans, and Accolade lighting products.
Management anticipates that net sales from the Craftmade segment will continue to grow throughout the fiscal year ending June 30, 2007, assuming continued strength in the overall U.S. economy. Growth will be driven by the Teiber product lines and from more competitive pricing as Craftmade continues to strengthen its relationship with manufacturers in countries that have historically had more favorable pricing and foreign currency exchange rates than the Company has had in the past.

Net sales of the TSI segment declined $7,991,000 or 12.7% to $55,152,000 for the fiscal year ended June 30, 2006 from $63,143,000 for the fiscal year ended June 30, 2005. Increases in PHI’s net sales were offset by decreases in Trade Source and Design Trends’ net sales, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

				TSI
	Trade	Design		Segment
Fiscal Year Ended	Source	Trends	PHI	Total
June 30, 2006	$20,334	$21,780	$13,038	$55,152
June 30, 2005	21,838	30,022	11,283	63,143

Dollar increase/(decrease)	$(1,504)	$(8,242)	$1,755	$(7,991)

Percent increase/(decrease)	(6.9%)	(27.5%)	15.6%	(12.7%)
The decrease in Trade Source net sales was primarily the result of a sales decline from the Wal-Mart indoor/outdoor lighting and mix and match fan program. Historically, Trade Source has provided Wal-Mart with these products by direct import from Asia. Wal-Mart will now source a significant amount of these products directly itself with the balance still provided by Trade Source. The decrease in net sales also resulted from PHI’s fan accessory sales in the current fiscal year that were made by Trade Source in the prior fiscal year. Strong sales of promotional lighting items, window covering treatments, and non-core products offset the decrease in net sales.
The decline in Design Trends’ net sales was primarily due to the previously disclosed loss of four of Lowe’s 11 regional distribution centers in an attempt by Lowe’s to mitigate the risk associated with maintaining a sole supplier for a given product line, and a change in Lowe’s merchandising system. During the fiscal year ended June 30, 2006, Lowe’s decided to change its merchandising concept to one that will be based on Lowe’s private label, which resulted in the discontinuance of the Design Trends’ merchandising display. The Company was asked to repurchase a portion of the existing inventory under the old Design Trends’ packaging and replace it with Lowe’s private label packaging. Design Trends agreed to replace a portion of the inventory and as a result, Design Trends is initially offering approximately 60% of the items in the new set for the Lowe’s stores supplied by the seven of 11 regional distribution centers that it currently services.
Management believes that Design Trends remains competitive in its product offerings and provides its customers, in particular Lowe’s, the best opportunity to realize a satisfactory return on investment in the mix and match portable lamp product category. However, management cannot speculate as to whether Lowe’s, or any other customer, will make decisions regarding its’ products based on objective sales-related information, or based on other factors unknown to management at this time. Based on the amount of product currently shipped to Lowe’s, Design Trends continues to be Lowe’s largest portable lamp vendor and has been invited to participate in scheduled line reviews for its existing and new product lines.
The increase in net sales of PHI primarily resulted from increased sales of the fan accessory and lamp replacement parts business to Lowe’s. Other increases in net sales over the prior year are due to PHI’s sales of fan accessories to Wal-Mart that were made by Trade Source in the prior year.
Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines, and marketing concepts to existing customers and to expand the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales increased 0.2% to 30.0% for the fiscal year ended June 30, 2006, compared to 29.8% for the fiscal year ended June 30, 2005.
Gross profit as a percentage of net sales of the Craftmade segment decreased 0.7% to 35.8% for the fiscal year ended June 30, 2006, compared to 36.5% in the fiscal year ended June 30, 2005. The decline was primarily attributable to increased costs of goods sold as a result of the decline of the U.S. dollar in relation to the Taiwan dollar, an increase in sales of product lines that carry a slightly lower gross margin as a percentage of sales, and the costs associated with removing portable lamps as a product line and the related inventory. This is partially offset by benefits obtained in the current year from the temporary exemption of the 4.7% duty on imported ceiling fans as prescribed by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA contains a provision that allows ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31,

2006. In the fiscal year ended June 30, 2006, the Company determined it was eligible for the duty exemption and received an estimated $945,000 benefit. In addition, the Company recovered an additional $255,000 of duties that is related to the prior year.
The Company anticipates that gross profit as a percentage of net sales of the Craftmade segment will slightly improve in fiscal year 2007 as it continues to strengthen its relationship with manufacturers in countries that have more favorable pricing and foreign currency exchange rates than the Company has had in the past.
The gross profit as a percentage of net sales of the TSI segment decreased 0.6% to 23.4% of net sales for the fiscal year ended June 30, 2006, compared to 24.0% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI Segment

				TSI
	Trade	Design		Segment
Fiscal Year Ended	Source	Trends	PHI	Total
June 30, 2006	13.5%	26.6%	33.7%	23.4%
June 30, 2005	16.6%	25.2%	35.0%	24.0%

Percent increase/(decrease)	(3.1%)	1.4%	(1.3%)	(0.6%)

Gross profit as a percentage of net sales decreased at Trade Source from a change in product mix. Design Trends’ gross profit as a percentage of net sales decreased from a change in product mix, offset by lower amounts set aside for vendor programs to Lowe’s. Gross profit as a percentage of net sales decreased at PHI from a change in product mix.
For fiscal year 2007, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the fiscal year ended June 30, 2006, provided that the segment maintains in fiscal year 2007 a sales mix, customer concentration, and level of vendor program commitment similar to what it maintained in fiscal year 2006.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $608,000 to $19,895,000, or 16.9% of net sales, for the fiscal year ended June 30, 2006, compared to $20,503,000 or 17.3% of net sales for the prior fiscal year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
			(Decrease)
	Fiscal Year Ended		Over
	June 30,	June 30,	Prior Year
	2006	2005	Period
Salaries and wages	$6,821	$6,220	$601
Accounting, legal and consulting	2,065	3,709	(1,644)
Other	11,009	10,574	435

	$19,895	$20,503	$(608)

For the fiscal year ended June 30, 2006, the increase in salaries and wages over the fiscal year ended June 30, 2005, resulted from higher salaries due to adjustments of current employees to remain competitive with market conditions as well as the addition of seven Teiber employees hired on March 1, 2005 (the current fiscal year includes 12 months of Teiber expenses, compared to four months in the prior fiscal year). There were 131 employees at June 30, 2006, compared to 130 employees at June 30, 2005.
Lower accounting, legal and consulting fees in the fiscal year ended June 30, 2006 were primarily due to lower costs incurred to address internal controls issues and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as a result of implementing streamlined processes and efficiencies gained in year two and higher costs in the fiscal year ended June 30, 2005 to address internal control issues and the evaluation of FIN 46 with respect to the Company’s 50% owned subsidiaries.

Increases in other SG&A expenses of the Company primarily resulted from 12 months of Teiber expenses included in fiscal year 2006, compared to only four months in fiscal year 2005, offset by a decrease in other general expenses.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for fiscal year 2007 will be relatively consistent with results generated in fiscal year 2006.
Interest Expense. Net interest expense of the Company increased $103,000 to $1,184,000 for the fiscal year ended June 30, 2006 from $1,081,000 for the fiscal year ended June 30, 2005. This increase was primarily the result of higher interest rates in effect during the period on the Company’s outstanding revolving line of credit with Frost Bank, offset by the effects of a reduction in overall interest-bearing debt. The average outstanding balance on the Company’s facility note was lower during the 2006 fiscal year than during the 2005 fiscal year, while the interest rate on the facility note remained unchanged during the 2006 fiscal year compared to the 2005 fiscal year.
Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries decreased $345,000 to $3,430,000 for the fiscal year ended June 30, 2006, compared to $3,775,000 for the same period in the previous year. The decrease was due to the decline in profit of Design Trends, partially offset by an increase in profit of PHI, as discussed above.
Provision for Income Taxes. The provision for income tax was $3,266,000, or 31.5% of income before income taxes, for the fiscal year ended June 30, 2006, compared to $3,079,000, or 32.4% of income before taxes for the fiscal year ended June 30, 2005. The decrease in the provision for income taxes as a percentage of income before income taxes primarily resulted from lower state taxes and the tax benefit obtained from the repatriation of undistributed foreign earnings under the AJCA. The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 34%. The Company repatriated $9,225,000 in the fiscal year ended June 30, 2006. Beginning in fiscal year 2007, the Company will resume recording foreign earnings at the full statutory rate and assume that all foreign earnings will be repatriated.
Fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004.
Income Statement by Segment
(Dollars in thousands)

	Fiscal Year Ended			Fiscal Year Ended
	June 30, 2005			June 30, 2004
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$55,663	$63,143	$118,806	$53,526	$67,712	$121,238
Cost of goods sold	(35,352)	(48,008)	(83,360)	(32,501)	(52,827)	(85,328)

Gross profit	20,311	15,135	35,446	21,025	14,885	35,910
Gross profit as a % of net sales	36.5%	24.0%	29.8%	39.3%	22.0%	29.6%

Selling, general and administrative	(13,372)	(7,131)	(20,503)	(11,359)	(7,221)	(18,580)
As a % of net sales	24.0%	11.3%	17.3%	21.2%	10.7%	15.3%

Depreciation and amortization	(537)	(44)	(581)	(554)	(94)	(648)

Total operating expenses	(13,909)	(7,175)	(21,084)	(11,913)	(7,315)	(19,228)

Income from operations	6,402	7,960	14,362	9,112	7,570	16,682

Interest expense, net	(973)	(108)	(1,081)	(708)	(69)	(777)

Income before income taxes and minority interests	5,429	7,852	13,281	8,404	7,501	15,905
Provision for income taxes	(1,895)	(1,184)	(3,079)	(3,019)	(1,521)	(4,540)

Income before minority interests	3,534	6,668	10,202	5,385	5,980	11,365
Minority interests	—	(3,775)	(3,775)	—	(3,719)	(3,719)

Net income	$3,534	$2,893	$6,427	$5,385	$2,261	$7,646

Net Sales. Net sales for the Company declined $2,432,000 or 2.0% to $118,806,000 for the fiscal year ended June 30, 2005, compared to $121,238,000 for the fiscal year ended June 30, 2004. The decline resulted from lower than expected sales in the TSI segment, partially offset by an increase in sales in the Craftmade segment.
Net sales from the Craftmade segment increased $2,137,000, or 4.0%, to $55,663,000 for the fiscal year ended June 30, 2005 from $53,526,000 for the same prior year period. The increase resulted from $2,544,000 of incremental net sales from the acquisition of Teiber. The remaining $407,000 decrease in sales of the Craftmade segment resulted from a general decline across product lines.
Net sales of the TSI segment declined $4,569,000 or 6.7% to $63,143,000 for the fiscal year ended June 30, 2005 from $67,712,000 for the fiscal year ended June 30, 2004, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

				TSI
	Trade	Design		Segment
	Source	Trends	PHI	Total
Net sales fiscal 2005	$21,838	$30,022	$11,283	$63,143
Net sales fiscal 2004	22,015	36,422	9,275	67,712

Dollar increase/(decrease)	$(177)	$(6,400)	$2,008	$(4,569)

Percent increase/(decrease)	(0.8%)	(17.6%)	21.6%	(6.7%)
The net decrease in sales of Trade Source resulted in part from (i) the reset of an outdoor lighting program at Lowe’s that occurred in fiscal year 2004 that did not occur in fiscal year 2005, (ii) a decrease in sales of the mix and match fan program to Wal-Mart and (iii) changes in buying patterns of promotional sales items to Lowe’s related to the retailer’s sales forecasts and targeted levels of replenishment inventory.
The $6,400,000 or 17.6% decline in Design Trends’ net sales was primarily due to changes in the buying pattern of Lowe’s. Management believes the changes are related to the retailer’s sales forecasts, targeted levels of replenishment inventory, targeted inventory turns and other factors that are beyond the Company’s control. Lowe’s maintains a Better Alternative to Negotiated Agreement (“BATNA”) policy, which mitigates the risk associated with maintaining a sole supplier for a given product line. Pursuant to BATNA, the Design Trends’ mix and match lamp program exited 118 of Lowe’s stores that were located in the Midwestern region of the United States in the first quarter of fiscal year 2005, and a competitor’s mix and match lamp program has replaced the Design Trends’ mix and match lamp program in such stores.
On April 19, 2005, Design Trends was notified by Lowe’s that Design Trends would no longer supply its mix and match portable lamp program to an additional three regional distribution centers. As a result, Design Trends’ mix and match portable lamp program is not available in such stores.
The change in PHI’s net sales between periods was impacted by a charge that totaled $2,100,000. The charge decreased net sales in fiscal year 2004 and was incurred in connection with the rollout of a new lamp replacement parts business to Lowe’s. PHI net sales declined as a result of a benefit in the prior fiscal year from the rollout of the new lamp replacement parts business that did not occur in the current period. This rollout occurred in the second quarter of fiscal year 2004 with pipeline fill continuing into the third quarter of fiscal year 2004.
Gross Profit. Gross profit of the Company as a percentage of net sales increased to 29.8% for fiscal year 2005, compared to 29.6% in fiscal year 2004. Gross profit as a percentage of net sales of the Craftmade segment decreased to 36.5% for fiscal year 2005, compared to 39.3% in fiscal year 2004. The decline in the gross margin of the Craftmade segment was primarily the result of increased product costs due to a weaker U.S. dollar compared to the Taiwan dollar. The decline in the gross margin was partially due to an increase in outbound freight as a percentage of net sales. In addition, gross profit margins were impacted by decreasing margins in the portion of sales driven by Craftmade’s builders’ model ceiling fans, whose sales are more sensitive to price increases which would offset the increased product costs.

The gross profit of the TSI segment increased to 24.0% of sales for fiscal year 2005, compared to 22.0% of sales in the prior year, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of the TSI Segment

				TSI
	Trade	Design		Segment
	Source	Trends	PHI	Total
Gross margin for fiscal 2004	15.8%	26.1%	20.3%	22.0%
Charge in connection with the rollout of the lamp replacement parts business in fiscal 2004	—	—	14.7%	2.3%
Net change in gross margin	0.8%	(0.9)%	0.0%	(0.3)%

Gross margin for fiscal 2005	16.6%	25.2%	35.0%	24.0%

The increase was primarily driven by the $2,100,000 charge that reduced gross sales in fiscal year 2004 that was incurred in connection with the rollout of a new product to a customer of PHI as discussed above. The resulting increase in PHI’s gross margin resulted from a change in product mix to higher margin products.
The increase in gross margin at the Trade Source division resulted from a change in product mix. Design Trends gross margin benefited from a $1,384,000 reduction in depreciation expense. The depreciation expense was recorded as a reduction of revenue and was related to display equipment in one customer’s retail stores. The reduction resulted from the equipment being fully depreciated. This benefit was offset by higher accruals for markdown money and price concessions provided to mass retail customers.
Selling, General and Administrative Expenses. SG&A expenses of the Company increased $1,923,000 to $20,503,000 or 17.3% of net sales for fiscal year 2005 from $18,580,000 or 15.3% of net sales for fiscal year 2004:
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
			(Decrease)
	Fiscal Year Ended		From
	June 30,	June 30,	Prior Year
	2005	2004	Period
Salaries and wages	$6,220	$6,077	$143
Accounting, legal and consulting	3,709	1,899	1,810
Other	10,574	10,604	(30)

	$20,503	$18,580	$1,923

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
The increase in salaries and benefits was impacted by the severance agreement with the Company’s former Chief Financial Officer that totaled $174,000 in the second quarter of fiscal year 2005, the addition of a Chief Accounting Officer in the second quarter of fiscal year 2005, higher salaries and wages from the addition of seven Teiber employees in March 2005 and the addition of a Vice President of Information Technology in the fourth quarter of fiscal year 2005.
Interest Expense. Net interest expense of the Company increased $304,000 to $1,081,000 for fiscal year 2005 from $777,000 for fiscal year 2004. This increase was primarily the result of higher outstanding balances from the Company’s revolving lines of credit, combined with higher interest rates in effect during the period. The balance on the Company’s revolving lines of credit increased primarily as a result of Craftmade’s borrowings to finance its acquisition of Teiber. In addition, borrowings on the Company’s revolving lines of credit increased as a result of an increase in the Company’s accounts receivable due to a change in its accounts receivable payment terms with

Lowe’s to 60 days from a previous range of 30 to 45 days. The outstanding balance on the Company’s facility note was lower than in the prior year period, and the interest rate on the facility note remained unchanged compared to the prior year period.
Minority Interests. Minority interests generated by the Company’s 50% owned subsidiaries increased $56,000 to $3,775,000 for fiscal year 2005 compared to $3,719,000 for the same period in the previous year. The increase was primarily related to the increase in sales and gross profit of PHI, offset by a decline in sales and gross profit of Design Trends, as discussed above.
Provision for Income Taxes. The provision for income tax was $3,079,000 or 32.3% of income before income taxes for fiscal year 2005, compared to $4,540,000 or 37.3% of income before taxes for fiscal year 2004. The decrease in percentage resulted from the tax benefit obtained from receiving an 85% dividends received deduction for the repatriation of undistributed 2005 foreign earnings under the American Jobs Creation Act of 2004. The benefit received totaled $287,000 net of the federal taxes due on anticipated repatriation of foreign earnings.
Liquidity and Capital Resources
Fiscal year ended June 30, 2006
     The Company’s cash decreased $6,981,000 from $9,145,000 at June 30, 2005 to $2,164,000 at June 30, 2006. Cash decreased as a result of the Company sweeping excess cash balances against its line of credit on a daily basis beginning in the second quarter of fiscal 2006. Net cash provided by the Company’s operating activities increased $483,000 to $7,834,000 for the fiscal year ended June 30, 2006, compared to $7,351,000 for the fiscal year ended June 30, 2005. Increases in cash provided in various operating activities were partially offset by increased inventory balances at year end to support the increase in Teiber sales, window cornices, and increased levels of inventory in advance of sourcing products from different suppliers in Asia.
     The $233,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of upgrading the Company’s computer equipment.
     Cash used in financing activities of $14,582,000 was primarily the result (i) net payments on the Company’s revolving lines of credit of $6,393,000, (ii) principal payments on the Company’s notes payable of $1,513,000, (iii) distributions to minority interest members totaling $3,859,000, (iv) cash dividends of $2,404,000, and (v) a decrease in book overdrafts of $450,000. Net payments on the Company’s primary revolving line of credit during fiscal year 2006 were higher during fiscal year 2005 as a result of the Company sweeping excess cash balances against its line of credit on a daily basis and the use of cash during fiscal year 2005 in part to fund the acquisition of Teiber.
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

Contractual Obligations
     The table below, as well as the information contained in Note 5 – Revolving Lines of Credit and Notes Payable and Note 10 – Commitments and Contingencies in the notes to the Company’s consolidated financial statements, summarizes the Company’s various repayment requirements at June 30, 2006. The Company expects to meet these obligations with cash flows from existing operations or be able to renew and extend its line of credit.
Summary of Contractual Obligations
At June 30, 2006
(Dollars in thousands)

		Payments Due By Period
Contractual		Less than	1 to 3	3 to 5	More than
Obligations	Total	1 year	Years	Years	5 years
Lines of credit	$18,154	$2,173	$15,981	$—	$—
Note payable	1,358	1,135	223	—	—
Assumed interest (1)	1,785	1,235	550	—	—
Operating lease obligations	422	348	74	—	—

Total	$21,719	$4,891	$16,828	$—	$—

(1)	Assumed interest calculated at the interest rate in effect at June 30, 2006 for each line of credit or note payable.
Lines of Credit and Notes Payable
     The Company’s current revolving lines of credit and notes payable are summarized in the following table:
Summary of Revolving Lines of Credit
and Notes Payable at June 30, 2006
(Dollars in thousands)

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving lines of credit
The Frost National Bank	$20,000	$15,981	LIBOR plus 1.50%	October 31, 2007
The Frost National Bank	3,000	—	LIBOR plus 1.50%	January 15, 2007
Wachovia Bank, N.A.	3,000	2,173	LIBOR plus 2.00%	December 15, 2006

	$26,000	18,154

Notes payable — facility	N/A	1,358	8.302%	January 1, 2008

		$19,512

     At June 30, 2006, the Company had a $20,000,000 line of credit with The Frost National Bank (“Frost”) at the one-month LIBOR interest rate (5.34625% at June 30, 2006) plus 1.50% to 2.75%, depending on the Company’s debt to worth ratio. There was $15,981,000 outstanding under the Company’s $20,000,000 line of credit with Frost Bank at June 30, 2006. The line of credit is scheduled to mature on October 31, 2007. Financial covenants of the agreement include a requirement that the Company maintain a fixed charge coverage ratio greater than 1.25 to 1. Other covenants and restrictions that apply to this agreement require the Company’s debt to tangible net worth ratio to be less than 3.0 to 1.0 after December 31, 2005. Additionally, the Company has agreed not to purchase its stock if its debt to tangible net worth exceeds 3.0 to 1.0. The Company’s debt to tangible net worth ratio, as defined in the loan agreement, equaled 1.6 to 1.0 at June 30, 2006, resulting in the effective interest rate for the next quarter to be reduced to LIBOR plus 1.50%, provided that the Company remains in compliance with the previously disclosed covenants.

     Under this line of credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $166,000 and net income would decrease by $105,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense of approximately $799,000 and decrease net income by $527,000. The Company does not have any agreements to hedge against the potential rise in interest rates under this line of credit.
     On February 25, 2005, the line of credit was amended to provide, among other things, a $3,000,000 increase in the commitment. This increase in commitment was renewed and extended until January 15, 2007.
     One of the Company’s 50%-owned subsidiaries, PHI, has a $3,000,000 promissory note (the “$3 Million Line of Credit”) with Wachovia Bank, N.A. (“Wachovia”), at an interest rate equal to the monthly LIBOR index (5.10906% at June 30, 2006) plus 2%. There was an outstanding balance on the $3 Million Line of Credit of $2,173,000 at June 30, 2006. The $3 Million Line of Credit is scheduled to mature on December 15, 2006. The PHI members, which include TSI, agreed to be guarantors of the $3 Million Line of Credit in order to induce the lender to provide this loan to PHI.
     Based on the amounts outstanding at June 30, 2006 under the $3 Million Line of Credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $22,000 and net income would decrease by $7,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense of approximately $136,000 and decrease net income by $45,000. The Company does not have any agreements to hedge against the potential rise in interest rates under the $3 Million Line of Credit.
     At June 30, 2006, $1,358,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.
     Management does not anticipate that the covenants and restrictions of its lines of credit and loan agreements will limit the Company’s growth potential.
Operating Lease Obligations
     Operating lease obligations include rents for the Company’s properties (see “Item 2. Properties.”) and its telephone system.
Inflation
     The Company believes that inflation has not had a material impact upon the Company’s results of operations for each of the three fiscal years ended June 30, 2006. However, there can be no assurance that future inflation will not have an adverse impact upon the Company’s operating results and financial condition.
Fiscal year ended June 30, 2005
     The Company’s cash increased $3,307,000 from $5,838,000 at June 30, 2004 to $9,145,000 at June 30, 2005. The Company’s operating activities provided cash of $7,351,000, which was primarily attributable to income before depreciation, provision for bad debts, stock compensation expense, deferred income taxes and changes in minority interest.
     The $4,121,000 increase in cash used in investing activities primarily related to cash used to fund the acquisition of Teiber. There were also additions to property and equipment, which consisted primarily of purchases of computer equipment and office furniture, and additions to other intangibles that consisted of the purchase of patents.
     Cash used in financing activities of $77,000 was primarily the result of (i) repurchases of the Company’s outstanding common stock of $2,925,000, (ii) distributions to minority interest members of $1,668,000, (iii) cash dividends of $2,036,000 and (iv) principal payments on the Company’s notes payable of $2,740,000. These amounts were partially offset by (i) net advances on the Company’s revolving lines of credit of $8,423,000, (ii) proceeds from the exercise of employee stock options of $503,000, and (iii) an increase in book overdrafts of $520,000.

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
Fiscal year ended June 30, 2004
     The Company’s cash increased $846,000 from $4,992,000 at June 30, 2003 to $5,838,000 at June 30, 2004. The Company’s operating activities provided cash of $11,977,000, which was primarily attributable to income before depreciation, provision for bad debts, stock compensation expense, deferred income taxes and changes in minority interest. See the Company’s Consolidated Statement of Cash Flow included in the consolidated financial statements below.
     The $195,000 of cash used in investing activities related to additions to property and equipment, which consisted primarily of warehouse racking, as well as purchases of office equipment in connection with the relocation of employees from the California office to the Company’s headquarters in Coppell, Texas.
     Cash used in financing activities of $10,936,000 was primarily the result of (i) repurchases of the Company’s outstanding common stock of $8,269,000, (ii) distributions to minority interest members of $5,302,000, (iii) cash dividends of $2,123,000 and (iv) principal payments on the Company’s notes payable of $1,982,000. These amounts were partially offset by (i) net advances on the Company’s revolving lines of credit of $4,125,000 and (ii) proceeds from a note payable of $2,100,000.
Effects of Recent Accounting Pronouncements
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
     The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. Compensation cost for awards granted prior to, but not vested as of, the date the Company adopted SFAS 123R were based on the grant date fair value and attributes originally used to value those awards. See “Stock-Based Compensation” under Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements for the pro forma impact of applying the fair-value method of accounting for all stock-based compensation awards in accordance with the provisions of SFAS 123R.
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“Interpretation 48”). Interpretation 48 clarifies SFAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Company adopted Interpretation 48 effective for its fiscal year beginning on July 1, 2007. The Company has not yet determined the impact, if any, that the adoption of Interpretation 48 will have on its financial position, results of operations, and cash flows.
Related Party Transactions
     None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
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
     The Company also purchases a substantial amount of other products of its Craftmade and TSI segments from numerous manufacturing companies located in China. On July 21, 2005, China’s central bank adjusted the exchange rate of the Chinese yuan to the U.S. dollar and fluctuations in the Chinese yuan against the U.S. dollar are expected to continue. All transactions with Chinese manufacturers are denominated in U.S. dollars, but fluctuations in the exchange rate between the U.S. dollar and Chinese yuan could affect the pricing of items manufactured in China.
     The following table summarizes the exchange rate of the United States dollar (“USD”) to the Taiwan dollar (“TWD”) and Chinese yuan (“YUAN”):

	USD:TWD	USD:YUAN
December 31, 2004	31.980	8.287
March 31, 2005	31.875	8.287
June 30, 2005	31.665	8.287
September 30, 2005	33.270	8.110
December 31, 2005	32.951	8.073
March 31, 2006	32.568	8.035
June 30, 2006	32.619	8.006
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
     The following table summarizes the Company’s purchases from non-U.S. sources during the fiscal year ended June 30, 2006:
Summary of Foreign Purchases
Fiscal Year Ended June 30, 2006
(Dollars in thousands)

China	$50,498,000
Taiwan	16,271,000

     The following table estimates that an appreciation of the Taiwan dollar and the Chinese yuan to the U.S. dollar would result in the following changes to cost of goods sold and net income based on the Company’s purchases from Fanthing and Chinese manufacturing companies for the fiscal year ended June 30, 2006:
Hypothetical Appreciation of Foreign Currencies
(Dollars in thousands)

	Annual	Annual
Foreign	Increase in	Decrease in
Currency	Cost of	Net
Appreciation	Sales	Income
1%	$2,020	$1,149
5%	13,354	7,975
10%	25,080	14,835
Interest Rate Exposure
     The Company does not use derivative financial instruments to hedge interest rate exposure. The Company sweeps any excess cash balances against its line of credit on a daily basis to minimize balances outstanding and corresponding interest expense. The Company believes that its interest rate exposure in modest. For a discussion of the effects of hypothetical changes in interest rates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data are included under Item 15(a)(1) and 15(a)(2) of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2006. The Company’s assessment of the effectiveness of its internal control over financial reporting as of June 30, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Craftmade International, Inc. Coppell, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Craftmade International, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of the Company based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Craftmade International, Inc. and Subsidiaries as of June 30, 2006 and June 30, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended June 30, 2006 and June 30, 2005. We have also audited the schedule listed in Item 15(a)(2) for this Form 10-K for the years ended June 30, 2006 and June 30, 2005. Our report dated August 25, 2006 expressed an unqualified opinion on those consolidated financial statements and schedule.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
August 25, 2006

(d)	Changes in Internal Controls Over Financial Reporting

None.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average of exercise price of such outstanding options, and (iii) the number of securities remaining available for future issuance under equity compensation plans that have been approved by security holders of the Company.
Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining
	Securities	Weighted-	Available
	to be Issued	Average	for Future
	Upon	Exercise	Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options (#)	Options ($)	Plans (#)
1999 Stock Option Plan	4,500	$6.75	100,000
2000 Non-Employee Director Plan	15,000	18.48	46,500

Total	19,500	$15.77	146,500

     The remaining information required by this Item is incorporated by reference to the Proxy Statement.
Item 13. Certain Relationships and Related Transactions.
     The information required by this Item is incorporated herein by reference to the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements – The consolidated financial statements listed in the “Index to Consolidated Financial Statements” described at F-1 are incorporated by reference herein.

2.	Financial Statement Schedule – The financial statement schedule “Schedule II – Valuation and Qualifying Accounts” on page F-31 is incorporated by reference herein. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits – Certain of the exhibits to this Annual Report are hereby incorporated by references, as summarized in (b) below.
(b)	Exhibits
2.1	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.2	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.4	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.5	Modification, Renewal and Extension Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank, filed as Exhibit 10.1 to the Company’s Form 10-Q/A dated November 9, 2005 (File No. 000-26667), and incorporated by reference herein.

10.6	Amended and Restated Loan Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank, filed as Exhibit 10.2 to the Company’s Form 10-Q/A dated November 9, 2005 (File No. 000-26667), and incorporated by reference herein.

10.7	Arbitration and Notice of Final Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank, filed as Exhibit 10.3 to the Company’s Form 10-Q/A dated November 9, 2005 (File No. 000-26667), and incorporated by reference herein.

21.0*	List of the subsidiaries of Craftmade International, Inc., a Delaware corporation, as of June 30, 2006.

23.1*	Consent of BDO Seidman, LLP.

23.2*	Consent of PricewaterhouseCoopers, LLP.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.
(c)	All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2006.

CRAFTMADE INTERNATIONAL, INC.
By:	/s/ James R. Ridings
James R. Ridings
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ James R. Ridings	Chairman of the Board, Chief	September 12, 2006
James R. Ridings	Executive Officer and Director
(Principal Executive Officer)

/s/ J. Marcus Scrudder	Chief Financial Officer	September 12, 2006
J. Marcus Scrudder	(Principal Financial Officer)

/s/ Clifford Crimmings	Vice President of Marketing	September 12, 2006
Clifford Crimmings	and Director

/s/ John S. DeBlois	Executive Vice President of	September 12, 2006
John S. DeBlois	Trade Source International, Inc.
and Director

/s/ Michael L. Patton	Chief Accounting Officer	September 12, 2006
Michael L. Patton	(Principal Accounting Officer)

/s/ William E. Bucek	Director	September 12, 2006
William E. Bucek

/s/ L. Dale Griggs	Director	September 12, 2006
L. Dale Griggs

/s/ A. Paul Knuckley	Director	September 12, 2006
A. Paul Knuckley

/s/ R. Don Morris	Director	September 12, 2006
R. Don Morris

/s/ Lary Snodgrass	Director	September 12, 2006
Lary Snodgrass

/s/ Richard T. Walsh	Director	September 12, 2006
Richard T. Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Craftmade International, Inc.
Coppell, Texas
     We have audited the accompanying consolidated balance sheets of Craftmade International, Inc. and Subsidiaries (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audits also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth for the years ended June 30, 2006 and 2005.
     As more fully described in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 and June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 25, 2006, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
August 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Craftmade International, Inc.
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(l) present fairly, in all material respects, the results of operations and cash flows of Craftmade International, Inc. and its subsidiaries (the “Company”) for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein as of and for the year ended June 30, 2004 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements and financial statement schedule in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Fort Worth, Texas
September 13, 2004

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
	(In thousands, except per share data)
Net sales	$118,054	$118,806	$121,238
Cost of goods sold	(82,585)	(83,360)	(85,328)

Gross profit	35,469	35,446	35,910

Selling, general and administrative expenses	(19,895)	(20,503)	(18,580)
Depreciation and amortization	(594)	(581)	(648)

Total operating expenses	(20,489)	(21,084)	(19,228)

Income from operations	14,980	14,362	16,682

Interest expense, net	(1,184)	(1,081)	(777)

Income before income taxes and minority interests	13,796	13,281	15,905
Provision for income taxes	(3,266)	(3,079)	(4,540)

Income before minority interests	10,530	10,202	11,365
Minority interests	(3,430)	(3,775)	(3,719)

Net income	$7,100	$6,427	$7,646

Earnings per share data:

Basic weighted average common shares outstanding	5,201	5,095	5,336

Diluted weighted average common shares outstanding	5,211	5,115	5,383

Basic earnings per common share	$1.37	$1.26	$1.43

Diluted earnings per common share	$1.36	$1.26	$1.42

Cash dividends declared per common share	$0.48	$0.40	$0.40

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2006	2005
	(In thousands)
ASSETS

Current assets
Cash	$2,164	$9,145
Accounts receivable — net of allowance of $293 and $300, respectively	19,802	21,810
Inventories — net of allowance of $934 and $717, respectively	21,085	18,042
Deferred income taxes	1,252	1,224
Prepaid expenses and other current assets	988	374

Total current assets	45,291	50,595

Property and equipment
Land	1,535	1,535
Building	7,796	7,796
Office furniture and equipment	3,320	9,148
Leasehold improvements	187	279

	12,838	18,758
Less: accumulated depreciation	(4,740)	(10,266)

Total property and equipment, net	8,098	8,492

Other assets
Goodwill	11,480	11,480
Other intangibles, net of accumulated amortization of $41 and $10, respectively	169	190
Other assets	23	58

Total other assets	11,672	11,728

Total assets	$65,061	$70,815

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2006	2005
	(In thousands,
	except share data)
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current liabilities
Book overdrafts	$70	$520
Notes payable — current	1,135	1,319
Revolving lines of credit	2,173	24,548
Accounts payable	7,544	7,893
Commissions payable	274	248
Income taxes payable/(receivable)	114	(33)
Accrued customer allowances	2,637	4,164
Other accrued expenses	1,073	1,055

Total current liabilities	15,020	39,714

Other non-current liabilities
Notes payable — long term	223	1,551
Revolving line of credit	15,981	—
Other long-term expenses	793	860
Deferred income taxes	345	226

Total other non-current liabilities	17,342	2,637

Total liabilities	32,362	42,351

Minority interests	3,662	4,091

Commitments and contingencies (Note 10)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; nil and 32,000 shares issued, respectively	—	32
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,703,420 and 9,699,920 shares issued, respectively	97	97
Additional paid-in capital	17,757	18,653
Retained earnings	49,309	45,598
Less: treasury stock, 4,499,920 common shares at cost; and nil and 32,000 preferred shares at cost, respectively	(38,126)	(40,007)

Total stockholders’ equity	29,037	24,373

Total liabilities, minority interests and stockholders’ equity	$65,061	$70,815

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:

Net income	$7,100	$6,427	$7,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594	651	2,102
Provision for bad debts and inventories	564	704	1,139
Loss on sale of property and equipment	63	—	—
Stock compensation expense	23	11	33
Deferred income taxes	91	(1,203)	147
Minority interest	3,430	3,775	3,719
Change in assets and liabilities providing (using) cash:
Accounts receivable	1,928	(1,975)	(2,728)
Inventories	(3,527)	(1,246)	(3,116)
Prepaid expenses and other current assets	(588)	861	(590)
Accounts and commissions payable	(493)	(1,172)	1,851
Income taxes payable	147	(1,146)	505
Accrued expenses and customer allowances	(1,669)	778	1,422
Minority interest payable	171	886	(153)

Net cash provided by operating activities	7,834	7,351	11,977

Cash flows from investing activities:
Additions to property and equipment	(233)	(111)	(195)
Acquisition of Bill Teiber Co., Inc.	—	(4,000)	—
Additions to other intangibles	—	(10)	—

Net cash used in investing activities	(233)	(4,121)	(195)

Cash flows from financing activities:
Net proceeds/(payments on) from lines of credit	(6,394)	8,423	4,125
Principal payments on notes payable	(1,512)	(2,740)	(1,982)
Distributions to minority interest members	(3,859)	(1,668)	(5,302)
Cash dividends	(2,404)	(2,036)	(2,123)
Treasury stock purchases	—	(2,925)	(8,269)
Proceeds from exercise of employee stock options	37	503	514
Increase/(decrease) in book overdrafts	(450)	520	—
Proceeds from notes payable	—	—	2,100

Net cash provided by/(used in) financing activities	(14,582)	77	(10,936)

Net increase/(decrease) in cash	(6,981)	3,307	846
Cash at beginning of year	9,145	5,838	4,992

Cash at end of year	$2,164	$9,145	$5,838

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,202	$929	$777
Income taxes	3,033	4,299	3,752

Supplemental disclosures of non-cash investing and financing activities:
Dividends declared but not paid	$624	$531	$524

Common stock and additional paid-in-capital issued in conjunction with acquisition	$—	$4,056	$—

Retirement of preferred stock
Decrease in Series A Preferred Stock	$(32)	$—	$—
Decrease in additional paid-in capital	(956)	—	—
Charge to retained earnings	(893)	—	—
Decrease in preferred treasury stock	1,881	—	—
See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED JUNE 30, 2006
(In thousands)

			Series A	Additional	Unearned
	Common Stock		Preferred	Paid-In	Deferred	Retained	Treasury Stock
	Shares	Amount	Stock	Capital	Compensation	Earnings	Shares	Amount	Total
Balance as of June 30, 2003	9,426	$94	$32	$13,584	$(43)	$35,684	4,036	$(28,813)	$20,538

Comprehensive income:
Net income for the fiscal year ended June 30, 2004						7,646			7,646

Total comprehensive income						7,646			7,646

Deferred compensation earned	—	—	—	—	32	—	—	—	32
Treasury stock purchases	—	—	—	—	—	—	332	(8,269)	(8,269)
Exercise of stock options	40	1	—	514	—	—	—	—	515
Cash dividends declared	—	—	—	—	—	(2,123)	—	—	(2,123)

Balance as of June 30, 2004	9,466	$95	$32	$14,098	$(11)	$41,207	4,368	$(37,082)	$18,339

Comprehensive income:
Net income for the fiscal year ended June 30, 2005						6,427			6,427

Total comprehensive income						6,427			6,427

Deferred compensation earned	—	—	—	—	11	—	—	—	11
Treasury stock purchases	—	—	—	—	—	—	163	(2,925)	(2,925)
Exercise of stock options	44	—	—	501	—	—	—	—	501
Cash dividends declared	—	—	—	—	—	(2,036)	—	—	(2,036)
Acquisition of Bill Teiber Co., Inc.	190	2	—	4,054	—	—	—	—	4,056

Balance as of June 30, 2005	9,700	$97	$32	$18,653	$—	$45,598	4,531	$(40,007)	$24,373

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – CONTINUED
FOR THE THREE YEARS ENDED JUNE 30, 2006
(In thousands)

			Series A	Additional
	Common Stock		Preferred	Paid-In	Retained	Treasury Stock
	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Total
Balance as of June 30, 2005	9,700	$97	$32	$18,653	$45,598	4,531	$(40,007)	$24,373

Comprehensive income:
Net income for the fiscal year ended June 30, 2006					7,100			7,100

Total comprehensive income					7,100			7,100

Exercise of stock options, net of tax benefit	3	—	—	37	—	—	—	37
Stock-based compensation charge	—	—	—	23	—	—	—	23
Cash dividends declared	—	—	—	—	(2,496)	—	—	(2,496)
Retirement of preferred stock	—	—	(32)	(956)	(893)	(32)	1,881	—

Balance as of June 30, 2006	9,703	$97	$—	$17,757	$49,309	4,499	$(38,126)	$29,037

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Nature of the Company
Craftmade International, Inc., a Delaware corporation, is organized into two operating segments: Craftmade International, Inc. (“Craftmade”) and Trade Source International, Inc. (“TSI”). Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, bathstrip lighting, light bulbs, door chimes, pushbuttons, ventilation systems and other lighting accessories and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. TSI, a wholly-owned subsidiary acquired July 1, 1998, and its two 50% owned limited liability companies, Design Trends, LLC (“Design Trends”) and Prime/Home Impressions, LLC (“PHI”), are principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. Craftmade, TSI, their wholly-owned subsidiaries and 50% owned limited liability companies are collectively referred to as the “Company”.
Note 2 – Summary of Significant Accounting Policies
Basis of presentation – The Company’s consolidated financial statements include the accounts of all wholly-owned subsidiaries and the accounts of two variable interest entities, PHI and Design Trends, in which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company’s foreign subsidiaries is the United States dollar. Certain prior year balances have been reclassified to confirm to current fiscal 2006 presentation.
Accounts receivable – Accounts receivable balances represent customer trade receivables generated from the Company’s operations. To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require collateral. The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful account is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Receivables are pledged under the Company’s borrowing arrangements.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade’s customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2006, Craftmade had no significant concentration of credit risk. As part of its ongoing control procedures, TSI monitors the creditworthiness of its customers thereby mitigating the effect of its concentration of credit risk. All of TSI’s sales are to mass merchandisers with two customers comprising the most significant portion as follows:

	Lowe’s Companies		Wal-Mart
	Percent of	Percent of	Percent of	Percent of
	TSI’s	Consolidated	TSI’s	Consolidated
Fiscal Year Ended	Net Sales	Net Sales	Net Sales	Net Sales
June 30, 2006	87%	41%	12%	6%
June 30, 2005	83%	44%	20%	11%
June 30, 2004	75%	42%	15%	8%
Inventories – The Company’s inventories are primarily comprised of finished goods and are recorded at the lower of cost or market using the average cost method. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.
Property and equipment – Property and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, as follows:

Building	40 years
Office furniture and equipment	3 to 7 years
Leasehold improvements are amortized over the life of the lease or their useful life, whichever is shorter.
Depreciation and amortization expense is summarized in the following table:
Depreciation and Amortization
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Depreciation of property and equipment	$564	$570	$648
Amortization of intangibles	30	11	—

	$594	$581	$648

Depreciation expense of $0, $70,000 and $1,454,000 for the three fiscal years ended June 30, 2006, respectively, was recorded as a reduction of revenue related to display equipment at Lowe’s.
Maintenance and repairs are charged to expense as incurred; renewals and betterments are charged to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of long-lived assets – The Company reviews potential impairments of long-lived assets and certain identifiable intangibles on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and before interest, from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value. There was no impairment of long-lived assets at June 30, 2006.
Goodwill – The following table summarizes the Company’s goodwill at June 30, 2006:
Summary of Goodwill at June 30, 2006
(Dollars in thousands)

Acquisition	Craftmade	TSI	Total
Teiber	$6,745	$—	$6,745
TSI	—	4,735	4,735

	$6,745	$4,735	$11,480

The Company assesses the carrying values of goodwill annually or when circumstances dictate that the carrying value might be impaired. Impairment testing for goodwill is analyzed at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using discounted cash flow analysis. In the event that impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period. There was no impairment of goodwill at June 30, 2006.
Returns – The Company offers certain customers credits for authorized returned merchandise and estimates an allowance for sales returns at the end of each period:
Sales Returns Allowance
(Dollars in thousands)

	June 30,	June 30,	June 30,
	2006	2005	2004
Beginning of year balance	$85	$85	$92
Provision for estimated returns	939	760	800
Return credits issued	(937)	(760)	(807)

End of year balance	$87	$85	$85

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product warranties – Craftmade ceiling fans are warranted against defects in workmanship and materials depending on standard offerings of various lengths and terms. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.
Product Warranty Reserves
(Dollars in thousands)

	June 30,	June 30,	June 30,
	2006	2005	2004
Beginning of year balance	$171	$145	$139
Provision for estimated expenses	1,037	1,009	872
Warranty claims paid	(1,039)	(983)	(866)

End of year balance	$169	$171	$145

Income taxes – The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign investees. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized. The Company has established, and periodically reviews and reevaluates an estimated contingent tax liability on its consolidated balance sheet to provide for the possibility of unfavorable outcomes in tax matters. The Company believes its reserves are adequate in the event the positions are not ultimately upheld.
TSI’s 50% owned LLCs operate in the form of partnerships for tax purposes and, consequently, do not file federal income tax returns. Accordingly, the Company recognizes its share of their income and the related tax effects on its provision for income taxes.
Revenue recognition – Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from the Company’s warehouse. The Company does not have an obligation or policy of replacing customer products damaged or lost in transit. In some instances, the Company ships product directly from its suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative. The Company applies the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of the terms of each major customer contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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
In addition to various incentive programs, from time to time, the Company is required to provide mark-down funds to certain of its mass retail customers to assist them in clearing slow-moving inventory. These mark-down funds are recorded as a reduction of revenue in the period in which they are granted.
Advertising costs – The Company’s advertising expenditures consist primarily of print advertising programs, and are expensed as used. Prepaid advertising costs consist of current catalogs on hand and are expensed in relation to use.
Advertising
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Advertising expense	$1,514	$1,442	$1,154
Prepaid advertising costs	125	176	339
Research and development – Research, development and engineering expenditures for the creation and application of new products and processes are expensed as incurred, as summarized in the following table:
Research and Development
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Research and development	$217	$202	$293
Stock-based compensation – Effective July 1, 2005, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which revises SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. Compensation cost for awards granted prior to, but not vested as of, the date the Company adopted SFAS 123(R) were based on the grant date fair value and attributes originally used to value those awards.
In addition to requiring fair value expense recognition, SFAS 123(R) modifies the cash flow statement presentation of actual tax benefits in excess of the amount provided on the fair value expense. Such benefits are now to be presented as a component of financing activities rather than the previous presentation as a component of operating activities.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal year ended June 30, 2006, compensation expense totaled $23,000 from vested options. Total future compensation cost related to non-vested options not yet recognized in the Consolidated Statement of Income totaled $4,000 as of June 30, 2006.
The following table shows pro forma net income for the fiscal years ended June 30, 2005 and 2004 had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123(R). The pro forma results for prior years are compared to actual results for the current year, where stock option expense is included in reported net income. The pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.
Pro Forma Net Income
(In thousands, except per shara data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Net income, as reported	$7,100	$6,427	$7,646
Compensation expense, pro forma, net of related taxes	—	(63)	(138)

Net income, proforma	$7,100	$6,364	$7,508

Basic weighted average shares of common stock	5,201	5,095	5,336
Diluted weighted average shares of common stock	5,211	5,115	5,383

Basic earnings per share, as reported	$1.37	$1.26	$1.43
Basic earnings per share, pro forma	1.37	1.25	1.41

Diluted earnings per share, as reported	$1.36	$1.26	$1.42
Diluted earnings per share, pro forma	1.36	1.24	1.39
The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:
Summary of Stock Option Assumptions

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Expected volatility	45%	47%	50%
Risk-free interest rate	4.5%	3.7%	2.9%
Expected lives	4 years	4 years	7 years
Dividend yield	2.7%	1.9%	1.6%
Weighted average fair value of options granted	$5.88	$7.43	$5.06

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pervasiveness of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Effects of recent accounting pronouncements – On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“Interpretation 48”). Interpretation 48 clarifies SFAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Company plans to adopt Interpretation 48 effective for its fiscal years beginning on July 1, 2007. The Company has not yet determined the impact that the adoption of Interpretation 48 will have on its financial position, results of operations, or cash flows.
Note 3 – Acquisition
Acquisition of Bill Teiber Co., Inc.
On March 1, 2005, the Company acquired 100% of the issued and outstanding shares of capital stock of Teiber through a merger of subsidiaries. The acquisition has been accounted for as an asset purchase. Teiber is an importer and distributor of decorative light bulbs, door chimes, ventilation systems and related lighting accessories. The business will be operated as Teiber Lighting Products, Inc., a wholly-owned subsidiary of Craftmade. Craftmade acquired Teiber in order to distribute Teiber’s product lines to Craftmade’s existing showroom customers.
Assets acquired and liabilities assumed were recorded on the Company’s Consolidated Balance Sheets as of the acquisition date based upon their estimated fair values at such date. The results of operations have been included in the Consolidated Statements of Income since the date of merger in the Craftmade segment. The aggregate purchase price totaled $8,164,000 and was allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The amount of goodwill allocated to the purchase price was $6,745,000 of which $4,000,000 is deductible for tax purposes.
The following table sets forth the unaudited pro forma results of operations of the Company as if the Teiber merger had occurred at the beginning of the fiscal year. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of each of the periods presented or that may be obtained in the future.
Unaudited Pro Forma Results
(In thousands, except per share data)

	Fiscal Year Ended
	June 30,	June 30,
	2005	2004
Revenues	$123,482	$128,003
Net income	6,684	7,857

Basic earnings per share	$1.28	$1.42
Diluted earnings per share	1.27	1.41

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Accounting Changes
Variable Interest Entities
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to the quarter ended June 30, 2004. Variable interest entities (“VIE’s”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIE’s with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
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
The following tables present the consolidating balance sheets of the Company’s VIE’s as of June 30, 2006 and 2005 and the results of operations for the three years ended June 30, 2006.
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2006

				Consolidation/
	Craftmade/	Design		Elimination
	Trade Source	Trends	PHI	Entries	Consolidated
	(In thousands)
Total assets	$44,554	$6,251	$6,014	$8,242	$65,061

Total liabilities and minority interests	$25,062	$5,649	$7,239	$(1,926)	$36,024
Total stockholders’ equity	19,492	602	(1,225)	10,168	29,037

Total liabilities and stockholders’ equity	$44,554	$6,251	$6,014	$8,242	$65,061

AS OF JUNE 30, 2005

				Consolidation/
	Craftmade/	Design		Elimination
	Trade Source	Trends	PHI	Entries	Consolidated
	(In thousands)
Total assets	$53,486	$8,999	$4,119	$4,211	$70,815

Total liabilities and minority interests	$36,434	$4,613	$4,154	$1,241	$46,442
Total stockholders’ equity	17,052	4,386	(35)	2,970	24,373

Total liabilities and stockholders’ equity	$53,486	$8,999	$4,119	$4,211	$70,815

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Accounting Changes, Continued
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FISCAL YEAR ENDED JUNE 30, 2006

	Craftmade/	Design
	Trade Source	Trends	PHI	Consolidated
	(In thousands)
Net sales	$83,236	$21,780	$13,038	$118,054
Income from operations	8,151	3,418	3,411	14,980
Net income	3,670	1,771	1,659	7,100
FISCAL YEAR ENDED JUNE 30, 2005

	Craftmade/	Design
	Trade Source	Trends	PHI	Consolidated
	(In thousands)
Net sales	$77,501	$30,022	$11,283	$118,806
Income from operations	6,571	4,700	3,091	14,362
Net income	2,627	2,311	1,489	6,427
FISCAL YEAR ENDED JUNE 30, 2004

	Craftmade/	Design
	Trade Source	Trends	PHI	Consolidated
	(In thousands)
Net sales	$75,541	$36,422	$9,275	$121,238
Income from operations	8,981	6,830	871	16,682
Net income	3,928	3,318	400	7,646

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Revolving Lines of Credit and Notes Payable
The Company’s current revolving lines of credit and notes payable are summarized in the following table:
Summary of Revolving Lines of Credit
and Notes Payable at June 30, 2006
(Dollars in thousands)

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving lines of credit
The Frost National Bank	$20,000	$15,981	LIBOR plus 1.50%	October 31, 2007
The Frost National Bank	3,000	—	LIBOR plus 1.50%	January 15, 2007
Wachovia Bank, N.A.	3,000	2,173	LIBOR plus 2.00%	December 15, 2006

	$26,000	18,154

Notes payable — facility	N/A	1,358	8.302%	January 1, 2008

		$19,512

A description of each revolving line of credit and note payable is summarized as follows (in thousands):

	June 30,	June 30,
Description	2006	2005
On October 31, 2005, the Company renewed its $20,000,000 loan agreement with The Frost National Bank. Borrowings under this agreement are made under a revolving promissory note (the “Craftmade Line of Credit”) and are limited to the lesser of $20,000,000 or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory. The borrowings are collateralized by certain inventory and accounts receivable and bear interest at at the one-month LIBOR interest rate (5.34625% at June 30, 2006) plus 1.50% to 2.75%, depending on the Company’s debt to worth ratio. The line of credit is scheduled to mature on October 31, 2007. Financial covenants of the agreement include a requirement that the Company maintain a fixed charge coverage ratio greater than 1.25 to 1. Other covenants and restrictions that apply to this agreement require the Company’s debt to tangible net worth ratio to be less than 3.0 to 1.0 after December 31, 2005. Additionally, the Company has agreed not to purchase its stock if its debt to tangible net worth exceeds 3.0 to 1.0. The Company’s debt to tangible net worth ratio, as defined in the loan agreement, equaled 1.6 to 1.0 at June 30, 2006, resulting in the effective interest rate of LIBOR plus 1.50%. On February 25, 2005, the line of credit was amended to provide, among other things, a $3,000,000 increase in the commitment. This increase in commitment expires on January 15, 2007.
	$15,981	$23,000

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
Description	2006	2005
On April 17, 2002 PHI entered into a $3,000,000 note and security agreement with Wachovia Bank, N.A. (“Wachovia”). Borrowings under this agreement are limited to a borrowing base calculated as a percentage of certain eligible accounts receivable and inventory are payable on demand with interest at the monthly LIBOR index (5.10906% at June 30, 2006) plus 2%, collateralized by certain inventory and receivables of the Company and jointly and severally guaranteed by the PHI members. This loan agreement, which expires on December 15, 2006, requires the maintenance of certain financial ratios including the maintenance of minimum tangible net worth and funded debt to EBITDA.
	2,173	1,548

On May 9, 2000, the Company entered into a term loan to finance its home office and warehouse with an original principal balance of $9,200,000. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The loan is collateralized by the building and land. The loan is scheduled to mature on January 1, 2008.	1,358	2,579

On November 24, 2003, PHI entered into a loan agreement with Wachovia. Borrowings under this agreement are made under a $2,100,000 promissory note collateralized by substantially all the assets of PHI. The note matured on September 15, 2005 and all outstanding principal and interest were paid in full.	—	263

On April 29, 2002 PHI entered into a three-year $500,000 note and security agreement with Wachovia Bank, NA. Borrowings under this agreement are payable monthly in installments of $13,889 plus interest at LIBOR (3.3401% at June 30, 2005) plus 2.5% collateralized by certain inventory and receivables of the Company. The note matured on July 29, 2005.	—	28

Sub-total	19,512	27,418
Less: Lines of credit due on demand	(2,173)	(24,548)
Less: Current amounts due in following year	(1,135)	(1,319)

Non-current	$16,204	$1,551

Weighted average interest rates on outstanding borrowings
Lines of credit	6.9%	5.5%
Notes payable	8.3%	8.1%
Total	7.0%	5.8%
As of June 30, 2006, the Company had $7,817,000 available to borrow on its lines of credit.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled maturities of notes payable and lines of credit at June 30, 2006 are detailed as follows:
Schedule of Maturities
(Dollars in thousands)

	Notes	Lines of
Fiscal Year Ended	Payable	Credit	Total
June 30, 2007	$1,135	$2,173	$3,308
June 30, 2008	223	15,981	16,204
June 30, 2009	—	—	—
Thereafter	—	—	—

	$1,358	$18,154	$19,512

Note 6 – Income Taxes
Components of the provision for income taxes consist of the following:
Provision for Income Taxes
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Current expense/(benefit):
Federal	$3,309	$3,659	$3,499
State	(243)	264	536
Foreign	109	359	358

Total current expense	3,175	4,282	4,393
Deferred expense (benefit)	91	(1,203)	147

Provision for income tax expense	$3,266	$3,079	$4,540

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2006 and 2005 are as follows:
Summary of Deferred Taxes
(Dollars in thousands)

	June 30,	June 30,
	2006	2005
Inventories	$518	$369
Investment in 50% owned LLC’s	377	720
Reserves and accruals	276	394
Accounts receivable reserves	100	75
State refund claims, net of federal tax	59	—
Net operating loss carryforwards	24	—
Other	54	123
Valuation allowance	(59)	—

Total deferred tax assets	1,349	1,681

Depreciation and amortization	(409)	(301)
Foreign taxes	(31)	(354)
Other	(2)	(28)

Total deferred tax liabilities	(442)	(683)

Net deferred tax asset/(liability)	$907	$998

The differences between the Company’s effective tax rate and the federal statutory rate of 34% is summarized in the following table:
Reconciliation of Federal Tax Rate to Effective Tax Rate
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Tax at the statutory corporate rate	$4,691	$4,515	$5,416
Less: federal income tax attributable to minority interest	(1,158)	(1,284)	(1,297)
Foreign tax rate under federal statutory rate	(156)	(338)	—
Federal taxes on anticipated repatriation of foreign earnings	(157)	51	—
State income taxes, net of federal benefit	22	180	343
Other	24	(45)	78

Provision for income taxes	$3,266	$3,079	$4,540

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Stockholders’ Equity
Stock Option Plans
On October 27, 2000, the Company’s stockholders approved the 1999 Stock Option Plan (“1999 Plan”) and 2000 Non-Employee Director Plan (“Non-Employee Plan”), previously adopted by the Board of Directors on October 29, 1999 and February 16, 2000, respectively. The 1999 Plan and Non-Employee Plan allow a maximum of 300,000 and 75,000 shares, respectively, of the Company’s common stock to be issued. Options granted pursuant to the 1999 Plan will be designated as either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSO’s”). Options granted pursuant to the Non-Employee Plan will be designated as NQSO’s. The 1999 Plan options vest at a rate of 20% on the grant date and 20% for each successive year. The Non-Employee Plan options vest within six months of the date of grant. Options may be exercised at any time once they become vested, but not more than 10 years from the date of grant. Compensation expense is recognized in the Company’s results of operations as the options vest. A summary of options issued under the above agreements is as follows:
Summary of Stock Options

	1999 Plan				Non-Employee Plan
		Weighted		Weighted		Weighted		Weighted
		Average	Exercise	Average		Average	Exercise	Average
		Exercise	Price	Remaining		Exercise	Price	Remaining
	Shares	Price	Range	Life (Years)	Shares	Price	Range	Life (Years)
Outstanding at June 30, 2003	87,500	$6.75			18,000	$10.78
Granted	—	—			4,500	25.20
Exercised	(40,000)	6.75			—	—
Forfeited	(500)	6.75			—	—

Outstanding at June 30, 2004	47,000	$6.75			22,500	$13.67
Granted	—	—			3,000	20.74
Exercised	(32,000)	6.75			(12,000)	8.92
Forfeited	(7,000)	6.75			(1,500)	25.20

Outstanding at June 30, 2005	8,000	$6.75			12,000	$18.74
Granted	—	—			3,000	17.48
Exercised	(3,500)	6.75			—	—

Outstanding at June 30, 2006	4,500	$6.75	$6.75	4.3	15,000	$18.48	$14.15-$25.20	5.5

Exercisable at June 30, 2006	4,500	$6.75			12,000	$18.74

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Retirement of Preferred Stock
In the fiscal year ended June 30, 2006, the Company retired its 32,000 shares of the Series A cumulative, convertible, and callable preferred stock, $1.00 par value (“Preferred Stock”), issued and held by the Company as treasury shares.
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
Note 8 – Earnings Per Share
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
Earnings Per Common Share
(In thousands, except per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Basic and diluted earnings per share:

Numerator
Net income	$7,100	$6,427	$7,646

Denominator for basic EPS
Weighted average common shares outstanding	5,201	5,095	5,336

Denominator for diluted EPS
Weighted average common shares outstanding	5,201	5,095	5,336
Incremental shares for stock options	10	20	47

Potentially dilutive weighted average common shares	5,211	5,115	5,383

Basic earnings per common share	$1.37	$1.26	$1.43

Diluted earnings per common share	$1.36	$1.26	$1.42

Note 9 – Disclosures About Fair Value of Financial Instruments
The Company’s financial instruments include cash, receivables, accounts and commissions payable, accrued expenses and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2006, because of their short-term nature, recent renegotiations and/or variable interest rates.
Note 10 – Commitments and Contingencies
The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating lease as summarized in the following table:

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rental Expense Under Operating Leases
(Dollars in thousands)

Fiscal Year Ended	Amount
June 30, 2006	$438
June 30, 2005	315
June 30, 2004	264
Future minimum lease payments under non-cancelable operating leases as of June 30, 2006 are as follows:
Future Minimum Lease Payments
(Dollars in thousands)

Fiscal Year Ended	Amount
June 30, 2007	$348
June 30, 2008	53
June 30, 2009	21

$422

There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.
Note 11 – 401(k) Defined Contribution Plan
The Company has a defined contribution retirement savings plan (“Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer compensation up to the annual maximum limit prescribed by the Internal Revenue Code. The Company matches half of participant contributions up to 6% of their annual compensation. The Company’s contributions to the Retirement Plan are summarized in the following table:
Contributions to 401(k) Retirement Plan
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Contributions to 401(k)	$101	$94	$90

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 – Major Supplier
The Company currently purchases a substantial amount of ceiling fans and other products of its Craftmade segment from Fanthing Electrical Corp. (“Fanthing”), a Taiwanese company. The following table summarizes the Company’s purchases from Fanthing:
Summary of Purchases from Fanthing
(Dollars in thousands)

	As % of	As % of
	Craftmade	Total
Fiscal Year Ended	Purchases	Purchases
June 30, 2006	50%	23%
June 30, 2005	60%	29%
June 30, 2004	67%	21%
The Company does not have a long-term contract with Fanthing committing them to supply products. Most of the Company’s products are imported from suppliers under short-term purchase orders. Therefore, Fanthing may not be able to provide the products the Company needs in the quantities requested. Because the Company does not control the actual production of the products that it sells, it may be subject to delays caused by interruption in production based on conditions outside of its control. There is no guarantee that the Company will be able to obtain alternative sources of supply on a timely basis, if at all, or at acceptable costs.
Note 13 – Segment Information
The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.
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
Net sales are attributed to geographic areas based on the location of the customer to which products are shipped. Substantially all of the Company’s net sales were to customers in North America, principally the United States, during the three fiscal years ended June 30, 2006. In addition, substantially all of the Company’s assets were attributable to its operations in the United States as of June 30, 2006 and 2005.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the reportable segments:
Summary of Reportable Segments
(Dollars in thousands)

	Craftmade	TSI	Total
Fiscal year ended June 30, 2006:
Net sales	$62,902	$55,152	$118,054
Gross profit	22,541	12,928	35,469
Income from operations	8,517	6,463	14,980
Interest expense, net	1,104	80	1,184
Minority interest	—	3,430	3,430
Provision for income taxes	2,501	765	3,266
Depreciation and amortization	575	19	594
Net income	4,877	2,223	7,100
Total assets	52,833	12,228	65,061

Fiscal year ended June 30, 2005:
Net sales	$55,663	$63,143	$118,806
Gross profit	20,311	15,135	35,446
Income from operations	6,402	7,960	14,362
Interest expense, net	973	108	1,081
Minority interest	—	3,775	3,775
Provision for income taxes	1,895	1,184	3,079
Depreciation and amortization	537	44	581
Net income	3,534	2,893	6,427
Total assets	50,835	19,980	70,815

Fiscal year ended June 30, 2004:
Net sales	$53,526	$67,712	$121,238
Gross profit	21,025	14,885	35,910
Income from operations	9,112	7,570	16,682
Interest expense, net	708	69	777
Minority interest	—	3,719	3,719
Provision for income taxes	3,019	1,521	4,540
Depreciation	554	94	648
Net income	5,385	2,261	7,646
Total assets	29,163	26,091	55,254

\

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 – Quarterly Data (Unaudited)
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
Quarterly Data (Unaudited)
(In thousands, except per share data)

	Fiscal Year Ended June 30, 2006					Fiscal Year Ended June 30, 2005
		Fourth	Third	Second	First		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter	Total	Quarter	Quarter	Quarter	Quarter
Net sales	$118,054	$31,248	$27,154	$28,628	$31,024	$118,806	$32,906	$27,566	$28,844	$29,490
Gross profit	35,469	9,567	8,568	8,588	8,746	35,446	10,221	7,893	8,812	8,520
Income from operations	14,980	4,232	3,371	3,687	3,690	14,362	4,380	2,843	4,175	2,964
Net income	7,100	1,923	1,748	1,697	1,732	6,427	2,064	1,093	1,872	1,398

Basic EPS	$1.37	$0.37	$0.34	$0.33	$0.33	$1.26	$0.40	$0.22	$0.37	$0.27
Diluted EPS	1.36	0.37	0.34	0.33	0.33	1.26	0.40	0.22	0.37	0.27

Basic shares outstanding	5,201	5,203	5,201	5,200	5,200	5,095	5,200	5,062	5,034	5,084
Diluted shares outstanding	5,211	5,211	5,211	5,210	5,210	5,115	5,206	5,074	5,057	5,124

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Summary of Allowance for Doubtful Accounts and Inventory Obsolescence
(Dollars in thousands)

		Additions
	Balance at	Charged	Charged			Balance
	beginning	to costs	to other			at end of
Description	of period	and expense	accounts	Deductions		period
Allowance for doubtful accounts as of:
June 30, 2006	$300	$80	$—	$(87	) (a)	$293
June 30, 2005	150	223	116	(189	) (a)	300
June 30, 2004	150	69	—	(69	) (a)	150

Allowance for inventory obsolescence as of:
June 30, 2006	$717	$484	$—	$(267	) (b)	$934
June 30, 2005	1,171	481	—	(935	) (b)	717
June 30, 2004	1,641	1,070	—	(1,548	) (b)	1,171

(a)	Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

(b)	Reduction of the allowance for inventory obsolescence associated with the disposal or sale of certain inventory items.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.2	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.3	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.4	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.4	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.5	Modification, Renewal and Extension Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank, filed as Exhibit 10.1 to the Company’s Form 10-Q/A dated November 9, 2005 (File No. 000-26667), and incorporated by reference herein.

10.6	Amended and Restated Loan Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank, filed as Exhibit 10.2 to the Company’s Form 10-Q/A dated November 9, 2005 (File No. 000-26667), and incorporated by reference herein.

10.7	Arbitration and Notice of Final Agreement dated October 31, 2005 by and between Craftmade International, Inc. and The Frost National Bank, filed as Exhibit 10.3 to the Company’s Form 10-Q/A dated November 9, 2005 (File No. 000-26667), and incorporated by reference herein.

21.0*	List of the subsidiaries of Craftmade International, Inc., a Delaware corporation, as of June 30, 2006.

Exhibit
Number	Description

23.1*	Consent of BDO Seidman, LLP.

23.2*	Consent of PricewaterhouseCoopers, LLP.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.