Form 10-Q
period 2006-09-30
CRAFTMADE INTERNATIONAL INC
filed 2006-11-08
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number 000-26667
CRAFTMADE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2057054
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
650 SOUTH ROYAL LANE, SUITE 100
COPPELL, TEXAS
75019
(Address of principal executive offices)
(Zip code)
(972) 393-3800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s $0.01 common stock was 5,203,500 as of October 31, 2006.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2006	2005
Net sales	$28,126	$31,024
Cost of goods sold	(19,344)	(22,278)

Gross profit	8,782	8,746

Gross profit as a percentage of net sales	31.2%	28.2%

Selling, general and administrative expenses	(5,084)	(4,898)
Depreciation and amortization	(200)	(158)

Total operating expenses	(5,284)	(5,056)

Income from operations	3,498	3,690

Interest expense, net	(368)	(304)

Income before income taxes and minority interests	3,130	3,386
Income taxes	(981)	(920)

Income before minority interests	2,149	2,466

Minority interests	(265)	(734)

Net income	$1,884	$1,732

Weighted average common shares outstanding:
Basic	5,204	5,200
Diluted	5,215	5,210

Basic earnings per common share	$0.36	$0.33

Diluted earnings per common share	$0.36	$0.33

Cash dividends declared per common share	$0.12	$0.12

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	September 30,	June 30,
	2006	2006
	(Unaudited)
Current assets
Cash	$755	$2,164
Accounts receivable — net of allowance of $254 and $293, respectively	18,114	19,802
Inventories — net of allowance of $665 and $934, respectively	22,846	21,085
Deferred income taxes	1,149	1,252
Prepaid expenses and other current assets	909	988

Total current assets	43,773	45,291

Property and equipment
Land	1,535	1,535
Building	7,796	7,796
Office furniture and equipment	3,723	3,320
Leasehold improvements	187	187

	13,241	12,838
Less: accumulated depreciation	(4,888)	(4,740)

Total property and equipment, net	8,353	8,098

Other assets
Goodwill	12,247	11,480
Other intangibles, net of accumulated amortization of $92 and $41, respectively	1,877	169
Other assets	10	23

Total other assets	14,134	11,672

Total assets	$66,260	$65,061

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2006	2006
	Unaudited
Current liabilities
Book overdrafts	$38	$70
Notes payable — current	1,083	1,135
Revolving lines of credit	—	2,173
Accounts payable	7,096	7,544
Commissions payable	212	274
Income taxes payable	500	114
Accrued customer allowances	2,117	2,637
Other accrued expenses	1,083	1,073

Total current liabilities	12,129	15,020

Other non-current liabilities
Revolving line of credit	19,398	15,981
Other long-term expenses	793	793
Deferred income taxes	686	345
Notes payable — long term	—	223

Total other non-current liabilities	20,877	17,342

Total liabilities	33,006	32,362

Minority interests	2,955	3,662

Commitments and contingencies (Note 5)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,703,420 shares issued	97	97
Additional paid-in capital	17,760	17,757
Retained earnings	50,568	49,309
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	30,299	29,037

Total liabilities, minority interests and stockholders’ equity	$66,260	$65,061

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2006	2005
Net cash provided by operating activities	$1,207	$3,642

Cash flows from investing activities
Acquisition of Marketing Impressions, Inc.
Initial payment, net of cash acquired	(1,391)	—
Additional contingent consideration	(375)	—
Additions to property and equipment	(190)	(36)

Cash used in investing activities	(1,956)	(36)

Cash flows from financing activities
Net proceeds from/(payments on) lines of credit	1,244	(8,010)
Principal payments on notes payable	(275)	(540)
Distributions to minority interest members	(972)	—
Cash dividends	(624)	(531)
Decrease in book overdrafts	(33)	(216)

Net cash used in financing activities	(660)	(9,297)

Net decrease in cash	(1,409)	(5,691)
Cash at beginning of period	2,164	9,145

Cash at end of period	$755	$3,454

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 (Unaudited)
Note 1 — BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc. (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc., a Delaware corporation (“Trade Source”), Prime/Home Impressions, LLC, a North Carolina limited liability company (“PHI”), and one 50% owned limited liability company, Design Trends, LLC, a Delaware limited liability company (“Design Trends”). References to “Craftmade,” “ourselves,” “we,” “our,” “us,” “its,” “itself,” and the “Company” refer to Craftmade and its subsidiaries, including TSI, PHI and Design Trends unless the context requires otherwise.
The balance sheet at June 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2006. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.
Note 2 — ACQUISITION OF MARKETING IMPRESSIONS, INC.
Effective July 1, 2006, TSI acquired Marketing Impressions, Inc., a Georgia corporation (“Marketing Impressions”). Marketing Impressions owned the remaining 50% interest in the Company’s limited liability company PHI and also supplied the Company with certain fan accessory products. This acquisition increased the Company’s effective ownership of PHI to 100% and will be accounted for using the purchase method of accounting. The transaction will enable the Company to benefit from 100% of PHI’s earnings, will give the Company complete control over the operations of PHI and will also allow it to source certain of its fan accessory products directly itself. The Company believes that operational control, the ability to source certain products directly and the additional earnings obtained from 100% ownership support the goodwill resulting from the transaction.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 (Unaudited)
In conjunction with the acquisition of Marketing Impressions, TSI also acquired certain patents and trademarks from the sellers and entered into non-compete and consulting agreements. The complete acquisition agreements are furnished as exhibits to the Form 8-K as filed with the SEC on September 18, 2006.
The results of operations of PHI have always been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income will include the full amount of PHI results from this date.
The purchase price, including amounts for patents and trademarks and non-compete agreements, is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(In thousands)

As of September 30, 2006:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	547
Acquisition-related costs	150

Total consideration as of September 30, 2006	$1,984

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additional Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (not to exceed $750,000)	15%
The Company has estimated that the total payout based on future levels of Adjusted Gross Profit through August 31, 2011 to be a total of $5,839,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company will assess the nature of any future payments and determine whether such amounts should be recorded as additional consideration or consulting expense.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 (Unaudited)
The preliminary purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the effective date of acquisition and is summarized as follows:
Preliminary Purchase Price Allocation
(In thousands)

Assets:
Accounts receivable	$368
Inventory	2
Property and equipment	214
Acquired intangibles	1,759
Goodwill	768

3,111

Liabilities:
Accounts payable	1,120
Note payable	7

1,127

Total purchase price as of September 30, 2006	$1,984

The initial amount of goodwill allocated to the purchase price was $768,000, all of which is deductible for tax purposes over a 15 year period. In connection with the acquisition, the Company acquired certain identifiable intangible assets, including patents, trademarks and covenants not-to-compete. The gross amounts of such assets along with the range of amortizable lives are as follows:
Summary of Acquired Intangibles
(In thousands)

	Life	Gross
	in Years	Amount
Patents and trademarks	15	$1,000
Non-compete covenants	7	759

		$1,759

The value of the patents, trademarks and covenants not-to-compete was based on the expected amounts to be paid to the sellers. Annual amortization expense is estimated to be $175,000 per fiscal year. Because of the proximity of the acquisition to the Company’s quarter end, the values of certain assets and accruals are based on preliminary information and are subject to adjustment as we finalize our valuation of the acquired assets and liabilities.
The following table sets forth the unaudited pro forma results of operations of the Company as if the Marketing Impressions acquisition had occurred at the beginning of each fiscal year. Since the acquisition was effective at the beginning of the fiscal year on July 1, 2006, pro forma amounts equal actual amounts for the quarter ended September 30, 2006. The pro forma

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 (Unaudited)
amounts for the quarter ended September 30, 2005 do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future. Management does not believe that the same amount of additional earnings from the acquisition will necessarily be obtained in the current fiscal year or in the future.
Unaudited Pro Forma Results
(In thousands, except per share data)

	Three Months Ended
	September 30,	September 30,
	2006	2005
Net sales(1)
As reported	$28,126	$31,024
Pro forma	28,126	31,024

Net income(2)
As reported	$1,884	$1,732
Pro forma	1,884	2,010

Diluted earnings per share
As reported	$0.36	$0.33
Pro forma	0.36	0.38

(1)	Since net sales of Marketing Impressions, Inc. represent sales to Craftmade, they eliminate in consolidation. Net sales of PHI have always been included in consolidated net sales of the Company in accordance with FIN46. Accordingly, pro forma net sales equal actual net sales.

(2)	Pro forma net income includes the remaining 50% net income of PHI (minority interest portion) plus additional gross margin for certain products, less interest, depreciation, amortization, and consulting fees.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 (Unaudited)
Note 3 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands, except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$1,884	$1,732

Denominator for basic EPS
Weighted average common shares outstanding	5,204	5,200

Denominator for diluted EPS
Weighted average common shares outstanding	5,204	5,200
Incremental shares for stock options	11	10

Potentially dilutive weighted average common shares	5,215	5,210

Basic earnings per share	$0.36	$0.33

Diluted earnings per share	$0.36	$0.33

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 (Unaudited)
Note 4 — SEGMENT INFORMATION
The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the SEC on September 13, 2006. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.
The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings, including ceiling fans, light kits, bathstrip lighting, lamps, light bulbs, door chimes, ventilation systems and other lighting accessories offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from outdoor lighting, portable lamps, indoor lighting and fan accessories marketed solely to mass merchandisers.
The following table presents net sales, income from operations and net income for the reportable segments:
Summary of Segment Information

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands)
Net sales
Craftmade	$16,451	$16,511
TSI	11,675	14,513

Total	$28,126	$31,024

Income from operations
Craftmade	$1,975	$2,382
TSI	1,523	1,308

Total	$3,498	$3,690

Net income
Craftmade	$1,075	$1,345
TSI	809	387

Total	$1,884	$1,732

Note 5 — COMMITMENTS AND CONTINGENCIES
There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
With the exception of historical information, the matters discussed in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Craftmade International, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward looking statements include, but are not limited to, (i) statements concerning future financial condition and operations, including future cash flows, revenues, gross margins, earnings and variations in quarterly results, (ii) statements relating to anticipated completion dates for new products and (iii) other statements identified by words such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “forecasts,” “intends,” “potential,” “continue,” and similar words or phrases. These factors that could affect our financial and other results can be found in the risk factors section of our Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2006. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or other circumstances.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. The Company’s management believes that certain estimates, assumptions and judgments derived from the accounting policies have significant impact on its financial statements, so the Company considers these to be its critical accounting policies. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, as filed with the SEC on September 13, 2006.

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“Interpretation 48”). Interpretation 48 clarifies SFAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Company adopted Interpretation 48 effective for its fiscal year beginning on July 1, 2007. The Company has not yet determined the impact, if any, that the adoption of Interpretation 48 will have on its financial position, results of operations, and cash flows.
Results of Operations
Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
A condensed overview of results for the three months ended September 30, 2006 and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$16,451	$11,675	$28,126	$16,511	$14,513	$31,024
Cost of goods sold	(10,699)	(8,645)	(19,344)	(10,650)	(11,628)	(22,278)

Gross profit	5,752	3,030	8,782	5,861	2,885	8,746
Gross profit as a % of net sales	35.0%	26.0%	31.2%	35.5%	19.9%	28.2%

Selling, general and administrative	(3,638)	(1,446)	(5,084)	(3,331)	(1,567)	(4,898)
As a % of net sales	22.1%	12.4%	18.1%	20.2%	10.8%	15.8%

Depreciation and amortization	(139)	(61)	(200)	(148)	(10)	(158)

Total operating expenses	(3,777)	(1,507)	(5,284)	(3,479)	(1,577)	(5,056)

Income from operations	1,975	1,523	3,498	2,382	1,308	3,690

Interest expense, net	(337)	(31)	(368)	(278)	(26)	(304)

Income before income taxes and minority interests	1,638	1,492	3,130	2,104	1,282	3,386
Provision for income taxes	(563)	(418)	(981)	(759)	(161)	(920)

Income before minority interests	1,075	1,074	2,149	1,345	1,121	2,466
Minority interests	—	(265)	(265)	—	(734)	(734)

Net income	$1,075	$809	$1,884	$1,345	$387	$1,732

Net Sales. Net sales for the Company decreased $2,898,000 or 9.3% to $28,126,000 for the quarter ended September 30, 2006, compared to $31,024,000 for the quarter ended September 30, 2005. The decrease in net sales primarily resulted from a decrease in net sales in the TSI segment.
Net sales from the Craftmade segment slightly decreased by $60,000 or 0.4% to $16,451,000 for the quarter ended September 30, 2006 from $16,511,000 for the quarter ended September 30, 2005. The decline resulted in part from a decrease in demand of decorative ceiling fans and Accolade® lighting products which offsets increases in builder series ceiling fans and a strong 29.8% increase in net sales of the Teiber product lines.
Management will continue to focus on expanding Teiber accounts and new product placement to offset the weak overall housing market. Long-term growth will be favorably affected by more competitive pricing as Craftmade continues to strengthen its relationship with manufacturers in countries such as China that have historically had more favorable pricing and foreign currency exchange rates than the Company has had in the past.
Net sales of the TSI segment declined $2,838,000 or 19.6% to $11,675,000 for the quarter ended September 30, 2006 from $14,513,000 for the quarter ended September 30, 2005, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Three Months Ended	Source(1)	Trends	Total
September 30, 2006	$7,382	$4,293	$11,675
September 30, 2005	8,834	5,679	14,513

Dollar increase/(decrease)	$(1,452)	$(1,386)	$(2,838)

Percent increase/(decrease)	(16.4%)	(24.4%)	(19.6%)

(1)	Includes 100% of net sales of PHI, which Trade Source gained 100% control effective July 1, 2006 through its acquisition of Marketing Impressions, Inc. Net sales of PHI have always been consolidated into the result of the TSI segment in accordance with FIN 46R.
The decrease in Trade Source net sales was primarily the result of a sales decline from the Wal-Mart indoor/outdoor lighting and mix and match fan program. Historically, Trade Source has provided Wal-Mart with these products by direct import from Asia. Wal-Mart will now source a significant amount of these products directly with the balance still provided by Trade Source. Trade Source net sales were also affected by the timing of direct import orders from Lowe’s.
The decline in Design Trends’ net sales was primarily due to the previously disclosed reduction of SKU’s sold to Lowe’s in the seven of 11 regional distribution that Design Trends currently supplies. Design Trends currently provides approximately 60% of the SKU’s in the mix and match portable lamp display set marketed under Lowe’s private label as compared to 100% in the quarter ending September 30, 2005.

In October 2006, the Company announced that Design Trends will begin supplying a portion of its mix and match portable lamps to the four Lowe’s regional distribution centers and stores serviced that Design Trends had not been supplying since the quarter ended September 30, 2005. Management anticipates that Design Trends will begin shipping products to these four distribution centers during the quarter ending December 31, 2006. At this time, Design Trends will supply mix and match portable lamps to all 11 Lowe’s regional distribution centers. Management believes that based on the amount of product currently shipped to Lowe’s, Design Trends continues to be Lowe’s largest portable lamp vendor and has been invited to participate in each scheduled line review for its existing and new product lines. The line reviews give Design Trends the potential to add new SKU’s or the possibility of a partial or complete reduction of existing SKU’s to the product lines currently offered.
Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines, and marketing concepts to existing customers and to expand the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales increased 3.0% to 31.2% for the quarter ended September 30, 2006, compared to 28.2% for the quarter ended September 30, 2005.
Gross profit as a percentage of net sales of the Craftmade segment decreased 0.5% to 35.0% for the quarter ended September 30, 2006, compared to 35.5% in the quarter ended September 30, 2005. The decline was primarily attributable to increased outbound freight and an increase in net sales of product lines that carry a slightly lower gross profit as a percentage of net sales. These decreases were partially offset by benefits obtained from the temporary exemption of the 4.7% duty on imported ceiling fans as prescribed by the American Jobs Creation Act of 2004 (“AJCA”). The AJCA contains a provision that allows ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31, 2006.
The Company anticipates that gross profit as a percentage of net sales of the Craftmade segment will slightly improve in fiscal year 2007 as it transitions more of its sourcing to manufacturers in countries such as China that have more favorable pricing and foreign currency exchange rates and as freight costs are reduced from the anticipated reduction of fuel prices.

The gross profit as a percentage of net sales of the TSI segment increased 6.1% to 26.0% of net sales for the quarter ended September 30, 2006, compared to 19.9% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Three Months Ended	Source(1)	Trends	Total
September 30, 2006	28.4%	21.8%	26.0%
September 30, 2005	19.3%	20.8%	19.9%

Percent increase/(decrease)	9.1%	1.0%	6.1%

(1)	Includes 100% of gross profit of PHI which Trade Source gained 100% control effective July 1, 2006 through its acquisition of Marketing Impressions, Inc. Gross profit of PHI have always been consolidated into the result of the TSI segment in accordance with FIN 46R.
Gross profit as a percentage of net sales increased at Trade Source primarily from the benefit obtained from the Company’s acquisition of Marketing Impressions which allowed PHI to directly source certain of its fan accessory products. Design Trends’ gross profit as a percentage of net sales increased from a change in product mix and lower amounts set aside for vendor programs to Lowe’s.
For fiscal year 2007, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the quarter ended September 30, 2006, provided that the segment maintains a sales mix, customer concentration, and level of vendor program commitment similar to what it maintained in fiscal year 2006.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $186,000 to $5,084,000 or 18.1% of net sales for the quarter ended September 30, 2006, compared to $4,898,000 or 15.8% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
			(Decrease)
	Three Months Ended		Over
	September 30,	September 30,	Prior Year
	2006	2005	Period
Salaries and wages	$1,677	$1,693	$(16)
Accounting and legal	198	388	(190)
Other	3,209	2,817	392

	$5,084	$4,898	$186

Increases in other SG&A expenses primarily resulted from an increase in costs for Teiber product displays to support the increase in net sales and increases in other general expenses, including consulting expense resulting from the acquisition of Marketing Impressions.
These increases were offset by lower accounting and legal fees primarily from lower costs incurred to address internal controls issues and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as a result of implementing streamlined processes and efficiencies gained in year two.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for fiscal year 2007 will be relatively consistent with results generated in fiscal year 2006.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $42,000 to $200,000 for the quarter ended September 30, 2006, compared to $158,000 for the same period last year. The increase resulted from depreciation and amortization of the fixed assets, non-compete agreements and intellectual property acquired from the acquisition of Marketing Impressions.
Interest Expense. Net interest expense of the Company increased $64,000 to $368,000 for the quarter ended September 30, 2006 from $304,000 for the quarter ended September 30, 2005. This increase was primarily the result of higher average outstanding balances on the Company’s revolving lines of credit. The revolving lines of credit were higher during the current quarter as a result of cash used to fund the acquisition of Marketing Impressions, increases in inventory and minority interest payments.
Minority Interests. Minority interests decreased $469,000 to $265,000 for the quarter ended September 30, 2006, compared to $734,000 for the same period in the previous year. The decrease in minority interests primarily resulted from the acquisition of Marketing Impressions, which increased the Company’s effective ownership of PHI to 100% and eliminated minority interest in connection with PHI.
Provision for Income Taxes. The provision for income tax was $981,000 or 34.2% of income before income taxes for the quarter ended September 30, 2006, compared to $920,000 or 34.7% of income before taxes for the quarter ended September 30, 2005.
Liquidity and Capital Resources
       The Company’s cash decreased $1,409,000 from $2,164,000 at June 30, 2006 to $755,000 at September 30, 2006. Cash decreased as a result of the Company sweeping excess cash balances against its line of credit on a daily basis at PHI. Net cash provided by the Company’s operating activities decreased $2,435,000 to $1,207,000 for the quarter ended September 30, 2006, compared to $3,642,000 for the same period last year. The decrease in cash flow from operations resulted primarily from (a) higher inventory balances in advance of transitioning production to manufacturers in China and (b) settlement of accounts payable balances arising from the acquisition of Marketing Impressions.
       The $1,956,000 of cash used in investing activities was primarily related to the acquisition of Marketing Impressions.

       Cash used in financing activities of $660,000 was primarily the result of net proceeds from the Company’s revolving lines of credit of $1,244,000 to fund the acquisition of Marketing Impressions, offset by (i) principal payments on the Company’s notes payable of $275,000, (ii) distributions to minority interest members totaling $972,000, and (iii) cash dividends of $624,000.
       The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments and any future dividend payments, as well as its projected growth over the next twelve months.
       Management anticipates that future cash flows will be used primarily to retire existing debt, pay dividends, fund potential acquisitions and distribute earnings to its minority interest member. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
       Outstanding Debt
       The Company’s current revolving lines of credit and notes payable are summarized in the following table:
Summary of Revolving Lines of Credit and Notes Payable
At September 30, 2006

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving line of credit	$30,000,000	$19,398,000	LIBOR plus 1.50%	September 1, 2009
Note payable — facility	N/A	1,083,000	8.302%	January 1, 2008

		$20,481,000

       On September 18, 2006, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”). The Loan Agreement amends the Restated Loan Agreement dated October 31, 2005, between Craftmade and Frost. Also, on September 18, 2006, Craftmade executed a Revolving Promissory Note (the “Note”) payable to the order of Frost, in the principal amount of $30,000,000 or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory, with an interest rate equal to the London Interbank Offered Rate (“LIBOR”), plus 1.5%. The LIBOR rate in effect at September 30, 2006 was 5.3225%. There was $6,730,000 available to borrow under the Note at September 30, 2006. The Note will mature on September 1, 2009.
       The Note replaces the Promissory Note in the principal amount of $20,000,000, payable to the order of Frost originally dated November 6, 2001 and the Promissory Note in the principal amount of $3,000,000, payable to the order of Frost originally dated February 25, 2005.

       Additionally, the Company has cancelled and paid in full the Promissory Note in the principal amount of $3,000,000 executed by Prime/Home Impressions, LLC, payable to the order of Wachovia Bank, National Association, Hickory, North Carolina, originally dated April 17, 2002. PHI, an indirect, wholly-owned subsidiary of Craftmade, will be added as a guarantor to the Loan Agreement.
       Pursuant to the Loan Agreement, the financial covenants require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 3.0 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. All wholly-owned subsidiaries of Craftmade and Design Trends, a 50% owned subsidiary of Craftmade, have agreed to be guarantors of the Loan Agreement (the “Guarantors”). Craftmade and each of the Guarantors have granted a security interest to Frost in each of their accounts receivable and inventory.
       Under this line of credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $194,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $970,000. The Company does not have any agreements to hedge against the potential rising of interest rates.
       At September 30, 2006, $1,083,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.
       Management does not anticipate that the covenants and restrictions of its lines of credit and loan agreements will limit the Company’s growth potential.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
       The Company historically has purchased a substantial amount of ceiling fans and other products of its Craftmade segment from a Taiwanese company. The Company’s verbal understanding with its manufacturer has provided that all transactions are to be denominated in U.S. dollars; however, the understanding further provided that, in the event that the value of the U.S. dollar appreciated or depreciated against the Taiwan dollar by one Taiwan dollar or more, costs associated with purchasing its product would be adjusted by 2.5%.
       The Company purchases a substantial amount of other products of its Craftmade and TSI segments from numerous manufacturing companies located in China. On July 21, 2005, China’s central bank adjusted the exchange rate of the Chinese yuan to the U.S. dollar and fluctuations in the Chinese yuan against the U.S. dollar are expected to continue. All transactions with Chinese manufacturers are denominated in U.S. dollars, but fluctuations in the exchange rate between the U.S. dollar and Chinese yuan could affect the pricing of items manufactured in China.

       The following table summarizes the exchange rate of the United States dollar (“USD”) to the Taiwan dollar (“TWD”) and Chinese yuan (“YUAN”):

	USD:TWD	USD:YUAN
June 30, 2005	31.665	8.287
September 30, 2005	33.270	8.110
December 31, 2005	32.951	8.073
March 31, 2006	32.568	8.035
June 30, 2006	32.619	8.006
September 30, 2006	33.119	7.917
       A sharp appreciation of the Chinese yuan relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes (i) the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments and (ii) this risk is not unique to Craftmade as its competitors also purchase a majority of their products from Asian manufacturers.
       The following table summarizes the Company’s purchases from non-U.S. sources during the quarter ended September 30, 2006. These amounts are not consistent with future purchases, as the Company transitions more of its production to manufacturers located in China:
Summary of Foreign Purchases
Quarter Ended September 30, 2006
(Dollars in thousands)

China	$11,888
Taiwan	3,998
       The following table estimates that an appreciation of the Taiwan dollar and the Chinese yuan to the U.S. dollar would result in the following changes to cost of goods sold and net income based on the Company’s purchases from Taiwan and Chinese manufacturing companies for the fiscal year ended June 30, 2007:
Hypothetical Appreciation of Foreign Currencies
(Dollars in thousands)

	Annual	Annual
Foreign	Increase in	Decrease in
Currency	Cost of	Net
Appreciation	Sales	Income
1%	$476	$286
5%	2,772	1,702
       Other market risks at September 30, 2006 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, as filed with the SEC on September 13, 2006. For a discussion of the effects of hypothetical changes in interest rates, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

Item 4. Controls and Procedures
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the SEC on September 13, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information
Not Applicable
Item 6. Exhibits
2.1	Stock Purchase Agreement between Craftmade International, Inc., Trade Source International, Inc., and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

2.2	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.4	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.7	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.9	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.4	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.5	Second Amended and Restated Loan Agreement with Frost dated September 18, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.6	Revolving Promissory Note (the “Note”) with dated September 18, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: November 8, 2006	/s/ James R. Ridings JAMES R. RIDINGS Chairman of the Board and Chief Executive Officer

Date: November 8, 2006	/s/ J. Marcus Scrudder J. MARCUS SCRUDDER Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description
2.1	Stock Purchase Agreement between Craftmade International, Inc., Trade Source International, Inc., and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

2.2	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.4	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.7	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.9	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.3	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.4	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.4	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.5	Second Amended and Restated Loan Agreement with Frost dated September 18, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.6	Revolving Promissory Note (the “Note”) with dated September 18, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.