Form 10-Q
period 2006-12-31
CRAFTMADE INTERNATIONAL INC
filed 2007-02-09
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,203,500 as of January 31, 2007.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Net sales	$26,563	$28,629	$54,689	$59,652
Cost of goods sold	(18,039)	(20,041)	(37,383)	(42,318)

Gross profit	8,524	8,588	17,306	17,334

Gross profit as a percentage of net sales	32.1%	30.0%	31.6%	29.1%

Selling, general and administrative expenses	(5,135)	(4,748)	(10,219)	(9,646)
Depreciation and amortization	(201)	(153)	(401)	(311)

Total operating expenses	(5,336)	(4,901)	(10,620)	(9,957)

Income from operations	3,188	3,687	6,686	7,377

Interest expense, net	(393)	(322)	(761)	(626)

Income before income taxes and minority interests	2,795	3,365	5,925	6,751
Income taxes	(782)	(929)	(1,763)	(1,850)

Income before minority interests	2,013	2,436	4,162	4,901

Minority interests	(513)	(739)	(778)	(1,472)

Net income	$1,500	$1,697	$3,384	$3,429

Weighted average common shares outstanding:
Basic	5,204	5,200	5,204	5,200
Diluted	5,206	5,210	5,207	5,210

Basic earnings per common share	$0.29	$0.33	$0.65	$0.66

Diluted earnings per common share	$0.29	$0.33	$0.65	$0.66

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	December 31,	June 30,
	2006	2006
	(Unaudited)
Current assets
Cash	$464	$2,164
Accounts receivable — net of allowance of $202 and $293, respectively	19,013	19,802
Inventories — net of allowance of $649 and $934, respectively	21,944	21,085
Deferred income taxes	1,357	1,252
Prepaid expenses and other current assets	850	988

Total current assets	43,628	45,291

Property and equipment
Land	1,535	1,535
Building	7,796	7,796
Office furniture and equipment	3,970	3,320
Leasehold improvements	190	187

	13,491	12,838
Less: accumulated depreciation	(5,043)	(4,740)

Total property and equipment, net	8,448	8,098

Other assets
Goodwill	12,926	11,480
Other intangibles, net of accumulated amortization of $138 and $41, respectively	1,602	169
Other assets	10	23

Total other assets	14,538	11,672

Total assets	$66,614	$65,061

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2006	2006
	Unaudited
Current liabilities
Book overdrafts	$298	$70
Notes payable — current	802	1,135
Revolving lines of credit	—	2,173
Accounts payable	5,733	7,544
Commissions payable	234	274
Income taxes payable/(receivable)	(532)	114
Accrued customer allowances	2,026	2,637
Other accrued expenses	980	1,073

Total current liabilities	9,541	15,020

Other non-current liabilities
Revolving line of credit	21,162	15,981
Other long-term expenses	927	793
Deferred income taxes	710	345
Notes payable — long term	—	223

Total other non-current liabilities	22,799	17,342

Total liabilities	32,340	32,362

Minority interests	3,092	3,662

Commitments and contingencies (Note 6)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,703,420 shares issued	97	97
Additional paid-in capital	17,767	17,757
Retained earnings	51,444	49,309
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	31,182	29,037

Total liabilities, minority interests and stockholders’ equity	$66,614	$65,061

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2006	2005

Net cash provided by operating activities	$836	$4,651

Cash flows from investing activities
Acquisition of Marketing Impressions, Inc.
Initial payment, net of cash acquired	(1,483)	—
Additional contingent consideration	(870)	—
Additions to property and equipment	(440)	(155)

Cash used in investing activities	(2,793)	(155)

Cash flows from financing activities
Net proceeds from/(payments on) lines of credit	3,008	(9,755)
Distributions to minority interest members	(1,347)	—
Cash dividends	(1,249)	(1,155)
Principal payments on notes payable	(555)	(794)
Capital lease financing	173	—
Increase/(decrease) in book overdrafts	227	(214)
Stock options exercised	—	7

Net cash provided by/(used in) financing activities	257	(11,911)

Net decrease in cash	(1,700)	(7,415)
Cash at beginning of period	2,164	9,145

Cash at end of period	$464	$1,730

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006(Unaudited)
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
Note 2 — ACQUISITION OF MARKETING IMPRESSIONS, INC.
Effective July 1, 2006, TSI acquired Marketing Impressions, Inc., a Georgia corporation (“Marketing Impressions”). Marketing Impressions owned the remaining 50% interest in the Company’s limited liability company PHI and also supplied the Company with certain fan accessory products. This acquisition increased the Company’s effective ownership of PHI to 100% and has been accounted for using the purchase method of accounting. The transaction will enable the Company to benefit from 100% of PHI’s earnings, will give the Company complete control over the operations of PHI and will also allow it to source certain of its fan accessory products directly itself. The Company believes that operational control, the ability to source certain products directly and the additional earnings obtained from 100% ownership support the goodwill resulting from the transaction.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006(Unaudited)
In conjunction with the acquisition of Marketing Impressions, TSI also acquired certain patents and trademarks from the sellers and entered into non-compete and consulting agreements. The complete acquisition agreements are furnished as exhibits to the Current Report on  Form 8-K as filed with the SEC on September 18, 2006.
The results of operations of PHI have historically been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income includes the full amount of PHI results from this date.
The purchase price, including amounts for patents and trademarks and non-compete agreements, is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(In thousands)

As of December 31, 2006:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	945
Acquisition-related costs	196

Total consideration as of December 31, 2006	$2,428

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additonal Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (not to exceed $750,000)	15%
The Company has estimated that the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011 to be a total of $5,461,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006(Unaudited)
The preliminary purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the effective date of acquisition and is summarized as follows:
Preliminary Purchase Price Allocation
(In thousands)

Assets:
Accounts receivable	$368
Inventory	2
Property and equipment	214
Acquired intangibles	1,530
Goodwill	1,441

3,555

Liabilities:
Accounts payable	1,120
Note payable	7

1,127

Total purchase price as of December 31, 2006	$2,428

The amount of goodwill allocated to the purchase price was $1,441,000, all of which is deductible for tax purposes over a 15 year period. In connection with the acquisition, the Company acquired certain identifiable intangible assets, including patents, trademarks and covenants not-to-compete. The gross amounts of such assets along with the range of amortizable lives are as follows:
Summary of Acquired Intangibles
(In thousands)

	Life	Gross
	in Years	Amount
Patents and trademarks	15	$710
Non-compete covenants	7	820

		$1,530

The value of the patents, trademarks and covenants not-to-compete was based on an independent appraisal. Annual amortization expense is estimated to be $172,000 per fiscal year.
The following table sets forth the unaudited pro forma results of operations of the Company as if the Marketing Impressions acquisition had occurred at the beginning of each fiscal year. Since the acquisition was effective at the beginning of the fiscal year on July 1, 2006, pro forma amounts equal actual amounts for the periods ended December 31, 2006. The pro forma amounts for the periods ended December 31, 2005 do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future. Management does not believe that the same amount of additional earnings from the acquisition will necessarily be obtained in the current fiscal year or in the future.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006(Unaudited)
Unaudited Pro Forma Results
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Net sales(1)
As reported	$26,563	$28,629	$54,689	$59,652
Pro forma	26,563	28,629	54,689	59,652

Net income(2)
As reported	$1,527	$1,697	$3,411	$3,429
Pro forma	1,527	1,941	3,411	3,967

Diluted earnings per share
As reported	$0.29	$0.33	$0.65	$0.66
Pro forma	0.29	0.37	0.65	0.76

(1)	Since net sales of Marketing Impressions, Inc. represent sales to Craftmade, they eliminate in consolidation. Net sales of PHI have historically been included in consolidated net sales of the Company in accordance with FIN 46R. Accordingly, pro forma net sales equal actual net sales.

(2)	Pro forma net income includes the remaining 50% net income of PHI (minority interest portion) plus additional gross margin for certain products, less interest, depreciation, amortization, and consulting fees.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006(Unaudited)
Note 3 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$1,500	$1,697	$3,384	$3,429

Denominator for basic EPS
Weighted average common shares outstanding	5,204	5,200	5,204	5,200

Denominator for diluted EPS
Weighted average common shares outstanding	5,204	5,200	5,204	5,200
Incremental shares for stock options	2	10	3	10

Dilutive weighted average common shares	5,206	5,210	5,207	5,210

Basic earnings per share	$0.29	$0.33	$0.65	$0.66

Diluted earnings per share	$0.29	$0.33	$0.65	$0.66

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006(Unaudited)
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
The following table presents net sales, income from operations and net income for the reportable segments:
Summary of Segment Information

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands)

Net sales
Craftmade	$13,778	$15,146	$30,229	$31,656
TSI	12,785	13,483	24,460	27,996

Total	$26,563	$28,629	$54,689	$59,652

Income from operations
Craftmade	$1,338	$2,164	$3,313	$4,545
TSI	1,850	1,523	3,373	2,832

Total	$3,188	$3,687	$6,686	$7,377

Net income
Craftmade	$618	$1,198	$1,693	$2,543
TSI	882	499	1,691	886

Total	$1,500	$1,697	$3,384	$3,429

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006(Unaudited)
Note 5 — STOCK-BASED COMPENSATION
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
The Company has recognized compensation cost for all stock-based payments granted subsequent to July 1, 2005 in the consolidated financial statements, summarized as follows:
Stock-Based Compensation Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Stock-based compensation expense recognized:
Selling, general & administrative	$7	$9	$11	$9
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense

Expected
Future
Fiscal Year Ending	Compensation
June 30,	Cost
(In thousands)
2007 (remaining six months)	$41
2008	82
2009	82
2010	82
2011	34

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006(Unaudited)
The following table summarizes information about outstanding and exercisable options at December 31, 2006:
Stock Option Information

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)
Outstanding at June 30, 2006	19,500	$15.78	6.1
Options granted	60,000	18.85	9.9
Options exercised	—	—	—
Options forfeited	—	—	—
Options expired	—	—	—

Outstanding at December 31, 2006	79,500	$18.10	9.0

Exercisable at December 31, 2006	19,500	$15.78	6.1

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:
Summary of Stock Option Assumptions

	Grant Date
	November 28,	February 16,	February 16,
	2006	2006	2005
Expected volatility	36%	45%	47%
Risk-free interest rate	4.9%	4.5%	3.7%
Expected lives	4 years	4 years	4 years
Dividend yield	2.5%	2.7%	1.9%
Weighted average fair value of options granted	$5.46	$5.88	$7.43
Note 6 — COMMITMENTS AND CONTINGENCIES
There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Disclosure Regarding Forward-looking Statements
With the exception of historical information, the matters discussed in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Craftmade International, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward looking statements include, but are not limited to, (i) statements concerning future financial condition and operations, including future cash flows, revenues, gross margins, earnings and variations in quarterly results, (ii) statements relating to anticipated completion dates for new products and (iii) other statements identified by words such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “forecasts,” “intends,” “potential,” “continue,” and similar words or phrases. These factors that could affect our financial and other results can be found in the risk factors section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2006. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or other circumstances.
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
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
A condensed overview of results for the three months ended December 31, 2006 and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	December 31, 2006			December 31, 2005
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$13,778	$12,785	$26,563	$15,146	$13,483	$28,629
Cost of goods sold	(8,873)	(9,166)	(18,039)	(9,765)	(10,276)	(20,041)

Gross profit	4,905	3,619	8,524	5,381	3,207	8,588
Gross profit as a % of net sales	35.6%	28.3%	32.1%	35.5%	23.8%	30.0%

Selling, general and administrative	(3,427)	(1,708)	(5,135)	(3,073)	(1,675)	(4,748)
As a % of net sales	24.9%	13.4%	19.3%	20.3%	12.4%	16.6%

Depreciation and amortization	(140)	(61)	(201)	(144)	(9)	(153)

Total operating expenses	(3,567)	(1,769)	(5,336)	(3,217)	(1,684)	(4,901)

Income from operations	1,338	1,850	3,188	2,164	1,523	3,687

Interest expense, net	(395)	2	(393)	(302)	(20)	(322)

Income before income taxes and minority interests	943	1,852	2,795	1,862	1,503	3,365
Provision for income taxes	(325)	(457)	(782)	(664)	(265)	(929)

Income before minority interests	618	1,395	2,013	1,198	1,238	2,436
Minority interests	—	(513)	(513)	—	(739)	(739)

Net income	$618	$882	$1,500	$1,198	$499	$1,697

Net Sales. Net sales for the Company decreased $2,066,000 or 7.2% to $26,563,000 for the quarter ended December 31, 2006, compared to $28,629,000 for the quarter ended December 31, 2005.
Net sales from the Craftmade segment decreased $1,368,000 or 9.0% to $13,778,000 for the quarter ended December 31, 2006 from $15,146,000 for the quarter ended December 31, 2005. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade® lighting products as a result of the weak overall housing market. These decreases were partially offset by increases in net sales of builder series ceiling fans and a 10.4% increase in net sales of the Teiber product lines. The Company shipped orders of Teiber products to 182 customers who had not placed Teiber orders during the same quarter of last year.
Management continues to focus on introducing new products and expanding Teiber accounts to offset the weak housing market. Management believes that long-term growth will be favorably affected by more competitive pricing as Craftmade continues to develop more competitive sourcing throughout China and strengthen its product offering through its enhanced product development efforts.
Net sales of the TSI segment declined $698,000 or 5.2% to $12,785,000 for the quarter ended December 31, 2006 from $13,483,000 for the quarter ended December 31, 2005, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Three Months Ended	Source	Trends	Total
December 31, 2006	$7,101	$5,684	$12,785
December 31, 2005	8,106	5,377	13,483

Dollar increase/(decrease)	$(1,005)	$307	$(698)

Percent increase/(decrease)	(12.4%)	5.7%	(5.2%)
The decrease in net sales of Trade Source was primarily the result of a decline in orders from Lowe’s Companies, Inc. (“Lowe’s”) related to indoor lighting, outdoor lighting and fan accessories. On November 13, 2006, Lowe’s notified Trade Source that it will no longer supply the 14 indoor and outdoor lighting SKU’s previously sold to Lowe’s via direct import. Management has been told that Lowe’s will be sourcing these products directly from various overseas manufacturers. Trade Source has shipped all outstanding orders of discontinued products as of January 31, 2007. Additional information is detailed in the Current Report on Form 8-K as filed with the SEC on November 15, 2006.
The increase in Design Trends’ net sales was primarily due to the rollout of the mix and match portable lamps to the four additional Lowe’s regional distribution centers that Design Trends had not been supplying since the quarter ended September 30, 2005. Currently, Design Trends supplies mix and match portable lamps to all 11 Lowe’s regional distribution centers. Management believes that based on the amount of product currently shipped to Lowe’s, Design Trends continues to be Lowe’s largest portable lamp vendor and has been invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur throughout the year for each product category and give both Trade Source and Design Trends the potential to add new SKU’s, but could also result in a partial or complete reduction of existing SKU’s to the product lines currently offered to Lowe’s.
Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers, and to expand the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales increased 2.1% to 32.1% for the quarter ended December 31, 2006, compared to 30.0% for the quarter ended December 31, 2005.

Gross profit as a percentage of net sales of the Craftmade segment of 35.6% for the quarter ended December 31, 2006 was consistent with the 35.5% obtained in the quarter ended December 31, 2005. An increase in net sales of product lines that carry a slightly lower gross profit as a percentage of net sales were offset by a reduction in duties paid for certain products from the American Jobs Creation Act of 2004 (“AJCA”). The AJCA contains a provision that allowed ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31, 2006. The provision was recently extended through December 31, 2009.
The Company anticipates that gross profit as a percentage of net sales of the Craftmade segment will slightly improve in fiscal year 2007 as it develops more competitive sourcing throughout China.
The gross profit as a percentage of net sales of the TSI segment increased 4.5% to 28.3% of net sales for the quarter ended December 31, 2006, compared to 23.8% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Three Months Ended	Source	Trends	Total
December 31, 2006	28.2%	28.5%	28.3%
December 31, 2005	22.0%	26.5%	23.8%

Percent increase/(decrease)	6.2%	2.0%	4.5%
Gross profit as a percentage of net sales increased at Trade Source primarily due to the Company’s acquisition of Marketing Impressions which allowed PHI to directly source certain of its fan accessory products. In addition, Trade Source benefited from lower costs associated with markdowns and product resets primarily as a result of the loss of the indoor and outdoor lighting product orders by Lowe’s. Similarly, Design Trends’ gross profit as a percentage of net sales increased primarily as a result of lower amounts set aside for product reset costs, partially offset by higher amounts set aside for other vendor programs to Lowe’s.
For fiscal year 2007, management expects gross profit as a percentage of net sales of the TSI segment to remain consistent with the six months ended December 31, 2006, provided that the segment maintains a sales mix, customer concentration, and level of vendor program commitment similar to what it maintained during the first half of fiscal year 2007.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $387,000 to $5,135,000 or 19.3% of net sales for the quarter ended December 31, 2006, compared to $4,748,000 or 16.6% of net sales for the same period last year.

Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	December 31,	December 31,	Over Prior
	2006	2005	Year Period
Salaries and wages	$1,809	$1,682	$127
Accounting, legal and consulting	595	448	147
Other	2,731	2,618	113

	$5,135	$4,748	$387

Increases in salaries and wages resulted from higher salaries due to increases in the salaries of current employees to remain competitive with market conditions.
Accounting, legal and consulting fees increased as a result of (i) the timing of the Company’s testing of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, (ii) higher legal costs to assist the Company with obtaining patents on new products and designs, and (iii) consulting expense resulting from the acquisition of Marketing Impressions.
The increase in other SG&A expenses primarily resulted from an investment in Teiber product displays to support the increase in net sales, offset by a decrease in other general expenses.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for the last six months of fiscal year 2007 will be relatively consistent with results generated in the last six months of fiscal year 2006.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $48,000 to $201,000 for the quarter ended December 31, 2006, compared to $153,000 for the same period last year. The increase resulted from depreciation and amortization of the fixed assets, non-compete covenants and intellectual property obtained by the Company as a result of its acquisition of Marketing Impressions.
Interest Expense. Net interest expense of the Company increased $71,000 to $393,000 for the quarter ended December 31, 2006 from $322,000 for the quarter ended December 31, 2005. This increase was primarily the result of (i) higher interest rates in effect during the quarter ended December 31, 2006, compared to the prior year quarter due to an increase in the London Interbank Offered Rate (“LIBOR”) over the prior year quarter and (ii) higher average outstanding balances on the Company’s sources of debt. The outstanding balances under the revolving lines of credit were higher during the current quarter as a result of cash used to fund the acquisition of Marketing Impressions, increases in inventory due to the transition of ceiling fan manufacturing from Taiwan to China and increases in builder ceiling fan inventories related to the Energy Policy Act of 2005.
Minority Interests. Minority interests decreased $226,000 to $513,000 for the quarter ended December 31, 2006, compared to $739,000 for the same period in the previous year. The decrease in minority interests resulted from the acquisition of Marketing Impressions, which increased the Company’s effective ownership of PHI to 100% and eliminated minority interest in connection with PHI. The decrease in minority interests was partially offset by increased profits at Design Trends as compared to the same quarter in the prior year.

Provision for Income Taxes. The provision for income tax was $782,000 or 34.3% of income before income taxes for the quarter ended December 31, 2006, compared to $929,000 or 35.4% of income before taxes for the quarter ended December 31, 2005. The benefit primarily resulted from lower state taxes.
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
A condensed overview of results for the six months ended December 31, 2006, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2006			December 31, 2005
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$30,229	$24,460	$54,689	$31,656	$27,996	$59,652
Cost of goods sold	(19,572)	(17,811)	(37,383)	(20,415)	(21,903)	(42,318)
Gross profit	10,657	6,649	17,306	11,241	6,093	17,334
Gross profit as a % of net sales	35.3%	27.2%	31.6%	35.5%	21.8%	29.1%

Selling, general and administrative	(7,065)	(3,154)	(10,219)	(6,403)	(3,243)	(9,646)
As a % of net sales	23.4%	12.9%	18.7%	20.2%	11.6%	16.2%

Depreciation and amortization	(279)	(122)	(401)	(293)	(18)	(311)

Total operating expenses	(7,344)	(3,276)	(10,620)	(6,696)	(3,261)	(9,957)

Income from operations	3,313	3,373	6,686	4,545	2,832	7,377

Interest expense, net	(732)	(29)	(761)	(580)	(46)	(626)

Income before income taxes and minority interests	2,581	3,344	5,925	3,965	2,786	6,751
Provision for income taxes	(888)	(875)	(1,763)	(1,422)	(428)	(1,850)

Income before minority interests	1,693	2,469	4,162	2,543	2,358	4,901
Minority interests	—	(778)	(778)	—	(1,472)	(1,472)

Net income	$1,693	$1,691	$3,384	$2,543	$886	$3,429

Net Sales. Net sales for the Company decreased $4,963,000 or 8.3% to $54,689,000 for the six months ended December 31, 2006, compared to $59,652,000 for the six months ended December 31, 2005.
Net sales from the Craftmade segment decreased $1,427,000 or 4.5% to $30,229,000 for the six months ended December 31, 2006 from $31,656,000 for the six months ended December 31, 2005. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade® lighting products as a result of the weak overall housing market. These decreases were partially offset by increases in net sales of builder series ceiling fans and a 22.6% increase in net sales of the Teiber product lines.

Management continues to focus on introducing new products and expanding Teiber accounts to offset the weak housing market. Management believes that long-term growth will be favorably affected by more competitive pricing as Craftmade develops more competitive sourcing throughout China and as it strengthens its product offering through its enhanced product development efforts.
Net sales of the TSI segment declined $3,536,000 or 12.6% to $24,460,000 for the six months ended December 31, 2006 from $27,996,000 for the six months ended December 31, 2005, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Six Months Ended	Source	Trends	Total
December 31, 2006	$14,484	$9,976	$24,460
December 31, 2005	16,940	11,056	27,996

Dollar increase/(decrease)	$(2,456)	$(1,080)	$(3,536)

Percent increase/(decrease)	(14.5%)	(9.8%)	(12.6%)
The decrease in net sales of Trade Source was primarily the result of a decline in orders from Lowe’s related to indoor lighting, outdoor lighting and fan accessories, discussed in this section under “Results of Operations — Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005.” On November 13, 2006, Lowe’s notified Trade Source that it will no longer supply the 14 indoor and outdoor lighting SKU’s previously sold to Lowe’s via direct import. Management has been told that Lowe’s will be sourcing these products directly itself from various overseas manufacturers. Trade Source has shipped all outstanding orders of discontinued products as of January 31, 2007. Additional information is detailed in the Current Report on Form 8-K as filed with the SEC on November 15, 2006.
The decline in net sales of Design Trends was primarily due to the previously disclosed reduction of SKU’s sold to Lowe’s in the seven of 11 regional distribution that Design Trends currently supplies. Design Trends currently provides approximately 60% of the SKU’s in the mix and match portable lamp display set marketed under Lowe’s private label as compared to 100% in the six month period ended December 31, 2005.
In November 2006, Design Trends began supplying a portion of its mix and match portable lamps to the four Lowe’s regional distribution centers and stores that Design Trends had not been supplying since the quarter ended September 30, 2005. Currently, Design Trends supplies mix and match portable lamps to all 11 Lowe’s regional distribution centers. As discussed in this section under “Results of Operations — Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005,” management believes that based on the amount of product currently shipped to Lowe’s, Design Trends continues to be Lowe’s largest portable lamp vendor and has been invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur throughout the year for each product category and give both Trade Source and Design Trends the potential to add new SKU’s, but could also result in a partial or complete reduction of existing SKU’s to the product lines currently offered to Lowe’s.
Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers, and to expand the business to new customers.

Gross Profit. Gross profit of the Company as a percentage of net sales increased 2.5% to 31.6% for the six months ended December 31, 2006, compared to 29.1% for the six months ended December 31, 2005.
Gross profit as a percentage of net sales of the Craftmade segment of 35.3% for the six months ended December 31, 2006 was slightly lower than gross profit as a percentage of net sales in the six months ended December 31, 2005. An increase in net sales of product lines that carry a slightly lower gross profit as a percentage of net sales were offset by a reduction in duties paid for certain products from the American Jobs Creation Act of 2004 (“AJCA”). The AJCA contains a provision that allowed ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31, 2006. The provision was recently extended through December 31, 2009.
The Company anticipates that gross profit as a percentage of net sales of the Craftmade segment will slightly improve in fiscal year 2007 as it develops more competitive sourcing throughout China.
Gross profit as a percentage of net sales of the TSI segment increased 5.4% to 27.2% of net sales for the six months ended December 31, 2006, compared to 21.8% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Six Months Ended	Source	Trends	Total
December 31, 2006	28.3%	25.6%	27.2%
December 31, 2005	16.6%	23.6%	21.8%

Percent increase/(decrease)	11.7%	2.0%	5.4%
Gross profit as a percentage of net sales increased at Trade Source primarily due to the Company’s acquisition of Marketing Impressions which allowed PHI to directly source certain of its fan accessory products. In addition, Trade Source benefited from lower costs associated with markdowns and product resets primarily as a result of the loss of the indoor and outdoor lighting product orders by Lowe’s. Similarly, Design Trends’ gross profit as a percentage of net sales increased primarily as a result of lower amounts set aside for product reset costs, partially offset by higher amounts set aside for other vendor programs to Lowe’s.
For fiscal year 2007, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the six months ended December 31, 2006, provided that the segment maintains a sales mix, customer concentration, and level of vendor program commitment similar to what it maintained during the first half of the fiscal year.

Selling, General and Administrative Expenses. Total SG&A expenses of the Company increased $573,000 to $10,219,000 or 18.7% of net sales for the six months ended December 31, 2006, compared to $9,646,000 or 16.2% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Six Months Ended		(Decrease)
	December 31,	December 31,	Over Prior
	2006	2005	Year Period
Salaries and wages	$3,486	$3,375	$111
Accounting, legal and consulting	1,062	1,072	(10)
Other	5,671	5,199	472

	$10,219	$9,646	$573

Increases in salaries and wages primarily resulted from higher salaries due to increases in salaries of current employees to remain competitive with market conditions.
The increase in other SG&A expenses primarily resulted from an investment in Teiber product displays to support the increase in net sales, offset by a decrease in other general expenses.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for the last six months of fiscal year 2007 will be relatively consistent with results generated in the last six months of fiscal year 2006.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $90,000 to $401,000 for the six months ended December 31, 2006, compared to $311,000 for the same period last year. The increase resulted from depreciation and amortization of the fixed assets, non-compete covenants and intellectual property obtained by the Company as a result of the acquisition of Marketing Impressions.
Interest Expense. Net interest expense of the Company increased $135,000 to $761,000 for the six months ended December 31, 2006 from $626,000 for the six months ended December 31, 2005. This increase was primarily the result of (i) higher interest rates in effect during the six months ended December 31, 2006, compared to the six months ended December 31, 2005, due to an increase in LIBOR over the prior year quarter and (ii) higher average outstanding balances on the Company’s sources of debt. The outstanding balances under the revolving lines of credit were higher during the current quarter as a result of cash used to fund the acquisition of Marketing Impressions, increases in inventory due to the transition of ceiling fan manufacturing from Taiwan to China and increases in builder ceiling fan inventories related to the Energy Policy Act of 2005.
Minority Interests. Minority interests decreased $694,000 to $778,000 for the six months ended December 31, 2006, compared to $1,472,000 for the same period in the previous fiscal year. The decrease in minority interests resulted from the acquisition of Marketing Impressions, which increased the Company’s effective ownership of PHI to 100% and eliminated minority interest in connection with PHI. The decrease in minority interests was partially offset by increased profits at Design Trends as compared to the same six month period in the prior fiscal year.

Provision for Income Taxes. The provision for income tax was $1,763,000 or 34.3% of income before income taxes for the six months ended December 31, 2006, compared to $1,850,000 or 35.0% of income before taxes for the six months ended December 31, 2005. The benefit primarily resulted from lower state taxes.
Liquidity and Capital Resources
     The Company’s cash decreased $1,700,000 from $2,164,000 at June 30, 2006 to $464,000 at December 31, 2006. Cash decreased as a result of the Company sweeping excess cash balances against its line of credit on a daily basis at PHI. Net cash provided by the Company’s operating activities decreased $3,815,000 to $836,000 for the six months ended December 31, 2006, compared to $4,651,000 for the same period last year. The decrease in cash flow from operations resulted primarily from (a) higher inventory balances due to the transition of production to manufacturers in China and (b) settlement of accounts payable balances arising from the acquisition of Marketing Impressions.
     The $2,793,000 of cash used in investing activities was primarily related to the acquisition of Marketing Impressions and the ongoing upgrade of existing computer systems.
     Cash obtained from financing activities of $257,000 was primarily the result of net proceeds from the Company’s revolving lines of credit of $3,008,000 to fund the acquisition of Marketing Impressions and increase in inventory, offset by (i) distributions to minority interest members totaling $1,347,000, (ii) cash dividends of $1,249,000, and (iii) principal payments on the Company’s notes payable of $555,000.
     The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments and any future dividend payments, as well as its projected growth over the next twelve months.
     Management anticipates that future cash flows will be used primarily to retire existing debt, pay dividends, fund potential acquisitions or other investments that will enhance long-term shareholder value and distribute earnings to its minority interest member. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“Interpretation 48”). Interpretation 48 clarifies SFAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Company adopted Interpretation 48 effective for its fiscal year beginning on July 1, 2007. The Company has not yet determined the impact, if any, that the adoption of Interpretation 48 will have on its financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157: Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands required disclosures about fair value measurements. This statement applies in connection with other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 will have on its consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in order to standardize the way public companies quantify financial statement misstatements. SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact that the adoption of SAB 108 will have on its consolidated financial statements.
Outstanding Debt
     The Company’s current revolving lines of credit and notes payable are summarized in the following table:
Summary of Revolving Lines of Credit and Notes Payable
At December 31, 2006

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving line of credit	$30,000,000	$21,162,000	LIBOR plus 1.50%	September 1, 2009
Note payable — facility	N/A	802,000	8.302%	January 1, 2008

		$21,964,000

     On September 18, 2006, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Frost Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”). The Frost Loan Agreement amends the Restated Loan Agreement dated October 31, 2005, between Craftmade and Frost. Also, on September 18, 2006, Craftmade executed a Revolving Promissory Note (the “Note”) payable to the order of Frost, in the principal amount of $30,000,000 or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory, with an interest rate equal to LIBOR, plus 1.5%. The LIBOR rate in effect at December 31, 2006 was 5.35%. There was $5,261,000 available to borrow under the Note at December 31, 2006. The Note will mature on September 1, 2009.
     The Frost Loan Agreement contains financial covenants that require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 3.0 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Frost Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. All wholly-owned subsidiaries of Craftmade and Design Trends, a 50% owned subsidiary of Craftmade, have agreed to be guarantors of the Frost Loan Agreement (the “Guarantors”). Craftmade and each of the Guarantors have granted a security interest to Frost in each of their accounts receivable and inventory.
     Under this line of credit, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $212,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $1,058,000. The Company does not have any agreements to hedge against the potential rising of interest rates.

     At December 31, 2006, $802,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008.
     Management does not anticipate that the covenants and other restrictions contained in its lines of credit and loan agreements will limit the Company’s growth potential.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
      Foreign Currency Risk
     General. The Company historically has purchased a substantial amount of ceiling fans and other products of its Craftmade segment from a Taiwanese company. The Company’s verbal understanding with its Taiwanese manufacturer has provided that all transactions are to be denominated in U.S. dollars; however, the understanding further provided that, in the event that the value of the U.S. dollar appreciated or depreciated against the Taiwan dollar by one Taiwan dollar or more, costs associated with purchasing its product would be adjusted by 2.5%. The Company completed the transition of all manufacturing from Taiwan to China during the quarter ended December 31, 2006.
     The Company now purchases substantially all of its products for its Craftmade and TSI segments from numerous manufacturing companies located in China. On July 21, 2005, China’s central bank adjusted the exchange rate of the Chinese yuan to the U.S. dollar and fluctuations in the Chinese yuan against the U.S. dollar are expected to continue. All transactions with Chinese manufacturers are denominated in U.S. dollars, but fluctuations in the exchange rate between the U.S. dollar and Chinese yuan could affect the pricing of items manufactured in China.
     The following table summarizes, for the periods indicated, the exchange rate of the United States dollar (“USD”) to the Taiwan dollar (“TWD”) and Chinese yuan (“YUAN”):

	USD:TWD	USD:YUAN
June 30, 2005	31.665	8.287
September 30, 2005	33.270	8.110
December 31, 2005	32.951	8.073
March 31, 2006	32.568	8.035
June 30, 2006	32.619	8.006
September 30, 2006	33.119	7.917
December 31, 2006	32.590	7.817

The following table summarizes the Company’s purchases from non-U.S. sources during the quarter ended December 31, 2006:
Summary of Foreign Purchases
Quarter Ended December 31, 2006
(In thousands)

China	$13,420
Taiwan	848
     The following table estimates that an appreciation of the Chinese yuan to the U.S. dollar would cause the following changes to cost of goods sold and net income based on the Company’s anticipated purchases from Chinese manufacturing companies for the quarter ended December 31, 2006 on an annualized basis:
Hypothetical Appreciation
of Foreign Currencies
(Dollars in thousands)

	Annual	Annual
Foreign	Increase in	Decrease in
Currency	Cost of	Net
Appreciation	Sales	Income
1%	$537	$325
5%	2,683	1,624
     Managing Market Risk. A sharp appreciation of the Chinese yuan relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates because the Company believes (i) the cost associated with such instruments would outweigh the benefits that would be obtained from utilizing such instruments and (ii) this risk is not unique to Craftmade as its competitors also purchase a majority of their products from Asian manufacturers.
     Other Market Risks. Other market risks at December 31, 2006 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, as filed with the SEC on September 13, 2006. For a discussion of the effects of hypothetical changes in interest rates, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on November 28, 2006. With respect to the election of directors, the shares were voted as follows:

	Number of Votes
	of Common Stock
Nominee	For	Withheld
James R. Ridings	4,389,551	28,353
Clifford F. Crimmings	4,356,333	57,021
John S. DeBlois	4,381,677	27,127
William E. Bucek	4,091,294	321,577
L. Dale Griggs	4,119,587	293,767
A. Paul Knuckley	4,336,888	76,466
R. Don Morris	4,091,294	322,060
Lary C. Snodgrass	4,338,038	75,316
Richard T. Walsh	4,090,471	322,883

With respect to the ratification of BDO Seidman, LLP as the Company’s independent auditors for 2007, the votes were as follows:

	Number of Votes
Number of Votes Voted For	Voted Against	Abstentions
4,388,409	22,465	2,480
With respect to the approval of the Craftmade International, Inc. 2006 Long-Term Incentive Plan, the votes were as follows:

	Number of Votes
Number of Votes Voted For	Voted Against	Abstentions	Non-Votes
3,093,462	184,662	31,258	1,103,972
Item 5. Other Information
     Not Applicable
Item 6. Exhibits
2.1	Stock Purchase Agreement between Craftmade International, Inc., Trade Source International, Inc., and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

2.2	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.4	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.7	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.9	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.3	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.4	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.5	Second Amended and Restated Loan Agreement with Frost dated September 18, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.6	Revolving Promissory Note (the “Note”) with dated September 18, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.7	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.8	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.9	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.10	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.11	Restricted Stock Award Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC. (Registrant)
Date: February 7, 2007	/s/ James R. Ridings
JAMES R. RIDINGS
Chairman of the Board and Chief Executive Officer

Date: February 7, 2007	/s/ J. Marcus Scrudder
J. MARCUS SCRUDDER Chief Financial Officer

Index to Exhibits

Exhibit
Number	Description

2.1	Stock Purchase Agreement between Craftmade International, Inc., Trade Source International, Inc., and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

2.2	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.4	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.7	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Exhibit
Number	Description

2.9	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-18 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.3	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.4	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as an exhibit to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10Q for the quarter ended December 31, 1995, and herein incorporated by reference.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as an exhibit in Form 10-Q for the quarter ended December 31, 1995, and herein incorporated by reference.

Exhibit
Number	Description

10.3	Craftmade International, Inc. 1999 Stock Option Plan, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.4	Craftmade International, Inc. 2000 Non-Employee Director Stock Plan, filed as Exhibit B to the Company’s Proxy Statement on Schedule 14A filed October 4, 2000 (File No. 000-26667) and herein incorporated by reference.

10.5	Second Amended and Restated Loan Agreement with Frost dated September 18, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.6	Revolving Promissory Note (the “Note”) with dated September 18, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.7	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.8	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.9	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.10	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.11	Restricted Stock Award Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.