Form 10-Q
period 2007-03-31
CRAFTMADE INTERNATIONAL INC
filed 2007-05-10
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,204,500 as of April 30, 2007.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Net sales	$22,492	$27,154	$77,181	$86,806
Cost of goods sold	(15,401)	(18,586)	(52,784)	(60,904)

Gross profit	7,091	8,568	24,397	25,902

Gross profit as a percentage of net sales	31.5%	31.6%	31.6%	29.8%

Selling, general and administrative expenses	(5,483)	(5,060)	(15,702)	(14,692)
Depreciation and amortization	(195)	(137)	(596)	(448)

Total operating expenses	(5,678)	(5,197)	(16,298)	(15,140)

Income from operations	1,413	3,371	8,099	10,762

Interest expense, net	(351)	(290)	(1,112)	(916)

Other expenses	—	(36)	—	(50)

Income before income taxes and minority interests	1,062	3,045	6,987	9,796
Income taxes	118	(573)	(1,645)	(2,423)

Income before minority interests	1,180	2,472	5,342	7,373

Minority interests	(447)	(724)	(1,225)	(2,196)

Net income	$733	$1,748	$4,117	$5,177

Weighted average common shares outstanding:
Basic	5,204	5,201	5,204	5,201
Diluted	5,206	5,211	5,207	5,210

Basic earnings per common share	$0.14	$0.34	$0.79	$1.00

Diluted earnings per common share	$0.14	$0.34	$0.79	$0.99

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	March 31,	June 30,
	2007	2006
	(Unaudited)
Current assets
Cash	$166	$2,164
Accounts receivable — net of allowance of $202 and $293, respectively	16,018	19,802
Inventories — net of allowance of $568 and $934, respectively	19,613	21,085
Income taxes receivable	1,174	—
Deferred income taxes	1,400	1,252
Prepaid expenses and other current assets	1,703	988

Total current assets	40,074	45,291

Property and equipment
Land	1,535	1,535
Building	7,796	7,796
Office furniture and equipment	4,102	3,320
Leasehold improvements	194	187

	13,627	12,838
Less: accumulated depreciation	(5,190)	(4,740)

Total property and equipment, net	8,437	8,098

Other assets
Goodwill	13,202	11,480
Other intangibles, net of accumulated amortization of $186 and $41, respectively	1,554	169
Other assets	10	23

Total other assets	14,766	11,672

Total assets	$63,277	$65,061

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2007	2006
	Unaudited
Current liabilities
Book overdrafts	$169	$70
Notes payable — current	516	1,135
Revolving lines of credit	—	2,173
Accounts payable	5,484	7,544
Commissions payable	279	274
Income taxes payable	—	114
Accrued customer allowances	1,877	2,637
Other accrued expenses	1,077	1,073

Total current liabilities	9,402	15,020

Other non-current liabilities
Revolving line of credit	17,519	15,981
Other long-term expenses	916	793
Deferred income taxes	824	345
Notes payable — long term	—	223

Total other non-current liabilities	19,259	17,342

Total liabilities	28,661	32,362

Minority interests	3,290	3,662

Commitments and contingencies (Note 6)

Stockholders’ equity
Series A cumulative, convertible callable preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,704,420 shares issued	97	97
Additional paid-in capital	17,803	17,757
Retained earnings	51,552	49,309
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	31,326	29,037

Total liabilities, minority interests and stockholders’ equity	$63,277	$65,061

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2007	2006
Net cash provided by operating activities	$5,828	$8,609

Cash flows from investing activities
Acquisition of Marketing Impressions, Inc.
Initial payment and acquisition-related costs, net of cash acquired	(1,501)	—
Additional contingent consideration	(1,075)	—
Additions to property and equipment	(575)	(163)

Cash used in investing activities	(3,151)	(163)

Cash flows from financing activities
Cash dividends	(1,873)	(1,780)
Distributions to minority interest members	(1,597)	(2,830)
Principal payments on notes payable	(842)	(1,243)
Net payments on lines of credit	(636)	(10,703)
Capital lease financing	164	—
Increase/(decrease) in book overdrafts	99	(361)
Stock options exercised	10	17

Net cash used in financing activities	(4,675)	(16,900)

Net decrease in cash	(1,998)	(8,454)
Cash at beginning of period	2,164	9,145

Cash at end of period	$166	$691

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 2 — ACQUISITION OF MARKETING IMPRESSIONS, INC.
Effective July 1, 2006, TSI acquired Marketing Impressions, Inc., a Georgia corporation (“Marketing Impressions”). Marketing Impressions owned the remaining 50% interest in the Company’s limited liability company PHI and also supplied the Company with certain fan accessory products. This acquisition increased the Company’s effective ownership of PHI to 100% and has been accounted for using the purchase method of accounting. The transaction enables the Company to benefit from 100% of PHI’s earnings, gives the Company complete control over the operations of PHI and also allows it to source certain of its fan accessory products directly. The Company believes that operational control, the ability to source certain products directly and the additional earnings obtained from 100% ownership support the goodwill resulting from the transaction.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The purchase price, including amounts for patents and trademarks and non-compete agreements, is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(In thousands)

As of March 31, 2007:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	1,185
Acquisition-related costs	214

Total consideration as of March 31, 2007	$2,686

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additional Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (not to exceed $750,000)	15%
The Company has estimated that the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011 to be a total of $4,711,442. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The preliminary purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the effective date of acquisition and is summarized as follows:
Preliminary Purchase Price Allocation
(In thousands)

Assets:
Accounts receivable	$368
Inventory	2
Property and equipment	214
Acquired intangibles	1,530
Goodwill	1,716

3,830

Liabilities:
Accounts payable	1,120
Note payable and other liabilities	24

1,144

Total purchase price as of March 31, 2007	$2,686

The amount of goodwill allocated to the purchase price was $1,716,000, all of which is deductible for tax purposes over a 15 year period. In connection with the acquisition, the Company acquired certain identifiable intangible assets, including patents, trademarks and covenants not-to-compete. The gross amounts of such assets along with the range of amortizable lives are as follows:
Summary of Acquired Intangibles
(In thousands)

	Life	Gross
	in Years	Amount
Patents and trademarks	15	$710
Non-compete covenants	7	820

		$1,530

The value of the patents, trademarks and covenants not-to-compete was based on an independent appraisal. Annual amortization expense is estimated to be $172,000 per fiscal year.
The following table sets forth the unaudited pro forma results of operations of the Company as if the Marketing Impressions acquisition had occurred at the beginning of each fiscal year. Since the acquisition was effective at the beginning of the fiscal year on July 1, 2006, pro forma amounts equal actual amounts for the periods ended March 31, 2007. The pro forma amounts for the periods ended March 31, 2006 do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future. Management does not believe that the same amount of additional earnings from the acquisition will necessarily be obtained in the current fiscal year or in the future.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unaudited Pro Forma Results
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Net sales(1)
As reported	$22,492	$27,154	$77,181	$86,806
Pro forma	22,492	27,154	77,181	86,806

Net income(2)
As reported	$733	$1,748	$8,099	$5,177
Pro forma	733	1,960	8,099	5,942

Diluted earnings per share
As reported	$0.14	$0.34	$0.79	$0.99
Pro forma	0.14	0.38	0.79	1.14

(1)	Since net sales of Marketing Impressions, Inc. represent sales to Craftmade, they eliminate in consolidation. Net sales of PHI have historically been included in consolidated net sales of the Company in accordance with FIN 46R. Accordingly, pro forma net sales equal actual net sales.

(2)	Pro forma net income includes the remaining 50% net income of PHI (minority interest portion) plus additional gross margin for certain products, less interest, depreciation, amortization, and consulting fees.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$733	$1,748	$4,117	$5,177

Denominator for basic EPS
Weighted average common shares outstanding	5,204	5,201	5,204	5,201

Denominator for diluted EPS
Weighted average common shares outstanding	5,204	5,201	5,204	5,201
Incremental shares for stock options	2	10	3	9

Dilutive weighted average common shares	5,206	5,211	5,207	5,210

Basic earnings per share	$0.14	$0.34	$0.79	$1.00

Diluted earnings per share	$0.14	$0.34	$0.79	$0.99

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents net sales, income from operations and net income for the reportable segments:
Summary of Segment Information

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(In thousands)
Net sales
Craftmade	$13,714	$14,704	$43,942	$46,360
TSI	8,778	12,450	33,239	40,446

Total	$22,492	$27,154	$77,181	$86,806

Income from operations
Craftmade	$996	$1,950	$4,310	$6,495
TSI	417	1,421	3,789	4,267

Total	$1,413	$3,371	$8,099	$10,762

Net income
Craftmade	$496	$1,111	$2,189	$3,653
TSI	237	637	1,928	1,524

Total	$733	$1,748	$4,117	$5,177

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company has recognized compensation cost for all stock-based payments granted subsequent to July 1, 2005 in the consolidated financial statements, summarized as follows:
Stock-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)
Stock-based compensation expense recognized:
Selling, general & administrative	$26	$6	$36	$15
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense

Expected
Future
Fiscal Year Ending	Compensation
June 30,	Cost
(In thousands)
2007 (remaining three months)	$28
2008	113
2009	113
2010	113
2011	52

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about outstanding and exercisable options at March 31, 2007:
Stock Option Information

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)
Outstanding at June 30, 2006	19,500	$15.78	5.9
Options granted	85,000	18.49
Options exercised	(1,000)	6.75
Options forfeited	—	—
Options expired	—	—

Outstanding at March 31, 2007	103,500	$18.09	9.1

Exercisable at March 31, 2007	18,500	$16.26	6.1

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:
Weighted-Average Stock Option Assumptions

	Fiscal	Fiscal	Fiscal
	2007	2006	2005
Expected volatility	36%	45%	47%
Risk-free interest rate	4.9%	4.5%	3.7%
Expected lives	4 years	4 years	4 years
Dividend yield	2.6%	2.7%	1.9%
Weighted average fair value of options granted	$5.31	$5.88	$7.43
Note 6 — COMMITMENTS AND CONTINGENCIES
There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
A condensed overview of results for the three months ended March 31, 2007 and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$13,714	$8,778	$22,492	$14,704	$12,450	$27,154
Cost of goods sold	(8,765)	(6,636)	(15,401)	(9,197)	(9,389)	(18,586)

Gross profit	4,949	2,142	7,091	5,507	3,061	8,568
Gross profit as a % of net sales	36.1%	24.4%	31.5%	37.5%	24.6%	31.6%

Selling, general and administrative	(3,823)	(1,660)	(5,483)	(3,416)	(1,644)	(5,060)
As a % of net sales	27.9%	18.9%	24.4%	23.2%	13.2%	18.6%

Depreciation and amortization	(130)	(65)	(195)	(141)	4	(137)

Total operating expenses	(3,953)	(1,725)	(5,678)	(3,557)	(1,640)	(5,197)

Income from operations	996	417	1,413	1,950	1,421	3,371

Interest expense, net	(352)	1	(351)	(266)	(24)	(290)
Other expenses	—	—	—	(36)	—	(36)

Income before income taxes and minority interests	644	418	1,062	1,648	1,397	3,045
Provision for income taxes	(148)	266	118	(537)	(36)	(573)

Income before minority interests	496	684	1,180	1,111	1,361	2,472
Minority interests	—	(447)	(447)	—	(724)	(724)

Net income	$496	$237	$733	$1,111	$637	$1,748

Net Sales. Net sales for the Company decreased $4,662,000 or 17.2% to $22,492,000 for the quarter ended March 31, 2007, compared to $27,154,000 for the quarter ended March 31, 2006.
Net sales from the Craftmade segment decreased $990,000 or 6.7% to $13,714,000 for the quarter ended March 31, 2007 from $14,704,000 for the quarter ended March 31, 2006. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade® lighting products as a result of the weak overall housing market. These decreases were partially offset by an increase in net sales from the Durocraft product line consisting of gauges, thermostats and clocks.
Management continues to focus on introducing new lighting products, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by more competitive product sourcing and additional product offerings through enhanced product development efforts.
Net sales of the TSI segment declined $3,672,000 or 29.5% to $8,778,000 for the quarter ended March 31, 2007 from $12,450,000 for the quarter ended March 31, 2006, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Three Months Ended	Source	Trends	Total
March 31, 2007	$4,989	$3,789	$8,778
March 31, 2006	8,034	4,416	12,450

Dollar decrease	$(3,045)	$(627)	$(3,672)

Percent decrease	(37.9%)	(14.2%)	(29.5%)
The decrease in net sales of Trade Source was primarily the result of a decline in orders from Lowe’s Companies, Inc. (“Lowe’s”) related to indoor lighting, outdoor lighting and fan accessories. On November 13, 2006, Lowe’s notified Trade Source that it will no longer supply the 14 indoor and outdoor lighting SKU’s previously sold to Lowe’s via direct import. Management has been told that Lowe’s will be sourcing these products directly from various overseas manufacturers. Trade Source shipped all outstanding orders of discontinued products as of January 31, 2007. Additional information is detailed in the Current Report on Form 8-K as filed with the SEC on November 15, 2006.
Trade Source’s net sales for the quarter ended March 31, 2006 also benefited from a reset of fan accessory products at Lowe’s for PHI. The Company began shipping the vast majority of products for the current reset in April 2007.
The decrease in net sales of Design Trends primarily resulted from the timing of orders from Lowe’s. Management believes that the decline is related to seasonality of the category, the retailer’s sales forecasts, targeted levels of replenishment inventory, targeted inventory turns, reduced demand as a result of current economic conditions particularly as it relates to the housing industry and other factors that are within the realm of the retailer’s control. Design Trends supplies mix and match portable lamps to all 11 Lowe’s regional distribution centers. Based on the most recent annual line review, management believes that Lowe’s remains committed to the lighting program with Design Trends. Management believes that based on the amount of product currently shipped to Lowe’s, Design Trends continues to be Lowe’s largest portable lamp vendor for Lowe’s mix and match portable lamp program. Design Trends has been invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur throughout the year for each product category and give both Trade Source and Design Trends the potential to add new SKU’s; however, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKU’s in the product lines currently offered to Lowe’s.
Management expects that sales in the fourth quarter of the current fiscal year will increase over the third quarter due to the shipment of purchase orders received for non-core products from one of its Hong Kong based subsidiaries and the PHI reset of fan accessory products to over 1,300 Lowe’s stores in the fourth quarter of the current fiscal year. Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers, and to expand the business to new customers.

Gross Profit. Gross profit of the Company as a percentage of net sales slightly decreased by 0.1% to 31.5% for the quarter ended March 31, 2007, compared to 31.6% for the quarter ended March 31, 2006.
Gross profit as a percentage of net sales of the Craftmade segment of 36.1% for the quarter ended March 31, 2007 was 1.4% lower than the 37.5% obtained in the quarter ended March 31, 2006. The decrease in gross profit as a percentage of net sales resulted from a benefit obtained in the quarter ended March 31, 2006 from the recapture of duties related to prior periods as a result of an exemption of duties as prescribed by the American Jobs Creation Act of 2004 (“AJCA”). This non-recurring benefit totaled $631,000. The AJCA contains a provision that allowed ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and March 31, 2007. The provision was recently extended through December 31, 2009.
For fiscal year 2007, management expects gross profit as a percentage of net sales of the Craftmade segment to slightly improve from the results generated in the nine months ended March 31, 2007, as Craftmade begins to realize the benefits obtained from its competitive sourcing efforts in China.
The gross profit as a percentage of net sales of the TSI segment slightly decreased 0.2% to 24.4% of net sales for the quarter ended March 31, 2007, compared to 24.6% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Three Months Ended	Source	Trends	Total
March 31, 2007	23.9%	25.0%	24.4%
March 31, 2006	26.5%	21.1%	24.6%

Percent increase/(decrease)	(2.6%)	3.9%	(0.2%)
Gross profit as a percentage of net sales decreased at Trade Source primarily from higher product costs of fan accessories and an increase in returns of discontinued products from Lowe’s. Design Trends’ gross profit as a percentage of net sales increased primarily as a result of higher amounts set aside for product resets in the prior year to repackage existing products and reserve potentially obsolete inventory in advance of last year’s reset.
For fiscal year 2007, management expects gross profit as a percentage of net sales of the TSI segment to remain consistent with the nine months ended March 31, 2007, provided that the segment maintains a sales mix, customer concentration, and level of vendor program commitment similar to what it maintained during the first nine months of fiscal year 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $423,000 to $5,483,000 or 24.4% of net sales for the quarter ended March 31, 2007, compared to $5,060,000 or 18.6% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2007	2006	Year Period
Advertising	$548	$342	$206
Accounting, legal and consulting	618	461	157
Group health insurance	262	187	75
Other	4,055	4,070	(15)

	$5,483	$5,060	$423

The increase in advertising expenses primarily resulted from (i) an investment in Teiber product displays to support the increase in net sales, (ii) an increase in direct marketing to support the cornice window treatment program and (iii) an increase in catalog expense as a result of a new product catalog for Craftmade which introduced new ceiling fans and other products.
Accounting, legal and consulting fees increased as a result of (i) consulting expense resulting from the acquisition of Marketing Impressions and (ii) the timing of the Company’s testing of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
The increase in group health insurance resulted from a higher amount of claims for the period. Other expenses includes an investment in product development costs to support the PHI reset with Lowe’s which began in April 2007. The Company outsourced the product development to the previous PHI partner which historically had provided the product development. In the future, the Company plans to use its internal resources for product development.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for the last quarter of fiscal year 2007 will be relatively consistent with results generated in the first nine months of fiscal year 2007.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $58,000 to $195,000 for the quarter ended March 31, 2007, compared to $137,000 for the same period last year. The increase resulted from depreciation and amortization of the fixed assets, non-compete covenants and intellectual property obtained by the Company as a result of its acquisition of Marketing Impressions. See “Note 2 – Acquisition of Marketing Impressions, Inc.” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Expense. Net interest expense of the Company increased $61,000 to $351,000 for the quarter ended March 31, 2007 from $290,000 for the quarter ended March 31, 2006. This increase was primarily the result of (i) higher interest rates in effect during the quarter ended March 31, 2007, compared to the prior year quarter due to an increase in the London Interbank Offered Rate (“LIBOR”) over the prior year quarter and (ii) higher average outstanding balances on the Company’s sources of debt. The outstanding balances under the revolving lines of credit were higher during the current quarter as a result of cash used to fund the acquisition of Marketing Impressions, increases in inventory due to the transition of ceiling fan manufacturing from Taiwan to China and increases in builder ceiling fan inventories related to the Energy Policy Act of 2005.

Minority Interests. Minority interests decreased $277,000 to $447,000 for the quarter ended March 31, 2007, compared to $724,000 for the same period in the previous year. The decrease in minority interests resulted from the acquisition of Marketing Impressions, which increased the Company’s effective ownership of PHI to 100% and eliminated minority interest in connection with PHI.
Provision for Income Taxes. The provision for income tax was a benefit of $118,000 for the quarter ended March 31, 2007, compared to a charge of $573,000 for the quarter ended March 31, 2006. The income tax benefit primarily resulted from anticipated refunds from lower state apportionment rates applied to prior periods.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
A condensed overview of results for the nine months ended March 31, 2007, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2007			March 31, 2006
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$43,942	$33,239	$77,181	$46,360	$40,446	$86,806
Cost of goods sold	(28,336)	(24,448)	(52,784)	(29,612)	(31,292)	(60,904)

Gross profit	15,606	8,791	24,397	16,748	9,154	25,902
Gross profit as a % of net sales	35.5%	26.4%	31.6%	36.1%	22.6%	29.8%

Selling, general and administrative	(10,888)	(4,814)	(15,702)	(9,819)	(4,873)	(14,692)
As a % of net sales	24.8%	14.5%	20.3%	21.2%	12.0%	16.9%

Depreciation and amortization	(409)	(187)	(596)	(434)	(14)	(448)

Total operating expenses	(11,297)	(5,001)	(16,298)	(10,253)	(4,887)	(15,140)

Income from operations	4,309	3,790	8,099	6,495	4,267	10,762

Interest expense, net	(1,084)	(28)	(1,112)	(846)	(70)	(916)
Other expenses	—	—	—	(36)	(14)	(50)

Income before income taxes and minority interests	3,225	3,762	6,987	5,613	4,183	9,796
Provision for income taxes	(1,036)	(609)	(1,645)	(1,960)	(463)	(2,423)

Income before minority interests	2,189	3,153	5,342	3,653	3,720	7,373
Minority interests	—	(1,225)	(1,225)	—	(2,196)	(2,196)

Net income	$2,189	$1,928	$4,117	$3,653	$1,524	$5,177

Net Sales. Net sales for the Company decreased $9,625,000 or 11.1% to $77,181,000 for the nine months ended March 31, 2007, compared to $86,806,000 for the nine months ended March 31, 2006.

Net sales from the Craftmade segment decreased $2,418,000 or 5.2% to $43,942,000 for the nine months ended March 31, 2007 from $46,360,000 for the nine months ended March 31, 2006. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade® lighting products as a result of the weak overall housing market. These decreases were partially offset by a 13.4% increase in net sales of Teiber product lines and an increase in net sales from the Durocraft product line consisting of gauges, thermostats and clocks.
Management continues to focus on introducing new lighting products, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by more competitive product sourcing and additional product offerings through enhanced product development efforts.
Net sales of the TSI segment declined $7,207,000 or 17.8% to $33,239,000 for the nine months ended March 31, 2007 from $40,446,000 for the nine months ended March 31, 2006, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Nine Months Ended	Source	Trends	Total
March 31, 2007	$19,473	$13,766	$33,239
March 31, 2006	24,973	15,473	40,446

Dollar decrease	$(5,500)	$(1,707)	$(7,207)

Percent decrease	(22.0%)	(11.0%)	(17.8%)
The decrease in net sales of Trade Source was primarily the result of the previously described decline in orders from Lowe’s related to indoor lighting, outdoor lighting and fan accessories.
The decrease in net sales of Design Trends primarily resulted from the timing of orders from Lowe’s. Management believes that the decline is related to seasonality of the category, the retailer’s sales forecasts, targeted levels of replenishment inventory, targeted inventory turns, reduced demand as a result of current economic conditions particularly as it relates to the housing industry and other factors that are within the realm of the retailer’s control. Design Trends supplies mix and match portable lamps to all 11 Lowe’s regional distribution centers. Based on the most recent annual line review, management believes that Lowe’s remains committed to the lighting program with Design Trends. Management believes that based on the amount of product currently shipped to Lowe’s, Design Trends continues to be Lowe’s largest portable lamp vendor for Lowe’s mix and match portable lamp program. Design Trends has been invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur throughout the year for each product category and give both Trade Source and Design Trends the potential to add new SKU’s; however, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKU’s in the product lines currently offered to Lowe’s.
Management expects that sales in the fourth quarter of the current fiscal year will increase over the third quarter due to the shipment of purchase orders received for non-core products from one of its Hong Kong based subsidiaries and the PHI reset that began shipping fan accessory products to over 1,300 Lowe’s stores in the fourth quarter of the current fiscal year. Future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers, and to expand the business to new customers.

Gross Profit. Gross profit of the Company as a percentage of net sales increased 1.8% to 31.6% for the nine months ended March 31, 2007, compared to 29.8% for the nine months ended March 31, 2006.
Gross profit as a percentage of net sales of the Craftmade segment of 35.5% for the nine months ended March 31, 2007 was 0.6% lower than gross profit as a percentage of net sales in the nine months ended March 31, 2006. An increase in net sales of product lines that carry a slightly lower gross profit as a percentage of net sales were offset by a non-recurring benefit obtained in the quarter ended March 31, 2006 from the recapture of duties related to prior periods as a result of an exemption of duties as prescribed by the American Jobs Creation Act of 2004 (“AJCA”). This non-recurring benefit totaled $225,000. The AJCA contains a provision that allowed ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and March 31, 2007. The provision was recently extended through December 31, 2009.
For fiscal year 2007, management expects gross profit as a percentage of net sales of the Craftmade segment to slightly improve from the results generated in the nine months ended March 31, 2007, as Craftmade begins to realize the benefits obtained from its competitive sourcing efforts in China.
Gross profit as a percentage of net sales of the TSI segment increased 3.8% to 26.4% of net sales for the nine months ended March 31, 2007, compared to 22.6% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Nine Months Ended	Source	Trends	Total
March 31, 2007	27.2%	25.4%	26.4%
March 31, 2006	22.5%	22.9%	22.6%

Percent increase	4.7%	2.5%	3.8%
Gross profit as a percentage of net sales increased at Trade Source primarily due to the Company’s acquisition of Marketing Impressions which allowed PHI to directly source certain of its fan accessory products. In addition, Trade Source benefited from lower costs associated with markdowns and product resets primarily as a result of the previously described loss of the indoor and outdoor lighting product orders by Lowe’s. Similarly, Design Trends’ gross profit as a percentage of net sales increased primarily as a result of lower amounts set aside for product reset costs, partially offset by higher amounts set aside for other vendor programs for Lowe’s.
For fiscal year 2007, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the nine months ended March 31, 2007, provided that the segment maintains a sales mix, customer concentration, and level of vendor program commitment similar to what it maintained during the first nine months of the fiscal year.

Selling, General and Administrative Expenses. Total SG&A expenses of the Company increased $1,010,000 to $15,702,000 or 20.3% of net sales for the nine months ended March 31, 2007, compared to $14,692,000 or 16.9% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Nine Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2007	2006	Year Period
Advertising	$1,546	$991	$555
Group health insurance	579	411	168
Salaries and wages	5,358	5,193	165
Accounting, legal and consulting	1,684	1,533	151
Other	6,535	6,564	(29)

	$15,702	$14,692	$1,010

The increase in advertising expenses primarily resulted from (i) an investment in Teiber product displays to support the increase in net sales, (ii) an increase in direct marketing to support the cornice window treatment program and (iii) an increase in catalog expense as a result of a new product catalog for Craftmade which introduced new ceiling fans and other products.
The increase in group health insurance resulted from increased claims payments. Increases in salaries and wages primarily resulted from increases in salaries of current employees to remain competitive with market conditions.
Accounting, legal and consulting fees increased as a result of consulting expense resulting from the acquisition of Marketing Impressions.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for fiscal year 2007 will be relatively consistent with results generated in the first nine months of fiscal year 2007.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $148,000 to $596,000 for the nine months ended March 31, 2007, compared to $448,000 for the same period last year. The increase resulted from depreciation and amortization of the fixed assets, non-compete covenants and intellectual property obtained by the Company as a result of the acquisition of Marketing Impressions. See “Note 2 – Acquisition of Marketing Impressions, Inc.” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Expense. Net interest expense of the Company increased $196,000 to $1,112,000 for the nine months ended March 31, 2007 from $916,000 for the nine months ended March 31, 2006. This increase was primarily the result of (i) higher interest rates in effect during the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006, due to an increase in LIBOR over the prior year quarter and (ii) higher average outstanding balances on the Company’s sources of debt. The outstanding balances under the revolving lines of credit were higher during the nine months ended March 31, 2007 as a result of cash used to fund the acquisition of Marketing Impressions, increases in inventory due to the transition of ceiling fan manufacturing from Taiwan to China and increases in builder ceiling fan inventories related to the Energy Policy Act of 2005.

Minority Interests. Minority interests decreased $971,000 to $1,225,000 for the nine months ended March 31, 2007, compared to $2,196,000 for the same period in the previous fiscal year. The decrease in minority interests resulted from the acquisition of Marketing Impressions, which increased the Company’s effective ownership of PHI to 100% and eliminated minority interest in connection with PHI. The decrease in minority interests was partially offset by increased profits at Design Trends as compared to the same nine month period in the prior fiscal year.
Provision for Income Taxes. The provision for income tax was $1,645,000 or 28.5% of income before income taxes for the nine months ended March 31, 2007, compared to $2,423,000 or 31.9% of income before taxes for the nine months ended March 31, 2006. The decrease in effective rate primarily resulted from anticipated refunds from lower state apportionment rates applied to prior periods.
Liquidity and Capital Resources
          The Company’s cash decreased $1,998,000 from $2,164,000 at June 30, 2006 to $166,000 at March 31, 2007. Cash decreased as a result of the Company sweeping excess cash balances against its line of credit on a daily basis at PHI beginning in the quarter ended December 31, 2006. Net cash provided by the Company’s operating activities decreased $2,781,000 to $5,828,000 for the nine months ended March 31, 2007, compared to $8,609,000 for the same period last year. The decrease in cash flow from operations resulted primarily from (a) lower net income as previously discussed, (b) higher inventory balances due to the transition of production to manufacturers in China and (c) settlement of accounts payable balances arising from the acquisition of Marketing Impressions.
          The $3,151,000 of cash used in investing activities was primarily related to the acquisition of Marketing Impressions and the ongoing upgrade of existing computer systems.
          Cash used in financing activities primarily resulted from (i) cash dividends of $1,873,000, (ii) distributions to minority interest members totaling $1,597,000, (iii) principal payments on the Company’s notes payable of $842,000, and (iv) payments on the Company’s line of credit of $636,000.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“Interpretation 48”). Interpretation 48 clarifies SFAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. The Company will adopt Interpretation 48 effective for its fiscal year beginning on July 1, 2007. The Company has not yet determined the impact, if any, that the adoption of Interpretation 48 will have on its financial position, results of operations and cash flows.

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
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159: The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.
Outstanding Debt
          The Company’s current revolving lines of credit and notes payable are summarized in the following table:
Summary of Revolving Lines of Credit and Notes Payable
At March 31, 2007

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving line of credit	$30,000,000	$17,519,000	LIBOR plus 1.50%	September 1, 2009
Note payable — facility	N/A	516,000	8.302%	January 1, 2008

		$18,035,000

          On September 18, 2006, the Company entered into a Second Amended and Restated Loan Agreement (the “Frost Loan Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”). The Frost Loan Agreement amends the Restated Loan Agreement dated October 31, 2005, between Craftmade and Frost. Also, on September 18, 2006, Craftmade executed a Revolving Promissory Note (the “Note”) payable to the order of Frost, in the principal amount of $30,000,000 or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory, with an interest rate equal to LIBOR, plus 1.5%. The LIBOR rate in effect at March 31, 2007 was 5.32%. There was $5,271,000 available to borrow under the Note at March 31, 2007. The Note will mature on September 1, 2009.

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
     Pursuant to the Frost Loan Agreement, for each one-percentage point (1%) incremental increase in LIBOR, the Company’s annualized interest expense would increase by approximately $175,000. Consequently, an increase in LIBOR of five percentage points (5%) would result in an estimated annualized increase in interest expense for the Company of approximately $876,000. The Company does not have any agreements to hedge against the potential rising of interest rates.
     At March 31, 2007, $516,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008, but based on current payments will be fully repaid by September 30, 2007.
     Management does not anticipate that the covenants and other restrictions contained in its lines of credit and loan agreements will limit the Company’s current operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
     General. The Company has historically purchased a substantial amount of ceiling fans and other products of its Craftmade segment from a Taiwanese company. The Company’s verbal understanding with its Taiwanese manufacturer has provided that all transactions are to be denominated in U.S. dollars; however, the understanding further provided that, in the event that the value of the U.S. dollar appreciated or depreciated against the Taiwan dollar by one Taiwan dollar or more, costs associated with purchasing its product would be adjusted by 2.5%. The Company completed the transition of all manufacturing from Taiwan to China during the quarter ended December 31, 2006.
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

     The following table summarizes, for the periods indicated, the exchange rate of the United States dollar (“USD”) to the Taiwan dollar (“TWD”) and Chinese yuan (“YUAN”):

	USD:TWD	USD:YUAN
March 31, 2006	32.568	8.035
June 30, 2006	32.619	8.006
September 30, 2006	33.119	7.917
December 31, 2006	32.590	7.817
March 31, 2007	33.135	7.741
The following table summarizes the Company’s purchases from non-U.S. sources during the quarter ended March 31, 2007:
Summary of Foreign Purchases
Quarter Ended March 31, 2007
(In thousands)

China	$8,754
Taiwan	—
     The following table estimates that an appreciation of the Chinese yuan to the U.S. dollar would cause the following changes to cost of goods sold and net income based on the Company’s anticipated purchases from Chinese manufacturing companies for the quarter ended March 31, 2007 on an annualized basis:
Hypothetical Appreciation
of Chinese Yuan to U.S. Dollar
(Dollars in thousands)

	Annual	Annual
Foreign	Increase in	Decrease in
Currency	Cost of	Net
Appreciation	Sales	Income
1%	$350	$211
5%	1,751	1,053
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
     Other Market Risks. Other market risks at March 31, 2007 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, as filed with the SEC on September 13, 2006. For a discussion of the effects of hypothetical changes in interest rates, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: May 9, 2007	/s/ James R. Ridings
JAMES R. RIDINGS
Chairman of the Board and
Chief Executive Officer

Date: May 9, 2007	/s/ J. Marcus Scrudder
J. MARCUS SCRUDDER
Chief Financial Officer