Form 10-K
period 2007-06-30
CRAFTMADE INTERNATIONAL INC
filed 2007-09-13
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 000-26667
Craftmade International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2057054 (I.R.S. Employer Identification No.)

650 South Royal Lane, Suite 100 Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)
(972) 393-3800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $0.01	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2006 was approximately $93,247,000 based upon the closing price of the common stock on the NASDAQ Global Market reported for such date. The number of shares outstanding of the Registrant’s Common Stock on December 31, 2006 was 5,203,500.
The number of shares outstanding of the registrant’s $.01 par value common stock as of August 31, 2007 was 5,204,500.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

Disclosure Regarding Forward-Looking Statements
     In this Form 10-K, references to “Craftmade,” “ourselves,” “we,” “our,” “us,” “its,” “itself,” and the “Company” refer to Craftmade International, Inc., Trade Source International, Inc., their wholly-owned subsidiaries, and the Company’s 50% owned limited liability company (“LLC”) unless the context requires otherwise.
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

PART I
Item 1. Business.
(a)	General Development of Business

Acquisition of Marketing Impressions, Inc.

Effective July 1, 2006, the Company’s Trade Source International, Inc. (“TSI”) subsidiary acquired Marketing Impressions, Inc., a Georgia corporation (“Marketing Impressions”). Marketing Impressions owned the remaining 50% interest in the Company’s limited liability company Prime/Home Impressions, Inc. (“PHI”) and also supplied the Company with certain fan accessory products. This acquisition increased the Company’s effective ownership of PHI to 100%. The transaction enables the Company to benefit from 100% of PHI’s earnings, gives the Company complete control over the operations of PHI and also allows it to source certain of its fan accessory products directly. The acquisition was immediately accretive to the Company’s earnings.

Current Market Conditions

At the beginning of the 2007 fiscal year, the slowing of housing-related demand affected our business. The decline in housing turnover was compounded by the corresponding decline in home improvement demand which impacted both our showroom and mass retail segments. Management believes that consumers chose to delay home improvement projects due to well-publicized reports of a slowing housing marketing and declining home values. As the year progressed, housing turnover slowed more quickly and deeply.

Despite the housing related pressures, the Company has continued to introduce innovative and distinctive products that reflect emerging consumer trends, including new lines of interior lighting fixtures (e.g., chandeliers) and the addition of clocks and weather gauges marketed under the Durocraft brand name through a new distribution channel of independent lawn and garden retailers. We also expanded Teiber accounts with existing and new customers and completed the transition of all ceiling fan production from Taiwan to a state-of-the-art manufacturer in China. This transition has enabled us to offer more competitive pricing to our customers.

Additional information regarding current market conditions are detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Relationship with Lowe’s Companies, Inc.

In November 2006, the Company’s 50% owned subsidiary, Design Trends, LLC (“Design Trends”) began supplying mix and match portable lamps to four additional Lowe’s regional distribution centers and stores serviced by the distribution centers. As a result, Design Trends currently supplies mix and match portable lamps to all of Lowe’s regional distribution centers and supplies approximately 60% of the SKU’s in each display set.

In November 2006, Lowe’s also notified TSI that it will no longer source the 14 indoor and outdoor lighting SKU’s previously sold to Lowe’s via direct import. Management has been told that Lowe’s will be sourcing these products directly from various overseas manufacturers. TSI shipped all outstanding orders of discontinued products as of January 31, 2007.

Exploration of Strategic Alternatives

On May 9, 2007, the Company announced that it retained Mazzone & Associates to assist the Company in evaluating its strategic alternatives to enhance shareholder value. With input from management, a committee of independent directors performed a comprehensive review of our strategic alternatives. At the completion of this process, the Board of Directors determined that at this time the best alternative to maximize shareholder value is to continue to implement the Company’s strategic plan for growth. This plan includes the pursuit of selective and opportunistic acquisitions with the potential to expand into adjacent product categories and sales channels, although there can be no assurances that any transaction will be consummated.

(b)	Financial Information About Reportable Segments

The Company is organized by product type and customer base into two operating segments: Craftmade International, Inc. (“Craftmade”) and Trade Source International, Inc. (“TSI”). The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bath-strip lighting, light bulbs, door chimes, ventilation systems, clocks, weather gauges and other lighting accessories offered primarily through lighting showrooms, certain major retail chains, electrical wholesalers, and lawn and garden stores. Hereafter, “Craftmade International, Inc.” refers to the Company and “Craftmade” to the segment. The TSI segment derives its revenue from indoor and outdoor lighting, portable lamps, and fan accessories marketed solely to mass merchandisers.

Financial information with respect to the Company’s segments is found in “Note 11 – Segment Information” in the Company’s Consolidated Financial Statements.

(c)	Narrative Description of Business

Craftmade International, Inc. was incorporated in the state of Texas in July 1985 and reincorporated in the state of Delaware in December 1991.

Craftmade – Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, bath-strip lighting, interior lighting fixtures, light bulbs, door chimes, ventilation systems and related accessories to a nationwide network of over 1,600 lighting showrooms, electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets.

Craftmade’s ceiling fan product line consists of over 50 premium priced to lower priced ceiling fans and is distributed under the Craftmade® trade name. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bath-strip lighting and over 40 designs of outdoor lighting are marketed under its Accolade® trade name.

The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management’s judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace.

TSI – TSI is the reporting segment for the portion of the Company that is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, various fan accessories and lamp parts, and home décor items to mass merchandisers. TSI’s outdoor lighting consists of numerous lighting programs distributed to mass merchandisers in a variety of designs and decorative finishes. The indoor lighting product line primarily includes portable lamps.

The TSI segment includes three subsidiaries: Trade Source International (“Trade Source”), PHI and Design Trends. Trade Source and PHI are wholly-owned and Design Trends is 50% owned. Hereafter, TSI refers to the segment and Trade Source to the entity.

Prior to the beginning of this fiscal year, PHI was 50% owned. Effective July 1, 2006, TSI acquired Marketing Impressions. Marketing Impressions owned the remaining 50% interest in PHI and also supplied the Company with certain fan accessory products. This acquisition increased the Company’s effective ownership of PHI to 100% and has been accounted for using the purchase method of accounting. The transaction enables the Company to benefit from 100% of PHI’s earnings, gives the Company complete control over the operations of PHI and also allows it to source certain of its fan accessory products directly.

50% Owned Limited Liability Company – The Company has a 50% ownership interest in Design Trends, a Delaware limited liability company, which is part of the TSI segment. Design Trends was formed in 1999 to market indoor lighting, including portable table lamps, floor lamps, chandeliers and wall sconces designed by Patrick Dolan of Dolan Northwest, LLC, an unaffiliated Oregon limited liability company, which owns the remaining 50% of Design Trends. Substantially all of Design Trends’ sales are to mass merchandisers. As a part of the operating agreement, Patrick Dolan is responsible for designing and sourcing Design Trends’ products and the Company is responsible for sales, distribution and accounting for Design Trends.

Products
The following table summarizes net sales by product category (defined below) as a percentage of consolidated net sales:
Net Sales by Product Category

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Craftmade
Ceiling fans, light kits and blades	37%	36%	37%
Teiber lighting products	10%	8%	2%
Durocraft clocks and weather gauges	3%	1%	0%
Accolade lighting	8%	8%	8%

	58%	53%	47%

TSI
Indoor lighting	23%	29%	36%
Outdoor lighting	2%	6%	7%
Accessories	17%	12%	10%

	42%	47%	53%

	100%	100%	100%

Craftmade Products
The Craftmade family of products is organized around four distinctive brands each with numerous product offerings:
Craftmade Family of Products

Craftmade®	Teiber	Durocraft®	Accolade®
Decorative ceiling fans	Light bulbs	Clocks	Bath-strip lighting
Builder ceiling fans	Door chimes	Weather gauges	Outdoor lighting
Light kits and blades	Smoke alarms		Interior lighting fixtures
Chandeliers and flushmounts	Ventilation systems
Ceiling fan accessories
Craftmade® – Craftmade’s ceiling fan product line consists of over 50 premium fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade’s fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade’s light kits. Series lines include Early American, Traditional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Cameo, Constantina, Crescent and Presidential series to various lower-end builder series.
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
Teiber – Through the acquisition of Bill Teiber Co., Inc. (“Teiber”) on March 1, 2005, Craftmade offers 2,000 different light bulbs and complimentary lighting products as well as an extensive line of door chimes, pushbuttons, ventilation systems and smoke alarms. These products are typically offered via a proprietary Teiber display which displays numerous Teiber products and consumes a minimal amount of floor space.

Durocraft® – Craftmade’s Durocraft brand markets numerous decorative clocks and weather gauges, mini-post lanterns, tabletop and freestanding candle lanterns, oil lanterns and special order items. The items are primarily distributed to independent lawn and garden retailers.
Accolade® – Craftmade markets nearly two dozen series of bath-strip lighting in different lengths and decorative finishes under the Accolade® trade name. In addition, Accolade products include over forty designs of outdoor lighting in different decorative finishes. Craftmade adds finishes and designs from time to time based on customer demand.
TSI Products
TSI’s products are organized into three groups: indoor lighting, outdoor lighting and accessories:
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
Accessories – TSI also markets programs of fan accessories and lamp parts, including universal downrods, pull-chains and ceiling medallions, to various mass merchandisers through PHI. Accessories also include non-core products.
Product Sourcing
Craftmade. Craftmade’s ceiling fans, bath-strip lighting and substantially all of its light kits and certain accessories are produced by multiple manufacturers in China. Light kit and other product orders are typically placed independently of ceiling fan orders, but are also received in container-size lots generally consisting of up to 4,500 light kit units. Craftmade offers a variety of light kits in various finishes and colors, as well as a variety of fixtures designed for ceiling fans. Craftmade also offers a variety of glass selections for the various light fixtures, including blown glass, beveled glass and crystal. Fixtures and glass are shipped in the light kit containers. Craftmade’s wall controls, timers and switches as well as a portion of its ceiling fan blades, are manufactured by companies based in the United States. Craftmade offers a variety of custom blade sets in various sizes and finishes. The finished products are packaged and labeled under the Craftmade brand name.
Craftmade purchases Teiber light bulbs, door chimes, pushbuttons, ventilation systems, smoke alarms and complimentary lighting products as well as Durocraft clocks and weather gauges from several manufacturers located in China and the United States.
Craftmade and TSI purchase outdoor lighting from several manufacturers located in China. Outdoor lighting orders are received in container-size lots, similar to light kit and ceiling fan orders. Craftmade and TSI offer a wide variety of outdoor lighting styles in various finishes, colors and sizes and are designed for either wall mounting or as post-mounted fixtures.
TSI. TSI purchases indoor lighting products, including flush mounts and bath-strip lights from many of the same manufacturers that produce outdoor lighting for Craftmade.
PHI purchases most of its ceiling fan accessories and all of its lamp replacement parts from several manufacturers located in China, with the exception of ceiling medallions, which are purchased from a distributor located in the United States.

Design Trends purchases its lamps and shades from multiple manufacturers located in China. Design Trends offers several different styles and sizes of table and floor lamps, either pre-packaged with shades or glass, or with shades sold separately, allowing customers to mix and match components. These products are also shipped on containers, either to the Company’s facility in Coppell, Texas or directly to the customer.
All of TSI, PHI and Design Trends’ foreign vendors require payment 30 to 60 days after notification of shipment of product from Asia.
Distribution
Craftmade. Craftmade’s products are marketed through more than 1,600 lighting showrooms, certain major retail chains and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. Its ceiling fans, light kits, bath strips, outdoor lighting and accessories are distributed through 35 independent sales groups on a national basis. Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 54 sales representatives, who represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During each of three fiscal years ended June 30, 2007, no single lighting showroom or electrical wholesaler accounted for more than 3% of Craftmade’s net sales and 1.5% of consolidated net sales.
Sales representatives are carefully selected and continually evaluated in order to promote high-level representation of Craftmade’s products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market Craftmade’s products. Additional training, especially for a new product series, is provided on a regular basis at semi-annual trade shows held at the Company’s showroom at Dallas Market Center. Management believes it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to Craftmade and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of Craftmade’s products, as well as the ongoing administrative and marketing support that Craftmade provides to its sales representatives.
TSI. All of TSI’s sales are to mass merchandisers with Lowe’s Companies, Inc. (“Lowe’s) comprising 70% of TSI’s and 29% of the Company’s net sales.
The majority of TSI’s sales are by direct shipment. The remaining sales are shipped from the Company’s 378,000 square foot warehouse and distribution facility in Coppell, Texas. TSI utilizes an internal sales force to market its products to service specific mass merchandiser locations.
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
TSI. TSI relies primarily on the reputation of its products, merchandising concepts and the relationship it has with its mass merchandiser customers with respect to its sales. TSI participates in advertising programs and special promotions performed by its customers. TSI also promotes its product line at select trade shows and line reviews held at its customers.

In general, the Company has a 48-hour product shipment policy. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Product Expansion
Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During the fiscal year ended June 30, 2007, Craftmade introduced 10 new ceiling fans and three complete interior lighting families of products, including chandeliers, pendants and sconces. Each family consists of 6 to 11 individual fixtures and management believes that they have been well accepted by the Craftmade dealers. In addition, Craftmade increased its selections of complementary products such as specialty light fixtures, including bath bars and outdoor lighting. The Company’s management will continue to search for opportunities for product expansion that it considers complementary to the Company’s existing product lines. For example, the Company introduced a broad range of clocks and weather gauges under the Durocraft brand name during the fiscal year.
Seasonality
The Company’s product sales, particularly ceiling fans, are somewhat seasonal with sales in the warmer first and fourth quarters being historically higher than in the two other fiscal quarters.
Backlog
Backlog is not material to the Company’s operations as substantially all of the Company’s products are shipped to customers within 48 hours following receipt of orders.
Competition
The ceiling fan and lighting fixture market is highly competitive at all levels of operation. Some of the major companies in the ceiling fan industry include Casablanca, Hunter, Minka, Generation Brands companies, Quorum, Litex Industries, Emerson Electric and Taconi. A number of other well-established companies are also currently engaged in activities that compete directly with Craftmade. Some of Craftmade’s competitors are better established and have longer operating histories, substantially greater financial resources or greater name recognition than Craftmade. However, the Company’s management believes that the quality of Craftmade’s products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable Craftmade to compete successfully in these highly competitive markets.
The mass merchandiser market is also highly competitive. TSI, PHI, and Design Trends have numerous competitors, which are located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer’s Fountain, Generation Brands, Catalina, Jimco Lamps, J. Hunt, Westinghouse, Kichler and Minka. In addition, mass merchandisers themselves will, at times, compete directly against TSI, PHI, and Design Trends by purchasing private label products directly from Asian factories. More detail of the impact of this risk is in “Item 1A. Risk Factors.”

Product Warranties
Craftmade ceiling fans are warranted against defects in workmanship and materials depending on standard offerings of various lengths and terms. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.
Product Warranty Costs
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Product warranty costs	$1,147	$1,037	$1,009
Research and Development
Research, development and engineering expenditures for the creation and application of new products and processes, as summarized in the following table (excluding related salaries and legal expenses):
Research and Development
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Research and development	$265	$217	$202
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
Patents and Trademarks
The Company has patented certain of its product designs and the functional features of some of its products. The expiration dates of Craftmade’s patents (excluding pending applications) currently range from 2008 to 2024. From time to time, the Company also enters into license agreements with various designers of the Company’s products, including license agreements concerning licenses on patents for eight series of fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade ®, Accolade ® and Durocraft ®, along with the product names of certain of its designs, with the United States Patent and Trademark Office.

Employees

As of June 30, 2007, the Company employed a total of 141 full time employees, compared to 138 employees as of June 30, 2006. Substantially all employees are based in the U.S. and are primarily located at the Company’s headquarters and distribution center in Coppell, Texas. There were six employees based in Hong Kong. The Company believes that its relationship with its employees is excellent. None of the Company’s employees is represented by a labor union or is a member of a collective bargaining unit.

(d)	Financial Information by Geographic Area

Net sales are attributed to geographic areas based on the location of the customer to which products are shipped. Substantially all of the Company’s net sales are to customers in North America, principally the United States. In addition, substantially all of the Company’s assets are attributable to its operations in the United States with the exception of a small product sourcing and international sales office in Hong Kong.

(e)	Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on the investor relations section of our website at www.craftmade.com under the caption “SEC” promptly after we electronically file such materials with, or furnish such materials to, the SEC. The Investor Relations section of our website also contains corporate governance documentation, including the Audit Committee Charter, Compensation Committee Charter, Disclosure Review Committee Charter, Nominating and Corporate Governance Committee Charter, and our Business Ethics Policy.

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
     Item 1A. Risk Factors.
     Described below are certain risks that we believe are applicable to our business and the industry in which we operate. There may be additional risks applicable to our business that are not presently material or known. There are also risks within the economy and the capital markets, both domestically and internationally, that affect business generally, including us and other companies in our industry, such as the effects of terrorist attacks or other acts of war, including conflicts or war involving the United States or its allies or trading partners; the general strength of the economy, levels of consumer spending and consumer confidence; inflation; higher interest rates; higher fuel and other energy costs; higher transportation, fuel and utility costs; higher costs of labor, insurance and healthcare; labor strikes, weather conditions or natural disasters; foreign exchange rate fluctuations; and higher levels of unemployment, which have not been described. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.
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

Strategic Risks and Strategy Execution Risks
The ceiling fan and lighting industry is highly competitive, and we may not be able to compete successfully.
     We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we have, which could allow them to compete more successfully than us. Most of our products are available from several other sources, and our customers tend to have relationships with several distributors. Manufacturers could also increase their efforts to sell directly to our customers and end-users and bypass distributors like us. In the future, we may be unable to compete successfully, and competitive pressures may reduce our revenues.
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
     Our success depends upon our ability to attract, motivate, and retain key management and personnel. We depend upon the continued services of our key executive officers, including the following individuals:

James R. Ridings	Chairman of the Board and Chief Executive Officer
Brad D. Heimann	President and Chief Operating Officer
J. Marcus Scrudder	Chief Financial Officer
Michael L. Patton	Chief Accounting Officer
John S. DeBlois	Executive Vice President of TSI
Clifford F. Crimmings	Vice President of Marketing
     The loss of services of any of our key personnel could have a negative impact on our business.

Risks Associated with International Trade
As we do not manufacture the products that we distribute, we are dependent upon third parties for the manufacture and supply of high quality competitive products on a timely basis.
     We obtain over 90% of our products from third-party suppliers in China with the remainder supplied from vendors in the U.S. We do not have long-term contracts with our suppliers committing them to supply products to us. Most of our products are imported from suppliers under short-term purchase orders that we place with them. Therefore, our suppliers may not provide us with the products we need in the quantities that we request. Because we do not control the actual production of the products that we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. Political or financial instability, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transportation capacity and costs, inflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. In the event that any of our third-party suppliers become unable or unwilling to continue to provide us with products in the volumes that we require, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all, or at costs acceptable to us. An extended interruption in the supply of our products would have a materially adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.
Risks Related to Profitable Growth
A decline in general economic condition, particularly the housing, home construction, and remodel sectors, could lead to reduced demand for our products.
     General economic conditions in the U.S., including the housing and home construction sectors, are affected by, among other things, consumer spending habits, levels of employment, salary and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. A decline in general economic conditions in the U.S. could lead to a reduced demand for our products.
The loss of certain of our customers that represent a significant percentage of our net sales could adversely affect our results of operations.
     All of TSI’s net sales, including the net sales of PHI and Design Trends, are made to mass merchandisers with Lowe’s comprising the most significant portion of TSI’s and our consolidated net sales. The loss of or reduction in our orders with this customer, or any other significant customer, could have a material adverse effect on our business and financial results, as could disputes with our customers regarding shipments, fees, product condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect on our financial condition and results of operations.
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
     Mass merchandisers, including Lowe’s and Wal-Mart, require various stipulations from their vendors related to inventory practices, product reset costs, logistics or other aspects of the customer-supplier relationship. For example, Wal-Mart and other customers have indicated a desire to utilize Radio Frequency Identification (“RFID”) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology would significantly increase our product manufacturing and distribution costs. Meeting these types of demands of customers may adversely affect our margins and results of operations. If we fail to effectively respond to these types of demands of our customers, our sales and profitability could be materially adversely affected. In addition, our mass merchandise customers hold line reviews throughout the year for each product category. Line reviews give us the potential to add new SKU’s; however, participation in line reviews could also result in a partial or complete reduction of our existing SKU’s in the product lines currently offered.
Our mass merchandise customers may choose to source many of the products we provide directly themselves.
     We compete against a wide variety of global and local competitors. As a result, there are ongoing competitive product and pricing pressures in the environments in which we operate, as well as challenges in maintaining profit margins. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. In particular, our mass merchandise customers may choose to source many of the products we provide directly from manufacturers in Asia.
To the extent our mass merchandiser customers purchase products in excess of consumer consumption in any period, our net sales in a subsequent period may be adversely affected as mass merchandisers seek to reduce their inventory levels.
     From time to time, mass merchandisers may purchase more products from us than they expect to sell to consumers during a particular time period. If mass merchandisers increase their inventory during a particular reporting period, then our sales during the subsequent reporting period may be adversely impacted as these mass merchandisers seek to reduce their inventory to usual levels. To the extent our customers seek to reduce their usual or customary inventory levels, the impact of such “de-inventorying” on our sales and profitability would be even greater.
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
     Our product sales, particularly ceiling fans, are subject to seasonal and other quarterly fluctuations. Our net sales and operating profits generally have been higher in the first and fourth quarters from the warmer weather during these months. Our quarterly results may also be adversely affected by a variety of other factors, including:
•	the timing of our new product releases;

•	costs related to our acquisitions and/or integrations of businesses that we may acquire;

•	timing and amount of our sales and marketing expenditures;

•	timing of our orders from mass merchandisers;

•	our commitments to mass merchandisers, including charge-backs for returns and defective merchandise;

•	loss of any of our sales representatives;

•	general economic conditions that may affect us, including those in the housing sector;

•	establishing or maintaining our business relationships; and

•	changes in our accounting principles.
     These and other factors could affect our business, financial condition, and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. In addition, the NASDAQ Global Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, periods of volatility in the market price of a company’s securities has often been followed by securities class action litigation instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of our management’s attention and resources, which would harm us.
Risks Relating to Liquidity
Our inability to meet financial covenants contained in our credit facilities could adversely impact our ability to fund our operations.
     Our ability to make payments on and to refinance our indebtedness and to fund our planned capital expenditures, acquisitions, and dividends will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     We cannot provide assurance that our business will generate sufficient cash flow from our operating activities or that future borrowings will be available under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot provide assurance that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.
     Our credit facility contains restrictive covenants that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot provide assurance that we will satisfy those ratios. A breach by us of any of these financial ratio covenants or other covenants could result in our being in default under our credit facility. Upon the occurrence of an event of default by us, our lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to us to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the outstanding indebtedness in full under our credit facility if it were accelerated by our lenders.
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
     Generally, we purchase our products in U.S. dollars. However, we source our products from overseas manufacturers in the People’s Republic of China. As a result, our costs of these products may be affected by changes in the value of the relevant currencies. These foreign currencies include the Chinese yuan. We cannot be assured that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Risks Associated with Dependence on Technology
We rely heavily on our management information systems for inventory management, distribution and other functions. If our systems fail to perform these functions adequately or if we experience an interruption in our operations, we could be materially adversely affected.
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
Regulatory Risks
Tax legislation initiatives could adversely affect our net earnings and tax liabilities.
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
We are subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that have increased our costs and the risk of our not being in compliance with these requirements.
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

     Item 1B. Unresolved Staff Comments.
          None.
     Item 2. Properties.
          The following table sets forth information with respect to the Company’s key properties:
Summary of Properties

			Current
		Approximate	Lease
		Square	Term
Location	Use	Feet	Expiration
Coppell, Texas	Headquarters, warehouse and distribution facility	378,000	Owned
Carrollton, Texas	Warehouse	42,320	July 31, 2007
Dallas, Texas	Dallas Trade Mart Showroom - Craftmade and TSI	4,292	April 30, 2012
Kowloon, Hong Kong	Product sourcing and international sales office	2,534	February 11, 2009
     The Company’s headquarters facility is located in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space, is owned by the Company and is used by both Craftmade and TSI. The Company’s management believes that this Company-owned facility is well maintained, in good operating condition and will be sufficient to support operations for the near term. The Company did not renew its warehouse lease in Carrollton, Texas.
     See “Note 4 – Long-Term Obligations” in the notes to the consolidated financial statements for a discussion of the Company’s term loan used to finance the acquisition of this facility.
     The Company also has sales offices in Bentonville, Arkansas and Dedham, Massachusetts. The terms to these leases are not significant to the Company’s operations.
     Item 3. Legal Proceedings.
     There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.
     Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2007.

PART II
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The initial public offering price of the Company’s common stock, $0.01 par value per share (“Common Stock”) in April 1990 was $1.55 per share, adjusted for the Company’s three-for-two stock splits effective October 30, 1998 and October 31, 1997. The Common Stock trades on NASDAQ Global Market under the symbol CRFT.
     The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock on the NASDAQ Global Market, and dividends paid per share of Common Stock:

			Dividends
	Sales Price		Per
	High	Low	Share
Fiscal Year Ended June 30, 2007
Fourth Quarter	$18.18	$14.63	$0.12
Third Quarter	18.48	14.86	0.12
Second Quarter	19.95	17.00	0.12
First Quarter	18.29	14.51	0.12

Fiscal Year Ended June 30, 2006
Fourth Quarter	$19.57	$16.27	$0.12
Third Quarter	20.68	16.22	0.12
Second Quarter	21.37	17.42	0.12
First Quarter	19.25	15.75	0.12
     The Company intends to continue to pay regular quarterly dividends on its outstanding Common Stock. However, any decision to declare and pay dividends in the future will be made at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, availability of funds under its line of credit and other factors that the Board of Directors may deem relevant.
     Computershare Investor Services, 2 North LaSalle Street, Chicago, Illinois 60602, is the transfer agent and registrar for the Common Stock.
     Holders
          There were 85 holders of record of the Common Stock on August 31, 2007. A number of the Company’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Common Stock.
     Issuer Purchases of Equity Securities
     There were no purchases of equity securities during the fiscal year ended June 30, 2007.
     Equity Compensation Plans
     See Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

     Stock Performance Graph
     The following graph provides an indicator of and compares the percentage change of cumulative total shareholder return of the Company’s Common Stock against the cumulative total return of the Russell 2000 Index and the NASDAQ Composite Index. This graph assumes $100 was invested on June 30, 2002 in the Company’s Common Stock, the Russell 2000 Index and the NASDAQ Composite Index. Both the Russell 2000 Index and the NASDAQ Composite Index exclude the Company. This graph also assumes that the Company’s quarterly dividend was reinvested in the Company’s Common Stock.
Stock Performance Graph

	6/30/2002	6/30/2003	6/30/2004	6/30/2005	6/30/2006	6/30/2007
Russell 2000	$100.00	$99.25	$133.39	$145.81	$165.96	$193.96
NASDAQ Composite	100.00	110.91	139.95	140.58	148.45	177.91
Craftmade	100.00	120.33	134.74	113.68	120.46	125.99

     The historical stock price performance of the Company’s Common Stock shown on the graph above is not necessarily an indication of future stock performance.
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

     Item 6. Selected Financial Data.
     The selected financial data in the tables below are for the five fiscal years ended June 30, 2007. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements included herein.
Summary of Selected Financial Data
(In thousands, except percentage and per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2005	2004	2003
	(1)		(2)
Selected Operating Results
Net sales	$103,350	$118,054	$118,806	$121,238	$109,033
Gross profit	32,291	35,469	35,446	35,910	35,394
Gross profit as a percentage of net sales	31.2%	30.0%	29.8%	29.6%	32.5%
Selling, general and administrative	21,151	19,895	20,503	18,580	18,600
Income from operations	10,341	14,980	14,362	16,682	16,135
Minority interest	1,507	3,430	3,775	3,719	4,235
Net income	5,911	7,100	6,427	7,646	6,846

Basic earnings per common share	1.14	1.37	1.26	1.43	1.24
Diluted earnings per common share	1.14	1.36	1.26	1.42	1.23

Cash dividends declared per common share	0.48	0.48	0.40	0.40	0.28

Basic common shares outstanding	5,204	5,201	5,095	5,336	5,512
Diluted common shares outstanding	5,206	5,211	5,115	5,383	5,568

Summary Balance Sheet
Current assets	$41,216	$45,291	$50,595	$41,454	$35,804
Total assets	64,751	65,061	70,815	55,254	51,443
Current liabilities	8,687	15,020	39,714	31,768	22,329
Long-term debt	18,938	16,204	1,551	2,949	4,517
Total liabilities	28,732	32,362	42,351	34,931	27,338
Stockholders’ equity	32,524	29,037	24,373	18,339	20,538
Book value per common share	6.25	5.58	4.78	3.44	3.73

(1)	Effective July 1, 2006, TSI acquired Marketing Impressions. This acquisition increased the Company’s effective ownership of PHI to 100%. The results of operations of PHI have always been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income will include the full amount of PHI results from this date.

(2)	Fiscal year 2005 results include net assets acquired and four months of the results of operations of Teiber effective March 1, 2005.

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operation constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this Form 10-K, including the factors disclosed under “Item 1A. Risk Factors.”
     Critical Accounting Policies and Estimates
     Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment changes. The Company’s management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies.
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
     The Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of its terms with each major customer relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”
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
     In addition to various incentive programs, from time to time, the Company is required to provide mark-down funds to certain of its mass retail customers to assist them in clearing slow-moving inventory. These mark-down funds are accrued as a reduction of revenue at the time that the related revenues are recorded.

     The Company is also required to provide for the cost of labor associated with resetting store displays. Resets involve removing slow-moving inventory and replacing it with new products. Although reset costs are paid to third parties who perform the services, they are considered an incentive to our mass merchandise customers. For existing products that are replaced, the Company accrues an estimate for the cost as in increase to cost of goods sold in advance of the reset at the time that the related revenues are recorded. The Company bases its estimates on a number of factors, including information obtained from our clients about their future plans. The cost for any new products or space that is gained is expensed as incurred as an increase to cost of goods sold.
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

     The Company has a 50% ownership interest in Design Trends, a limited liability company. In connection with the adoption of FIN 46R, the Company concluded that Design Trends is a VIE and that the Company is the primary beneficiary. Pursuant to the provisions of FIN 46R, the Company consolidates Design Trends.
     Prior to the acquisition of Marketing Impressions, which became effective on July 1, 2006, the Company had a 50% ownership interest in PHI. The Company also concluded that PHI was a VIE and that the Company was the primary beneficiary. Pursuant to the provisions of FIN 46R, the Company consolidated PHI. Accordingly, the results of operations of PHI have historically been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income includes the full amount of PHI results from this date.
     Overview
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the fiscal year ended June 30, 2007 and the corresponding prior year period is summarized in the table that follows (in thousands, except percentage data).
     Fiscal year ended June 30, 2007 compared to fiscal year ended June 30, 2006
Income Statement by Segment
(Dollars in thousands)

	Fiscal Year Ended			Fiscal Year Ended
	June 30, 2007			June 30, 2006
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$59,925	$43,425	$103,350	$62,902	$55,152	$118,054
Cost of goods sold	(38,745)	(32,314)	(71,059)	(40,361)	(42,224)	(82,585)

Gross profit	21,180	11,111	32,291	22,541	12,928	35,469
Gross profit as a % of net sales	35.3%	25.6%	31.2%	35.8%	23.4%	30.0%

Selling, general and administrative expenses	(14,900)	(6,251)	(21,151)	(13,449)	(6,446)	(19,895)
As a % of net sales	24.9%	14.4%	20.5%	21.4%	11.7%	16.9%

Depreciation and amortization	(548)	(251)	(799)	(575)	(19)	(594)

Total operating expenses	(15,448)	(6,502)	(21,950)	(14,024)	(6,465)	(20,489)

Income from operations	5,732	4,609	10,341	8,517	6,463	14,980

Interest expense, net	(1,416)	(25)	(1,441)	(1,104)	(80)	(1,184)
Other expenses	—	—	—	(35)	35	—

Income before income taxes and minority interests	4,316	4,584	8,900	7,378	6,418	13,796
Provision for income taxes	(1,469)	(13)	(1,482)	(2,501)	(765)	(3,266)

Income before minority interests	2,847	4,571	7,418	4,877	5,653	10,530
Minority interests	—	(1,507)	(1,507)	—	(3,430)	(3,430)

Net income	$2,847	$3,064	$5,911	$4,877	$2,223	$7,100

Net Sales. Net sales for the Company decreased $14,704,000 or 12.5% to $103,350,000 for the fiscal year ended June 30, 2007, compared to $118,054,000 for the fiscal year ended June 30, 2006, primarily from a decline in net sales of the TSI segment.
Net sales from the Craftmade segment decreased $2,977,000 or 4.7% to $59,925,000 for the fiscal year ended June 30, 2007, from $62,902,000 for the fiscal year ended June 30, 2006. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade lighting products as a result of the weak overall housing market. These decreases were partially offset by a 9.6% increase in net sales of Teiber product lines and an increase in net sales from the Durocraft product line consisting of clocks and weather gauges.

Management continues to focus on introducing new lighting products, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by more competitive product sourcing and additional product offerings through enhanced product development efforts.
Net sales of the TSI segment declined $11,727,000 or 21.3% to $43,425,000 for the fiscal year ended June 30, 2007 from $55,152,000 for the fiscal year ended June 30, 2006, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Fiscal Year Ended	Source	Trends	Total
June 30, 2007	$26,160	$17,265	$43,425
June 30, 2006	33,372	21,780	55,152

Dollar decrease	$(7,212)	$(4,515)	$(11,727)

Percent decrease	(21.6%)	(20.7%)	(21.3%)
The decrease in net sales of Trade Source was primarily the result of a decline in orders from Lowe’s related to indoor lighting, outdoor lighting and fan accessories. On November 13, 2006, Lowe’s notified Trade Source that it will no longer source the 14 indoor and outdoor lighting SKU’s previously sold to Lowe’s via direct import. Management has been told that Lowe’s will be sourcing these products directly from various overseas manufacturers. Trade Source shipped all outstanding orders of discontinued products as of January 31, 2007.
The decline in Design Trends’ net sales was primarily due to the previously disclosed reduction of SKU’s sold to Lowe’s in the seven of 11 regional distribution centers that Design Trends supplied. Beginning in April 2006, Design Trends began providing approximately 60% of the SKU’s in the mix and match portable lamp display set marketed under Lowe’s private label as compared to 100% in prior periods. Management also believes that the decrease in net sales of Design Trends resulted from reduced demand primarily due to current economic conditions related to the housing industry and other factors that are within the realm of the retailer’s control.
This decline in Design Trends was partially offset by an increase in net sales to four additional Lowe’s distribution centers. In November 2006, Design Trends began supplying a portion of its mix and match portable lamps to the four additional Lowe’s regional distribution centers that Design Trends had not been supplying since the quarter ended September 30, 2005. As a result, Design Trends supplies mix and match portable lamps to all 11 Lowe’s regional distribution centers.
Based on the most recent annual line review, management believes that Lowe’s remains committed to the lighting program with Design Trends. Management believes that based on the amount of product currently shipped to Lowe’s, Design Trends continues to be a primary portable lamp vendor for Lowe’s mix and match portable lamp program. Design Trends has been invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur throughout the year for each product category and give both Trade Source and Design Trends the potential to add new SKU’s; however, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKU’s in the product lines currently offered to Lowe’s.
Management believes that the future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers and to expand the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales increased 1.2% to 31.2% for the fiscal year ended June 30, 2007, compared to 30.0% for the fiscal year ended June 30, 2006.
Gross profit as a percentage of net sales of the Craftmade segment of 35.3% for the fiscal year ended June 30, 2007 was 0.5% lower than gross profit as a percentage of net sales in the fiscal year ended June 30, 2006. An increase in net sales of product lines that carry a slightly lower gross profit as a percentage of net sales were offset by a non-recurring benefit obtained in the quarter ended March 31, 2006 from the recapture of duties related to prior periods as a result of an exemption of duties as prescribed by the American Jobs Creation Act of 2004 (“AJCA”). This non-

recurring benefit totaled $255,000. The AJCA contains a provision that allowed ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31, 2006. The provision was recently extended through December 31, 2009.
For fiscal year 2008, management expects gross profit as a percentage of net sales of the Craftmade segment to slightly improve from the results generated in the fiscal year ended June 30, 2007, as Craftmade begins to realize the benefits obtained from its competitive sourcing efforts in China.
Gross profit as a percentage of net sales of the TSI segment increased 2.2% to 25.6% of net sales for the fiscal year ended June 30, 2007, compared to 23.4% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Fiscal Year Ended	Source	Trends	Total
June 30, 2007	25.6%	25.5%	25.6%
June 30, 2006	21.4%	26.6%	23.4%

Percent increase/(decrease)	4.2%	(1.1%)	2.2%

Gross profit as a percentage of net sales increased at Trade Source primarily due to the Company’s acquisition of Marketing Impressions which allowed PHI to directly source certain of its fan accessory products. In addition, Trade Source benefited from lower costs associated with markdowns and product resets primarily as a result of the previously described loss of the indoor and outdoor lighting product orders by Lowe’s. On the other hand, Design Trends’ gross profit as a percentage of net sales decreased primarily as a result of higher amounts set aside for vendor programs with Lowe’s as compared to the prior fiscal year.
For fiscal year 2008, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the fiscal year ended June 30, 2007, provided that the segment maintains a sales mix, customer concentration, and level of vendor program commitment similar to what it maintained during fiscal year 2007.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $1,256,000 to $21,151,000 or 20.5% of net sales for the fiscal year ended June 30, 2007, compared to $19,895,000 or 16.9% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Fiscal Year		(Decrease)
	June 30,	June 30,	Over Prior
	2007	2006	Year Period
Advertising	$2,161	$1,514	$647
Salaries and wages	7,135	6,821	314
Accounting, legal and consulting	2,237	2,065	172
Other	9,618	9,495	123

	$21,151	$19,895	$1,256

The increase in advertising expenses primarily resulted from (i) an investment in Teiber product displays to support the increase in Teiber net sales, (ii) an increase in direct marketing to support the cornice window treatment program and (iii) an increase in catalog expense as a result of a new product catalog for Craftmade which introduced new ceiling fans and other products.
Increases in salaries and wages primarily resulted from increases in salaries of current employees to remain competitive with market conditions.

Accounting, legal and consulting fees increased as a result of (i) consulting expense resulting from the acquisition of Marketing Impressions and (ii) increased legal and consulting fees from the Company’s exploration of strategic alternatives.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for fiscal year 2008 will be relatively consistent with results generated in fiscal year 2007.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $205,000 to $799,000 for the fiscal year ended June 30, 2007, compared to $594,000 for the same period last year. The increase resulted from depreciation and amortization of the fixed assets, non-compete covenants and intellectual property obtained by the Company as a result of the acquisition of Marketing Impressions. See “Note 3 – Acquisitions” in the Notes to the Consolidated Financial Statements for additional information.
Interest Expense. Net interest expense of the Company increased $257,000 to $1,441,000 for the fiscal year ended June 30, 2007 from $1,184,000 for the fiscal year ended June 30, 2006. This increase was primarily the result of (i) higher interest rates in effect during the fiscal year ended June 30, 2007, compared to the prior fiscal year and (ii) higher average outstanding balances on the Company’s sources of debt as a result of cash used to fund the acquisition of Marketing Impressions and increases in inventory due to the transition of ceiling fan manufacturing from Taiwan to China.
Minority Interests. Minority interests decreased $1,923,000 to $1,507,000 for the fiscal year ended June 30, 2007, compared to $3,430,000 for the same period in the previous fiscal year. The decrease in minority interests resulted from the acquisition of Marketing Impressions which increased the Company’s effective ownership of PHI to 100% and eliminated minority interest in connection with PHI. The decrease in minority interests was also impacted by decreased profits at Design Trends as a result of the decline in net sales as previously discussed.
Provision for Income Taxes. The provision for income tax was $1,482,000 or 20.0% of income before income taxes for the fiscal year ended June 30, 2007, compared to $3,266,000 or 31.5% of income before taxes for the fiscal year ended June 30, 2006. The decrease in effective rate primarily resulted from anticipated refunds from lower state apportionment rates applied to prior periods and a reduction in amounts set aside for tax contingencies. See “Note 5 – Income Taxes” in the notes to the consolidated financial statements for further discussion. Management anticipates that the Company’s effective tax rate for fiscal year 2008 will return to more historical levels of approximately 34.5%.

     Fiscal year ended June 30, 2006 compared to fiscal year ended June 30, 2005
Income Statement by Segment
(Dollars in thousands)

	Fiscal Year Ended			Fiscal Year Ended
	June 30, 2006			June 30, 2005
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$62,902	$55,152	$118,054	$55,663	$63,143	$118,806
Cost of goods sold	(40,361)	(42,224)	(82,585)	(35,352)	(48,008)	(83,360)

Gross profit	22,541	12,928	35,469	20,311	15,135	35,446
Gross profit as a % of net sales	35.8%	23.4%	30.0%	36.5%	24.0%	29.8%

Selling, general and administrative expenses	(13,449)	(6,446)	(19,895)	(13,372)	(7,131)	(20,503)
As a % of net sales	21.4%	11.7%	16.9%	24.0%	11.3%	17.3%

Depreciation and amortization	(575)	(19)	(594)	(537)	(44)	(581)

Total operating expenses	(14,024)	(6,465)	(20,489)	(13,909)	(7,175)	(21,084)

Income from operations	8,517	6,463	14,980	6,402	7,960	14,362

Interest expense, net	(1,104)	(80)	(1,184)	(973)	(108)	(1,081)
Other expenses	(35)	35	—	—	—	—

Income before income taxes and minority interests	7,378	6,418	13,796	5,429	7,852	13,281
Provision for income taxes	(2,501)	(765)	(3,266)	(1,895)	(1,184)	(3,079)

Income before minority interests	4,877	5,653	10,530	3,534	6,668	10,202
Minority interests	—	(3,430)	(3,430)	—	(3,775)	(3,775)

Net income	$4,877	$2,223	$7,100	$3,534	$2,893	$6,427

Net Sales. Net sales for the Company decreased $752,000 or 0.6% to $118,054,000 for the fiscal year ended June 30, 2006, compared to $118,806,000 for the fiscal year ended June 30, 2005. The decrease in net sales resulted from a decrease in net sales of the TSI segment, partially offset by stronger net sales of the Craftmade segment.
Net sales from the Craftmade segment increased $7,239,000 or 13.0% to $62,902,000 for the fiscal year ended June 30, 2006 from $55,663,000 for the fiscal year ended June 30, 2005. The increase resulted from $6,365,000 of incremental net sales from the product lines associated with the March 1, 2005 acquisition of Teiber as the Teiber customer base continues to expand. The current fiscal year includes 12 months of Teiber, compared to four months in the prior year. The remaining $874,000 increase in sales of the Craftmade segment resulted from an increase in sales partially due to newly-introduced products such as Durocraft gauges, the builder-targeted ceiling fans and Accolade lighting products.
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

The decrease in Trade Source net sales was primarily the result of a sales decline from the Wal-Mart indoor/outdoor lighting and mix and match fan program. Historically, Trade Source has provided Wal-Mart with these products by direct import from Asia. Wal-Mart now sources a significant amount of these products directly with the balance still being provided by Trade Source. The decrease in net sales also resulted from PHI’s fan accessory sales in the current fiscal year that were made by Trade Source in the prior fiscal year. Strong sales of promotional lighting items, window covering treatments, and non-core products offset the decrease in net sales.
The decline in Design Trends’ net sales was primarily due to the previously disclosed loss of four of Lowe’s 11 regional distribution centers in an attempt by Lowe’s to mitigate the risk associated with maintaining a sole supplier for a given product line, and a change in Lowe’s merchandising system. During the fiscal year ended June 30, 2006, Lowe’s decided to change its merchandising concept to one that will be based on Lowe’s private label, which resulted in the discontinuance of the Design Trends’ merchandising display. The Company was asked to repurchase a portion of the existing inventory under the old Design Trends’ packaging and replace it with Lowe’s private label packaging. Design Trends agreed to replace a portion of the inventory and as a result, Design Trends initially offered and is currently offering approximately 60% of the items in the new set for the Lowe’s stores supplied by the seven of 11 regional distribution centers that it currently services.
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
Gross profit as a percentage of net sales of the Craftmade segment decreased 0.7% to 35.8% for the fiscal year ended June 30, 2006, compared to 36.5% in the fiscal year ended June 30, 2005. The decline was primarily attributable to increased costs of goods sold as a result of the decline of the U.S. dollar in relation to the Taiwan dollar, an increase in sales of product lines that carry a slightly lower gross margin as a percentage of sales, and the costs associated with removing portable lamps as a product line and the related inventory. This was partially offset by benefits obtained in the fiscal year 2006 from the temporary exemption of the 4.7% duty on imported ceiling fans as prescribed by the AJCA. The AJCA contains a provision that allows ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31, 2006. In the fiscal year ended June 30, 2006, the Company determined it was eligible for the duty exemption and received an estimated $945,000 benefit. In addition, the Company recovered an additional $255,000 of duties that is related to the fiscal year ended June 30, 2005.
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

Selling, General and Administrative Expenses. Total SG&A expenses of the Company decreased $608,000 to $19,895,000, or 16.9% of net sales, for the fiscal year ended June 30, 2006, compared to $20,503,000 or 17.3% of net sales for the prior fiscal year.
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
Lower accounting, legal and consulting fees in the fiscal year ended June 30, 2006 were primarily due to lower costs incurred to address internal controls issues and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as a result of implementing streamlined processes and efficiencies gained in year two and higher costs in the fiscal year ended June 30, 2005 to address internal control issues and the evaluation of FIN 46R with respect to the Company’s 50% owned subsidiaries.
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
Provision for Income Taxes. The provision for income tax was $3,266,000 or 31.5% of income before income taxes, for the fiscal year ended June 30, 2006, compared to $3,079,000 or 32.4% of income before taxes for the fiscal year ended June 30, 2005. The decrease in the provision for income taxes as a percentage of income before income taxes primarily resulted from lower state taxes and the tax benefit obtained from the repatriation of undistributed foreign earnings under the AJCA. The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 34%. The Company repatriated $9,225,000 in the fiscal year ended June 30, 2006. Beginning in fiscal year 2007, the Company began recording foreign earnings at the full statutory rate and assumed that all foreign earnings would be repatriated.

     Liquidity and Capital Resources
     Fiscal year ended June 30, 2007
     The Company’s cash decreased $1,236,000 from $2,164,000 at June 30, 2006 to $928,000 at June 30, 2007. Cash decreased as a result of the Company sweeping excess cash balances against its line of credit on a daily basis at PHI beginning in the quarter ended December 31, 2006, funds used to acquire Marketing Impressions and lower net income in the current fiscal year as compared to prior fiscal years. Net cash provided by the Company’s operating activities decreased $792,000 to $7,042,000 for the fiscal year ended June 30, 2007, compared to $7,834,000 for the same period last year. The decrease in cash flow from operations resulted primarily from (a) lower net income, (b) lower accounts payable from the settlement of balances arising from the acquisition of Marketing Impressions and (c) a reduction in accrued customer allowances primarily from the loss of the indoor and outdoor lighting business with Lowe’s. These amounts were offset by lower accounts receivable and inventory balances driven in part by lower net sales in the current fiscal year.
     The $3,607,000 of cash used in investing activities was primarily related to the acquisition of Marketing Impressions and the ongoing upgrade of existing computer systems.
     Cash used in financing activities primarily resulted from (i) cash dividends of $2,498,000, (ii) distributions to minority interest members totaling $1,674,000 and (iii) principal payments on the Company’s notes payable of $1,134,000. These amounts were offset by $671,000 of proceeds from our line of credit.
     The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments and any future dividend payments, as well as its projected growth over the next twelve months. In the event that the Company requires additional capital for growth, management believes that the Company can obtain favorable refinancing of its warehouse facility. There can be no assurances, however, that any type of financing arrangement will be consummated.
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
     Management believes that given the current volatility in the housing and debt markets, it is in the best interest of long-term shareholder value to pursue selective and opportunistic acquisitions in order to achieve more advantageous growth objectives through enhanced product offerings and potentially expanding into adjacent product categories and sales channels, which will be less reliant on the overall housing environment. The Company is currently evaluating several acquisition candidates and is currently engaged in discussions with some of them. There can be no assurances, however, that any agreement will be reached or that any transaction will be consummated.

     Contractual Obligations
     The table below, as well as the information contained in “Note 4 – Long-Term Obligations” and “Note 9 – Commitments and Contingencies” in the notes to the Company’s consolidated financial statements, summarizes the Company’s various repayment requirements at June 30, 2007. The Company expects to meet these obligations with cash flows from existing operations or the ability to renew and extend its line of credit.
Summary of Contractual Obligations
At June 30, 2007
(Dollars in thousands)

		Payments Due By Period
Contractual		Less than	1 to 3	3 to 5	More than
Obligations	Total	1 year	Years	Years	5 years
Lines of credit	$18,825	$—	$18,825	$—	$—
Note payable	223	223	—	—	—
Operating lease obligations	235	128	100	7	—
Capital lease obligations	154	41	113	—	—
Guaranteed royalties	270	71	199	—	—
Assumed interest(1)	2,808	1,299	1,509	—	—
Contingent consideration(2)	—	—	—	—	—

Total	$22,515	$1,762	$20,746	$7	$—

(1)	Assumed interest calculated at the interest rate in effect at June 30, 2007 for each obligation.

(2)	The Company is contractually obligated to pay contingent consideration based on future levels of adjusted gross profit in connection with its acquisition of Marketing Impressions. We have not estimated the amounts of these payments given their contingent nature.
     Lines of Credit and Notes Payable
     The Company’s current revolving lines of credit and notes payable are summarized in the following table:
Summary of Revolving Lines of Credit and Notes Payable
At June 30, 2007

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving line of credit	$30,000,000	$18,825,000	LIBOR plus 1.5%	September 1, 2009
Note payable — facility	N/A	223,000	8.302%	January 1, 2008

		$19,048,000

     On September 18, 2006, the Company entered into a Second Amended and Restated Loan Agreement (the “Frost Loan Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”). The Frost Loan Agreement amends the Restated Loan Agreement dated October 31, 2005, between Craftmade and Frost. Also, on September 18, 2006, Craftmade executed a Revolving Promissory Note (the “Note”) payable to the order of Frost, in the principal amount of $30,000,000 or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory, with an interest rate equal to LIBOR plus 1.5%. The LIBOR rate in effect at June 30, 2007 was 5.32%. There was $4,505,000 available to borrow under the Note at June 30, 2007. The Note will mature on September 1, 2009.
     The Frost Loan Agreement contains financial covenants that require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 3.0 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Frost Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. The Company is in compliance with all of its covenants at June 30, 2007. Design Trends and all wholly-owned subsidiaries of Craftmade have agreed to be guarantors of the Frost Loan Agreement (the “Guarantors”). Craftmade and each of the Guarantors have granted a security interest to Frost in each of their accounts receivable and inventory.

     At June 30, 2007, $223,000 remained outstanding under the note payable for the Company’s 378,000 square foot operating facility. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The Company’s management believes that this facility will be sufficient for its purposes for the foreseeable future. The facility note payable matures on January 1, 2008, but was fully repaid in August 2007.
     Management does not anticipate that the covenants and other restrictions contained in its lines of credit and loan agreements will limit the Company’s current operations.
     Operating and Capital Lease Obligations
     Operating and capital lease obligations include rents for the Company’s properties (see “Item 2. Properties.”), its telephone system and computer equipment.
     Guaranteed Royalties
     Guaranteed royalties represent guaranteed minimum payments under a licensing agreement.
     Inflation
     The Company believes that inflation has not had a material impact upon the Company’s results of operations for each of the three fiscal years ended June 30, 2007. However, there can be no assurance that future inflation will not have an adverse impact upon the Company’s operating results and financial condition.
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
     Effects of Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, of the adoption of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 will have on its consolidated financial statements.
     In September 2006, the SEC issued Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB 108”) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in fiscal 2007. It did not have a material impact on its consolidated financial statements.
     In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective July 1, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is evaluating the impact of implementing the provisions of FIN 48 on its financial position and future results of operations, but does not expect that the impact will be material.
     Related Party Transactions
          None.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          Foreign Currency Risk
     Substantially all of the Company’s inventory and other purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations.
          Interest Rate Exposure
     The Company does not use derivative financial instruments to hedge interest rate exposure. The Company sweeps any excess cash balances against its line of credit on a daily basis to minimize balances outstanding and corresponding interest expense. The Company believes that its interest rate exposure in modest. As of June 30, 2007, the Company had $18,825,000 million in borrowings outstanding on its line of credit with the Frost National Bank. A hypothetical 5% adverse change in interest rates would have a negligible impact on the Company’s earnings and cash flows.
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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the Company’s evaluation under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2007.

(c)	Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Craftmade International, Inc.
Coppell, Texas
We have audited the effectiveness of the internal control over financial reporting maintained by Craftmade International, Inc. and Subsidiaries (the “Company”) as of June 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the internal control over financial reporting of the Company based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Craftmade International, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended June 30, 2007. We have also audited the schedule listed in Item 15(a)(2) for this Form 10-K for the three years in the period ended June 30, 2007. Our report dated September 5, 2007 expressed an unqualified opinion on those consolidated financial statements and schedule.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
September 5, 2007
(d)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth as of June 30, 2007: (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average of exercise price of such outstanding options, and (iii) the number of securities remaining available for future issuance under equity compensation plans that have been approved by security holders of the Company.
Equity Compensation Plan Information

			Number of
			Securities
	Number of		Remaining
	Securities	Weighted-	Available
	to be Issued	Average	for Future
	Upon	Exercise	Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options (#)	Options ($)	Plans (#)
1999 Stock Option Plan	3,500	$6.75	—
2000 Non-Employee Director Plan	15,000	18.48	—
2007 Long-Term Incentive Plan	80,600	18.47	319,400

Total	99,100	$18.06	319,400

     The remaining information required by this Item is incorporated by reference to the Proxy Statement.
     Item 13. Certain Relationships and Related Transactions.
     The information required by this Item is incorporated herein by reference to the Proxy Statement.
     Item 14. Principal Accountant Fees and Services.
     The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV
     Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements – The consolidated financial statements listed in the “Index to Consolidated Financial Statements” described at F-1 are incorporated by reference herein.

2.	Financial Statement Schedule – The financial statement schedule “Schedule II – Valuation and Qualifying Accounts” on page F-34 is incorporated by reference herein. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits – Certain of the exhibits to this Annual Report are hereby incorporated by references, as summarized in (b) below.
(b)	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index immediately following the Consolidated Financial Statements filed as part of this report on Form 10-K and is incorporated herein by reference.

(c)	All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2007.

CRAFTMADE INTERNATIONAL, INC.

By:	/s/ James R. Ridings James R. Ridings
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ James R. Ridings James R. Ridings	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 11, 2007

/s/ Brad Dale Heimann Brad Dale Heimann	President and Chief Operating Officer	September 11, 2007

/s/ J. Marcus Scrudder J. Marcus Scrudder	Chief Financial Officer (Principal Financial Officer)	September 11, 2007

/s/ Clifford Crimmings Clifford Crimmings	Vice President of Marketing and Director	September 11, 2007

/s/ John S. DeBlois John S. DeBlois	Executive Vice President of Trade Source International, Inc. and Director	September 11, 2007

/s/ Michael L. Patton Michael L. Patton	Chief Accounting Officer (Principal Accounting Officer)	September 11, 2007

/s/ William E. Bucek William E. Bucek	Director	September 11, 2007

/s/ L. Dale Griggs L. Dale Griggs	Director	September 11, 2007

/s/ A. Paul Knuckley A. Paul Knuckley	Director	September 11, 2007

/s/ R. Don Morris R. Don Morris	Director	September 11, 2007

/s/ Lary Snodgrass Lary Snodgrass	Director	September 11, 2007

/s/ Richard T. Walsh Richard T. Walsh	Director	September 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Craftmade International, Inc.
Coppell, Texas
     We have audited the accompanying consolidated balance sheets of Craftmade International, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended June 30, 2007. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the three years in the period ended June 30, 2007. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2007 and 2006, and the results of its operations and its cash flows for the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein for the three years in the period ended June 30, 2007.
     As more fully described in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 5, 2007, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
September 5, 2007

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Net sales	$103,350	$118,054	$118,806
Cost of goods sold	(71,059)	(82,585)	(83,360)

Gross profit	32,291	35,469	35,446

Selling, general and administrative expenses	(21,151)	(19,895)	(20,503)
Depreciation and amortization	(799)	(594)	(581)

Total operating expenses	(21,950)	(20,489)	(21,084)

Income from operations	10,341	14,980	14,362

Interest expense, net	(1,441)	(1,184)	(1,081)

Income before income taxes and minority interests	8,900	13,796	13,281
Provision for income taxes	(1,482)	(3,266)	(3,079)

Income before minority interests	7,418	10,530	10,202
Minority interests	(1,507)	(3,430)	(3,775)

Net income	$5,911	$7,100	$6,427

Earnings per share data:

Basic weighted average common shares outstanding	5,204	5,201	5,095

Diluted weighted average common shares outstanding	5,206	5,211	5,115

Basic earnings per common share	$1.14	$1.37	$1.26

Diluted earnings per common share	$1.14	$1.36	$1.26

Cash dividends declared per common share	$0.48	$0.48	$0.40

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	June 30,
	2007	2006
ASSETS

Current assets
Cash	$928	$2,164
Accounts receivable, net	18,082	19,968
Inventories, net	18,076	21,085
Income taxes receivable	1,376	—
Deferred income taxes	1,251	1,252
Prepaid expenses and other current assets	1,503	822

Total current assets	41,216	45,291

Property and equipment, net	8,379	8,098
Goodwill	13,644	11,480
Other intangibles, net	1,502	169
Other assets	10	23

Total non-current assets	23,535	19,770

Total assets	$64,751	$65,061

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current liabilities
Book overdrafts	$48	$70
Accounts payable	5,903	7,544
Other accrued expenses	2,472	4,098
Current portion of long-term obligations	264	3,308

Total current liabilities	8,687	15,020

Non-current liabilities
Long-term obligations	18,938	16,204
Deferred income taxes	1,107	345
Other long-term liabilities	—	793

Total non-current liabilities	20,045	17,342

Total liabilities	28,732	32,362

Minority interests	3,495	3,662

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,704,420 and 9,703,420 shares issued, respectively	97	97
Additional paid-in capital	17,831	17,757
Retained earnings	52,722	49,309
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	32,524	29,037

Total liabilities, minority interests and stockholders’ equity	$64,751	$65,061

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$5,911	$7,100	$6,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799	594	651
Provision for bad debts and inventories	136	564	704
Loss on sale of property and equipment	7	63	—
Stock compensation expense	64	23	11
Deferred income taxes	763	91	(1,203)
Minority interest	1,507	3,430	3,775
Change in assets and liabilities providing/(using) cash, net of acquisitions
Accounts receivable	1,854	1,809	(1,488)
Inventories	2,908	(3,527)	(1,246)
Prepaid expenses and other current assets	(300)	(469)	374
Accounts payable	(2,882)	(322)	(286)
Other accrued expenses	(3,725)	(1,522)	(368)

Net cash provided by operating activities	7,042	7,834	7,351

Cash flows from investing activities:
Acquisition of Marketing Impressions, Inc.
Initial payment and acquisition related costs, net of cash acquired	(1,507)	—	—
Additional contingent consideration	(1,601)	—	—
Additions to property and equipment	(499)	(233)	(111)
Acquisition of Bill Teiber Co., Inc.	—	—	(4,000)
Additions to other intangibles	—	—	(10)

Net cash used in investing activities	(3,607)	(233)	(4,121)

Cash flows from financing activities:
Cash dividends	(2,498)	(2,404)	(2,036)
Distributions to minority interest members	(1,674)	(3,859)	(1,668)
Principal payments on notes payable	(1,134)	(1,512)	(2,740)
Increase/(decrease) in book overdrafts	(22)	(450)	520
Treasury stock purchases	—	—	(2,925)
Proceeds from exercise of employee stock options	10	37	503
Principal payments on capital lease	(24)	—	—
Net proceeds/(payments on) from lines of credit	671	(6,394)	8,423

Net cash provided by/(used in) financing activities	(4,671)	(14,582)	77

Net increase/(decrease) in cash	(1,236)	(6,981)	3,307
Cash at beginning of year	2,164	9,145	5,838

Cash at end of year	$928	$2,164	$9,145

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$1,316	$1,202	$929
Income taxes	2,719	3,033	4,299

Supplemental disclosures of non-cash investing and financing activities:
Dividends declared but not paid	$625	$624	$531
Property and equipment financed under capital lease	177	—	—

Common stock and additional paid-in-capital issued in conjunction with acquisition	$—	$—	$4,056

Retirement of preferred stock
Decrease in Series A Preferred Stock	$—	$(32)	$—
Decrease in additional paid-in capital	—	(956)	—
Charge to retained earnings	—	(893)	—
Decrease in preferred treasury stock	—	1,881	—
See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED JUNE 30, 2007
(In thousands)

			Series A	Additional	Unearned
	Common Stock		Preferred	Paid-In	Deferred	Retained	Treasury Stock
	Shares	Amount	Stock	Capital	Compensation	Earnings	Shares	Amount	Total
Balance as of June 30, 2004	9,466	$95	$32	$14,098	$(11)	$41,207	4,369	$(37,082)	$18,339

Comprehensive income:
Net income for the fiscal year ended June 30, 2005						6,427			6,427

Total comprehensive income						6,427			6,427

Deferred compensation earned	—	—	—	—	11	—	—	—	11
Treasury stock purchases	—	—	—	—	—	—	163	(2,925)	(2,925)
Exercise of stock options	44	—	—	501	—	—	—	—	501
Cash dividends declared	—	—	—	—	—	(2,036)	—	—	(2,036)
Acquisition of Bill Teiber Co., Inc.	190	2	—	4,054	—	—	—	—	4,056

Balance as of June 30, 2005	9,700	$97	$32	$18,653	$—	$45,598	4,532	$(40,007)	$24,373

Comprehensive income:
Net income for the fiscal year ended June 30, 2006						7,100			7,100

Total comprehensive income						7,100			7,100

Exercise of stock options, net of tax benefit	3	—	—	37	—	—	—	—	37
Stock-based compensation charge	—	—	—	23	—	—	—	—	23
Cash dividends declared	—	—	—	—	—	(2,496)	—	—	(2,496)
Retirement of preferred stock	—	—	(32)	(956)	—	(893)	(32)	1,881	—

Balance as of June 30, 2006	9,703	$97	$—	$17,757	$—	$49,309	4,500	$(38,126)	$29,037

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – CONTINUED
FOR THE THREE YEARS ENDED JUNE 30, 2007
(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance as of June 30, 2006	9,703	$97	$17,757	$49,309	4,500	$(38,126)	$29,037

Comprehensive income:
Net income for the fiscal year ended June 30, 2007				5,911			5,911

Total comprehensive income				5,911			5,911

Exercise of stock options, net of tax benefit	1	—	10	—	—	—	10
Stock-based compensation charge	—	—	64	—	—	—	64
Cash dividends declared	—	—	—	(2,498)	—	—	(2,498)

Balance as of June 30, 2007	9,704	$97	$17,831	$52,722	4,500	$(38,126)	$32,524

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Nature of the Company
Craftmade International, Inc., a Delaware corporation, is organized into two operating segments: Craftmade International, Inc. (“Craftmade”) and Trade Source International, Inc. (“TSI”). Craftmade is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, interior lighting fixtures, bath-strip lighting, light bulbs, door chimes, pushbuttons, ventilation systems and other lighting accessories and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets.
TSI is a wholly-owned subsidiary that was acquired on July 1, 1998. TSI also includes two limited liability companies: Design Trends, LLC (“Design Trends”) which is 50% owned and Prime/Home Impressions, LLC (“PHI”) which is wholly owned. The TSI segment is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers. Craftmade, TSI, their wholly-owned subsidiaries and 50% owned limited liability company are collectively referred to as the “Company.”
Note 2 – Summary of Significant Accounting Policies
Basis of presentation – The Company’s consolidated financial statements include the accounts of all wholly-owned subsidiaries and the accounts of its variable interest entity, Design Trends (and Prime/Home Impressions for fiscal years prior to 2007), in which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company’s foreign subsidiaries is the United States dollar. Certain prior year balances have been reclassified to conform to current year presentation.
Accounts receivable – Accounts receivable balances represent customer trade receivables generated from the Company’s operations and consist of the following:
Summary of Accounts Receivable
(Dollars in thousands)

	June 30,	June 30,
	2007	2006
Accounts receivable	$17,780	$20,095
Other receivables	553	166
Allowance for doubtful accounts	(251)	(293)

Net accounts receivable	$18,082	$19,968

Other receivables primarily consist of debit memos due from customers and vendors.
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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Concentration of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of Craftmade’s customers are lighting showrooms; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2007, Craftmade had no significant concentration of credit risk. As part of its ongoing control procedures, TSI monitors the creditworthiness of its customers thereby mitigating the effect of its concentration of credit risk. All of TSI’s sales are to mass merchandisers with Lowe’s Companies, Inc. (“Lowe’s”) comprising the most significant portion as follows:

	Lowe’s
	Percent of	Percent of
	TSI’s	Consolidated
Fiscal Year Ended	Net Sales	Net Sales
June 30, 2007	70%	29%
June 30, 2006	87%	41%
June 30, 2005	83%	44%
Inventories – The Company’s inventories are primarily comprised of finished goods and are recorded at the lower of cost or market using the average cost method. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. Inventory reserves were $403,000 and $934,000 at June 30, 2007 and 2006, respectively.
Property and equipment – Property and equipment is recorded at cost and summarized as follows:
Summary of Property and Equipment
(Dollars in thousands)

	June 30,	June 30,
	2007	2006
Land	$1,535	$1,535
Building	7,796	7,796
Office furniture and equipment	4,203	3,320
Leasehold improvements	194	187

Gross property and equipment	13,728	12,838
Accumulated depreciation	(5,349)	(4,740)

Net property and equipment	$8,379	$8,098

Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, as follows:

Building	40 years
Office furniture and equipment	2 to 7 years
See “Note 4 – Long-Term Obligations” in the notes to the consolidated financial statements for a discussion of the Company’s term loan used to finance the Company’s acquisition of its headquarters, warehouse and distribution facility. Office furniture and equipment includes the cost of the Company’s product tooling which is amortized over two years. Leasehold improvements are amortized over the life of the lease or their useful life, whichever is shorter.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization expense is summarized in the following table:
Depreciation and Amortization
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Depreciation of property and equipment	$601	$564	$570
Amortization of intangibles	198	30	11

	$799	$594	$581

Maintenance and repairs are charged to expense as incurred; renewals and betterments are recorded to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.
Impairment of long-lived assets – The Company reviews potential impairments of long-lived assets and certain identifiable intangibles on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and before interest, from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value. There was no impairment of long-lived assets at June 30, 2007.
Goodwill and other intangible assets – The following table summarizes the Company’s goodwill:
Summary of Goodwill
(Dollars in thousands)

	Craftmade	TSI	Total
June 30, 2006	$6,745	$4,735	$11,480
Acquisition of Marketing Impressions	—	2,164	2,164

June 30, 2007	$6,745	$6,899	$13,644

The Company assesses the carrying values of goodwill annually or when circumstances dictate that the carrying value might be impaired. Impairment testing for goodwill is analyzed at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. In the event that impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period. There was no impairment of goodwill at June 30, 2007. The amount of goodwill deductible for tax purposes in the future was $6,164,000 at June 30, 2007.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In connection with its acquisitions, the Company acquired certain identifiable intangible assets, including patents, trademarks and covenants not-to-compete:
Summary of Intangible Assets
(Dollars in thousands)

	June 30,	June 30,	Life
	2007	2006	in Years
Non-compete covenants	$1,020	$200	7
Patents and trademarks	720	10	15 to 17

Gross intangible assets	1,740	210
Accumulated amortization	(238)	(41)

Net intangible assets	$1,502	$169

Estimated future amortization expense related to intangible assets is summarized as follows:
Summary of Future Amortization Expense
(Dollars in Thousands)

Fiscal Year Ending
June 30, 2008	$234
June 30, 2009	228
June 30, 2010	166
June 30, 2011	166
June 30, 2012	165
Thereafter	543

$1,502

Other accrued expenses – Other accrued expenses consist of the following balances:
Summary of Other Accrued Expenses
(Dollars in Thousands)

	June 30,	June 30,
	2007	2006
Accrued customer allowances	$947	$2,637
Accrued dividend payable	625	624
Commissions payable	287	274
Accrued payroll	217	183
Income taxes payable	—	114
Other current liabilities	396	266

Other accrued expenses	$2,472	$4,098

Returns – The Company offers certain customers credits for authorized returned merchandise and estimates an allowance for sales returns at the end of each period:

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Sales Returns Allowance
(Dollars in thousands)

	June 30,	June 30,	June 30,
	2007	2006	2005
Beginning of year balance	$87	$85	$85
Provision for estimated returns	1,025	939	760
Return credits issued	(1,021)	(937)	(760)

End of year balance	$91	$87	$85

Product warranties – Craftmade ceiling fans are warranted against defects in workmanship and materials depending on standard offerings of various lengths and terms. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.
Product Warranty Reserves
(Dollars in thousands)

	June 30,	June 30,	June 30,
	2007	2006	2005
Beginning of year balance	$169	$171	$145
Provision for estimated expenses	1,147	1,037	1,009
Warranty claims paid	(1,139)	(1,039)	(983)

End of year balance	$177	$169	$171

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
Revenue recognition – Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of Securities and Exchange Commission (“SEC’) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from the Company’s warehouse. The Company does not have an obligation or policy of replacing customer products damaged or lost in transit. In some instances, the Company ships product directly from its suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative.
The Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company’s application of EITF 99-19 includes evaluation of its terms with each major customer relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
customers. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”
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
In addition to various incentive programs, from time to time, the Company is required to provide mark-down funds to certain of its mass retail customers to assist them in clearing slow-moving inventory. These mark-down funds are accrued as a reduction of revenue at the time that the related revenues are recorded.
The Company is also required to provide for the cost of labor associated with resetting store displays. Resets involve removing slow-moving inventory and replacing it with new products. Although reset costs are paid to third parties who perform the services, they are considered an incentive to our mass merchandise customers. For existing products that are replaced, the Company accrues an estimate for the cost as an increase to cost of goods sold in advance of the reset at the time that the related revenues are recorded. The Company bases its estimates on a number of factors. The cost for any new products or space that is gained is expensed as incurred as an increase to cost of goods sold.
Variable interest entities – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to the quarter ended June 30, 2004. Variable interest entities (“VIE’s”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIE’s with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
The Company has a 50% ownership interest in Design Trends, a limited liability company. In connection with the adoption of FIN 46R, the Company concluded that Design Trends is a VIE and that the Company is the primary beneficiary. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate Design Trends and restated its previously issued financial statements to reflect Design Trends as a consolidated entity.
Prior to the acquisition of Marketing Impressions which became effective on July 1, 2006, the Company had a 50% ownership interest in PHI. The Company also concluded that PHI was a VIE and that the Company was the primary beneficiary. Pursuant to the provisions of FIN46R, effective January 1, 2004, the Company began to consolidate PHI and restated its previously issued financial statements to reflect PHI as a consolidated entity. Accordingly, the results of operations of PHI have historically been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income includes the full amount of PHI results from this date.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the consolidating balance sheets of the Company’s VIE’s as of June 30, 2007 and 2006. Although PHI was a VIE prior to the current fiscal year, prior year amounts have been restated to reflect current year presentation.
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2007
(Dollars in thousands)

	Craftmade/	Design
	Trade Source	Trends	Consolidated
Total assets	$48,599	$16,064	$64,663

Total liabilities and minority interests	$30,407	$1,732	$32,139
Total stockholders’ equity	18,192	14,332	32,524

Total liabilities and stockholders’ equity	$48,599	$16,064	$64,663

AS OF JUNE 30, 2006
(Dollars in thousands)

	Craftmade/	Design
	Trade Source	Trends	Consolidated
Total assets	$48,699	$16,362	$65,061

Total liabilities and minority interests	$32,487	$3,537	$36,024
Total stockholders’ equity	16,212	12,825	29,037

Total liabilities and stockholders’ equity	$48,699	$16,362	$65,061

Advertising costs – The Company’s advertising expenditures consist primarily of print advertising programs, and are expensed as used. Prepaid advertising costs consist of current catalogs on hand and are expensed in relation to use. Advertising expense and prepaid advertising costs increased in the fiscal year ended June 30, 2007 as the result of the rollout of new product catalogs.
Advertising
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Advertising expense	$2,161	$1,514	$1,442
Prepaid advertising costs	407	164	188

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Research and development – Research, development and engineering expenditures for the creation and application of new products and processes are expensed as incurred, as summarized in the following table:
Research and Development
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Research and development	$265	$217	$202
Stock-based compensation – Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. Compensation cost for awards granted prior to, but not vested as of, the date the Company adopted SFAS 123(R) were based on the grant date fair value and attributes originally used to value those awards.
The Company has recognized compensation cost for all stock-based payments granted subsequent to July 1, 2005 in the consolidated financial statements, summarized as follows:
Stock-Based Compensation Expense
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005(A)
Stock-based compensation expense recognized:
Selling, general & administrative	$64	$23	$—

(A)	See pro forma analysis below.
The following table shows pro forma net income for the fiscal year ended June 30, 2005 had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123(R). The pro forma results for prior years are compared to actual results for the current year, where stock option expense is included in reported net income. The pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Pro Forma Net Income
(In thousands, except per shara data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Net income, as reported	$5,911	$7,100	$6,427
Compensation expense, pro forma, net of related taxes	—	—	(63)

Net income, proforma	$5,911	$7,100	$6,364

Basic weighted average shares of common stock	5,204	5,201	5,095
Diluted weighted average shares of common stock	5,206	5,211	5,115

Basic earnings per share, as reported	$1.14	$1.37	$1.26
Basic earnings per share, pro forma	1.14	1.37	1.25

Diluted earnings per share, as reported	$1.14	$1.36	$1.26
Diluted earnings per share, pro forma	1.14	1.36	1.24
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2008	$113
June 30, 2009	113
June 30, 2010	113
June 30, 2011	52
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
Effects of recent accounting pronouncements – In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, of the adoption of SFAS 159 on its consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 157 will have on its consolidated financial statements.
In September 2006, the SEC issued SAB No. 108 (“SAB 108”) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in fiscal 2007. It did not have a material impact on its consolidated financial statements.
In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective July 1, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is evaluating the impact of implementing the provisions of FIN 48 on its financial position and future results of operations, but does not expect that the impact will be material.
Note 3 – Acquisitions
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
The results of operations of PHI have historically been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income includes the full amount of PHI results from this date. In conjunction with the closing of the transaction, the Company paid Marketing Impressions its share of minority interest outstanding at June 30, 2006. This amount totaled $972,000.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The purchase price, including amounts for patents and trademarks and non-compete agreements, is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of June 30, 2007:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	1,697
Acquisition-related costs	220

Total consideration as of June 30, 2007	$3,204

Percent of Adjusted Gross Profit
July 1, 2006 to August 31, 2011	22%

Additonal Percent of Adjusted Gross Profit
July 1, 2006 to June 30, 2007 (not to exceed $750)	15%
The Company has estimated that the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011 to be a total of $3,552,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.
The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the effective date of acquisition and is summarized as follows:
Purchase Price Allocation
(Dollars in thousands)

Assets:
Accounts receivable	$368
Inventory	2
Property and equipment	214
Deferred tax assets	70
Acquired intangibles	1,530
Goodwill	2,164

4,348

Liabilities:
Accounts payable	1,120
Note payable and other liabilities	24

1,144

Total purchase price as of June 30, 2007	$3,204

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amount of goodwill allocated to the purchase price was $2,164,000, all of which is deductible for tax purposes over a 15 year period. In connection with the acquisition, the Company acquired certain identifiable intangible assets, including patents, trademarks and covenants not-to-compete. The gross amounts of such assets along with the range of amortizable lives are as follows:
Summary of Acquired Intangibles
(Dollars in thousands)

	Life	Gross
	in Years	Amount
Patents and trademarks	15	$710
Non-compete covenants	7	820

		$1,530

The purchase price was allocated based on the respective market value of the net assets acquired. Annual amortization expense is estimated to be $164,000 per fiscal year.
The following table sets forth the unaudited pro forma results of operations of the Company as if the Marketing Impressions acquisition had occurred at the beginning of each fiscal year. Since the acquisition was effective at the beginning of the fiscal year on July 1, 2006, pro forma amounts equal actual amounts for the fiscal year ended June 30, 2007. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future. Management does not believe that the same amount of additional earnings from the acquisition will necessarily be obtained in the future.
Unaudited Pro Forma Results
(In thousands, except per share data)

Fiscal
Year
Ended
June 30,
2006
Net sales(1)
As reported	$118,054
Pro forma	118,054

Net income(2)
As reported	$7,100
Pro forma	8,224

Diluted earnings per share
As reported	$1.36
Pro forma	1.58

(1)	Since net sales of Marketing Impressions represent sales to Craftmade, they eliminate in consolidation. Net sales of PHI have historically been included in consolidated net sales of the Company in accordance with FIN 46R. Accordingly, pro forma net sales equal actual net sales.

(2)	Pro forma net income includes the remaining 50% net income of PHI (minority interest portion) plus additional gross margin for certain products, less interest, depreciation, amortization, and consulting fees.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Unaudited Pro Forma Results
(In thousands, except per share data)

Fiscal
Year
Ended
June 30,
2005
Net sales
As reported	$118,806
Pro forma	123,482

Net income
As reported	$6,427
Pro forma	6,684

Diluted earnings per share
As reported	$1.26
Pro forma	1.27

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:
Summary of Revolving Lines of Credit
and Notes Payable at June 30, 2007
(Dollars in thousands)

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving line of credit	$30,000	$18,825	LIBOR plus 1.50%	September 1, 2009
Note payable — facility	N/A	223	8.302%	January 1, 2008
Capital lease obligation	N/A	154		November 5, 2010

		$19,202

A description of each long-term obligation is summarized as follows (in thousands):

	June 30,	June 30,
Description	2007	2006
On September 18, 2006, the Company entered into a Second Amended and Restated Loan Agreement (the “Frost Loan Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”). The Frost Loan Agreement amends the Restated Loan Agreement dated October 31, 2005, between Craftmade and Frost. Also, on September 18, 2006, Craftmade executed a Revolving Promissory Note (the “Note”) payable to the order of Frost, in the principal amount of $30,000,000 or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory, with an interest rate equal to LIBOR plus 1.5%. The LIBOR rate in effect at June 30, 2007 was 5.32%. There was $4,505,000 available to borrow under the Note at June 30, 2007. The Note will mature on September 1, 2009. The Frost Loan Agreement contains financial covenants that require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 3.0 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Frost Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. The Company is in compliance with all of its covenants at June 30, 2007. All wholly-owned subsidiaries of Craftmade and Design Trends, a 50% owned subsidiary of Craftmade, have agreed to be guarantors of the Frost Loan Agreement (the “Guarantors”). Craftmade and each of the Guarantors have granted a security interest to Frost in each of their accounts receivable and inventory
	$18,825	$15,981

On May 9, 2000, the Company entered into a term loan to finance its home office and warehouse with an original principal balance of $9,200,000. The loan is payable in equal monthly installments of $100,378 of principal and interest at 8.302%. The loan is collateralized by the building and land. The loan is scheduled to mature on January 1, 2008, but was fully repaid in August 2007	223	1,358

Capital lease obligation for computer equipment	154	–

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
Description	2007	2006
On April 17, 2002 PHI entered into a $3,000,000 note and security agreement with Wachovia Bank, N.A. (“Wachovia”). Borrowings under this agreement are limited to a borrowing base calculated as a percentage of certain eligible accounts receivable and inventory are payable on demand with interest at the monthly LIBOR index (5.10906% at June 30, 2006) plus 2%, collateralized by certain inventory and receivables of the Company and jointly and severally guaranteed by the PHI members. This loan agreement, which expires on December 15, 2006, requires the maintenance of certain financial ratios including the maintenance of minimum tangible net worth and funded debt to EBITDA. The note was paid in full and cancelled in September 2006 in conjunction with the issuance of the Frost Loan Agreement
	—	2,173

Sub-total	19,202	19,512
Less: Lines of credit due on demand	—	(2,173)
Less: Current amounts due in following year	(264)	(1,135)

Non-current	$18,938	$16,204

Weighted average interest rates on outstanding borrowings
Lines of credit	6.8%	6.9%
Notes payable	8.3%	8.3%
Total	6.8%	7.0%
     Scheduled maturities of notes payable and lines of credit at June 30, 2007 are detailed as follows:
Schedule of Maturities
(Dollars in thousands)

	Line of	Note	Capital
Fiscal Year Ended	Credit	Payable	Lease	Total
June 30, 2008	$—	$223	$41	$264
June 30, 2009	—	—	44	44
June 30, 2010	18,825	—	48	18,873
June 30, 2011	—	—	21	21

	$18,825	$223	$154	$19,202

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Income Taxes
Components of the provision for income taxes consist of the following:
Provision for Income Taxes
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Current expense/(benefit):
Federal	$1,003	$3,309	$3,659
State	(427)	(243)	264
Foreign	143	109	359

Total current expense	719	3,175	4,282
Deferred expense/(benefit)	763	91	(1,203)

Provision for income tax expense	$1,482	$3,266	$3,079

For the fiscal year ended June 30, 2007, federal income tax expense was reduced by a benefit obtained from a reduction in amounts set aside for tax contingencies. The benefit obtained from state taxes in fiscal years 2007 and 2006 resulted from anticipated refunds from lower state apportionment rates applied to prior periods as a result of a change in the state tax law. See “Reconciliation of Federal Tax Rate to Effective Tax Rate” below.
Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:
Summary of Deferred Taxes
(Dollars in thousands)

	June 30,	June 30,
	2007	2006
Inventories	$346	$518
Investment in 50% owned LLC’s	181	377
Reserves and accruals	158	276
Accounts receivable reserves	85	100
State refund claims, net of federal tax	100	59
Net operating loss carryforwards	24	24
Other	88	54
Valuation allowance	(100)	(59)

Total deferred tax assets	882	1,349

Depreciation and amortization	(580)	(409)
Foreign taxes	(158)	(31)
Other	—	(2)

Total deferred tax liabilities	(738)	(442)

Net deferred tax asset/(liability)	$144	$907

The valuation allowance represents a portion of the tax benefits of certain state refund claims which may not be fully realized.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The differences between the Company’s effective tax rate and the federal statutory rate of 34% to its effective tax rate of 20% are summarized in the following table:
Reconciliation of Federal Tax Rate to Effective Tax Rate
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Tax at the statutory corporate rate	$3,026	$4,691	$4,515
Less: federal income tax attributable to minority interest	(459)	(1,158)	(1,284)
Foreign tax rate under federal statutory rate(1)	(905)	(156)	(338)
Federal taxes on anticipated repatriation of foreign earnings	147	(157)	51
State income taxes, net of federal benefit(2)	(314)	22	180
Other	(13)	24	(45)

Provision for income taxes	$1,482	$3,266	$3,079

(1)	The foreign tax rate under the federal statutory rate for the fiscal year ended June 30, 2007 includes benefits obtained from a reduction in amounts set aside for tax contingencies of $793,000 recorded in the quarter ended June 30, 2007 and a lower foreign tax rate of approximately $112,000.

(2)	State income taxes, net of federal benefit, includes the benefit resulting from lower state apportionment rates applied to prior periods as a result of a change in the state tax law totaling $516,000, offset by increases in amounts set aside for tax contingencies totaling $231,000.
Note 6 – Stockholders’ Equity
Stock Option Plans
On October 27, 2000, the Company’s stockholders approved the 1999 Stock Option Plan (“1999 Plan”) and 2000 Non-Employee Director Plan (“Non-Employee Plan”), previously adopted by the Board of Directors on October 29, 1999 and February 16, 2000, respectively. At June 30, 2007, there were 18,500 fully vested options which were exercisable under these plans. The 1999 Plan and Non-Employee Plan were terminated upon adoption of the 2006 Long-Term Incentive Plan (“2006 Plan”).
On November 28, 2006, the Company’s stockholders approved the 2006 Plan. The 2006 Plan allows a maximum of 400,000 shares of the Company’s common stock to be issued. Options granted will be designated as either Incentive Stock Options or Non-Qualified Stock Options. The options vest at a rate of 25% on the first anniversary of the grant date and 25% on each successive anniversary. Options may be exercised at any time once they become vested, but not more than 10 years from the date of grant. See “Note 2 – Summary of Significant Accounting Policies” for additional information.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A summary of options issued under the above agreements is as follows:
Summary of Stock Options

		Weighted		Weighted
		Average	Exercise	Average
		Exercise	Price	Remaining
	Shares	Price	Range	Life (Years)
Outstanding at June 30, 2004	69,500	$8.99
Granted	3,000	20.74
Exercised	(44,000)	7.34
Forfeited	(8,500)	10.01

Outstanding at June 30, 2005	20,000	13.94
Granted	3,000	17.48
Exercised	(3,500)	6.75

Outstanding at June 30, 2006	19,500	15.78
Granted	85,000	18.49
Exercised	(1,000)	6.75
Forfeited	(4,400)	18.85

			$6.75-
Outstanding at June 30, 2007	99,100	$18.06	$25.20	8.8

			$6.75-
Exercisable at June 30, 2007	18,500	$16.26	$25.20	5.8

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:
Weighted-Average Stock Option Assumptions

	Fiscal	Fiscal	Fiscal
	2007	2006	2005
Expected volatility	36%	45%	47%
Risk-free interest rate	4.9%	4.5%	3.7%
Expected lives	4 years	4 years	4 years
Dividend yield	2.6%	2.7%	1.9%
Weighted average fair value of options granted per share	$5.31	$5.88	$7.43

Total fair value of options granted	$451,000	$18,000	$22,000
Total fair value of options vested	$105,000	$93,000	$113,000
Total intrinsic value of stock options exercised(1)	$9,000	$34,000	$566,000

(1)	Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the strike price times the number of stock options exercised.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The assumptions incorporate historical volatility, a risk-free interest rate which approximates the implied yield currently available on U.S. Treasury zero-coupon issues and a dividend yield based on the amount of dividends historically paid.
The following table summarizes the range of exercise prices for stock options outstanding and vested as of June 30, 2007:
Stock Option Exercise Prices

	Number of Shares
	Under Stock Options		Exercise
Expiration Date	Outstanding	Exercisable	Price
10/28/2009	3,500	3,500	$6.75
2/15/2012	3,000	3,000	14.85
2/15/2013	3,000	3,000	14.15
2/15/2014	3,000	3,000	25.20
2/15/2015	3,000	3,000	20.74
2/15/2016	3,000	3,000	17.48
11/27/2016	55,600	—	18.85
2/4/2017	25,000	—	17.62

	99,100	18,500	$18.06

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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Earnings Per Share
Basic earnings per share measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options. Stock options for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:
Earnings Per Common Share
(In thousands, except per shara data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Basic and diluted earnings per share:

Numerator
Net income	$5,911	$7,100	$6,427

Denominator for basic EPS
Weighted average common shares outstanding	5,204	5,201	5,095

Denominator for diluted EPS
Weighted average common shares outstanding	5,204	5,201	5,095
Incremental shares for stock options	2	10	20

Potentially dilutive weighted average common shares	5,206	5,211	5,115

Basic earnings per common share	$1.14	$1.37	$1.26

Diluted earnings per common share	$1.14	$1.36	$1.26

Note 8 – Disclosures About Fair Value of Financial Instruments
The Company’s financial instruments include cash, receivables, accounts and commissions payable, accrued expenses and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2007, because of their short-term nature, recent renegotiations and/or variable interest rates.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Commitments and Contingencies
The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating leases as summarized in the following table:
Rental Expense Under Operating Leases
(Dollars in thousands)

Fiscal Year Ended	Amount
June 30, 2007	$383
June 30, 2006	438
June 30, 2005	315
In addition, the Company has guaranteed royalty payments under a licensing agreement. There was no royalty expense incurred under this agreement during the three years ended June 30, 2007.
Future minimum lease payments under non-cancelable operating leases and guaranteed minimum royalty payments as of June 30, 2007 are as follows:
Future Minimum Lease and Royalty Payments
(Dollars in thousands)

	Operating	Guaranteed
Fiscal Year Ended	Leases	Royalties	Total
June 30, 2008	$128	$71	$199
June 30, 2009	84	109	193
June 30, 2010	8	90	98
June 30, 2011	8	—	8
Thereafter	7	—	7

	$235	$270	$505

The Company is also contractually obligated to pay contingent consideration based on future levels of adjusted gross profit in connection with its acquisition of Marketing Impression. See “Note 3 – Acquisitions.”
There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – 401(k) Defined Contribution Plan
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
Contributions to 401(k) Retirement Plan
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Contributions to 401(k)	$110	$101	$94
Note 11 – Segment Information
The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.
The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings including ceiling fans, light kits, bath-strip lighting, interior lighting fixtures, light bulbs, door chimes, ventilation systems and related accessories to a nationwide network of lighting showrooms and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets. The TSI segment derives its revenue from outdoor lighting, portable lamps, indoor lighting and fan accessories marketed solely to mass merchandisers.
Net sales are attributed to geographic areas based on the location of the customer to which products are shipped. Substantially all of the Company’s net sales were to customers in North America, principally the United States, during the three fiscal years ended June 30, 2007. In addition, substantially all of the Company’s assets were attributable to its operations in the United States as of June 30, 2007 and 2006.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents information about the reportable segments:
Summary of Reportable Segments
(Dollars in thousands)

	Craftmade	TSI	Total
Fiscal year ended June 30, 2007:
Net sales	$59,925	$43,425	$103,350
Gross profit	21,180	11,111	32,291
Income from operations	5,732	4,609	10,341
Interest expense, net	1,416	25	1,441
Minority interest	—	1,507	1,507
Provision for income taxes	1,469	13	1,482
Depreciation and amortization	548	251	799
Net income	2,847	3,064	5,911
Total assets	53,579	11,172	64,751

Fiscal year ended June 30, 2006:
Net sales	$62,902	$55,152	$118,054
Gross profit	22,541	12,928	35,469
Income from operations	8,517	6,463	14,980
Interest expense, net	1,104	80	1,184
Minority interest	—	3,430	3,430
Provision for income taxes	2,501	765	3,266
Depreciation and amortization	575	19	594
Net income	4,877	2,223	7,100
Total assets	52,833	12,228	65,061

Fiscal year ended June 30, 2005:
Net sales	$55,663	$63,143	$118,806
Gross profit	20,311	15,135	35,446
Income from operations	6,402	7,960	14,362
Interest expense, net	973	108	1,081
Minority interest	—	3,775	3,775
Provision for income taxes	1,895	1,184	3,079
Depreciation and amortization	537	44	581
Net income	3,534	2,893	6,427
Total assets	50,835	19,980	70,815

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes net sales by product category as a percentage of consolidated net sales:
Net Sales by Product Category

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Craftmade
Ceiling fans, light kits and blades	37%	36%	37%
Teiber lighting products	10%	8%	2%
Durocraft gauges and clocks	3%	1%	0%
Accolade lighting	8%	8%	8%

	58%	53%	47%

TSI
Indoor lighting	23%	29%	36%
Outdoor lighting	2%	6%	7%
Accessories	17%	12%	10%

	42%	47%	53%

	100%	100%	100%

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 12 – Quarterly Data (Unaudited)
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
Quarterly Data (Unaudited)
(In thousands, except per share data)

	Fiscal Year Ended June 30, 2007(1)					Fiscal Year Ended June 30, 2006
		Fourth	Third	Second	First		Fourth	Third	Second	First
	Total	Quarter(2)	Quarter	Quarter	Quarter	Total	Quarter	Quarter	Quarter	Quarter
Net sales	$103,350	$26,169	$22,492	$26,563	$28,126	$118,054	$31,248	$27,154	$28,628	$31,024
Gross profit	32,291	7,894	7,091	8,524	8,782	35,469	9,567	8,568	8,588	8,746
Income from operations	10,341	2,242	1,413	3,188	3,498	14,980	4,218	3,385	3,687	3,690
Net income	5,911	1,794	733	1,500	1,884	7,100	1,923	1,748	1,697	1,732

Basic EPS	$1.14	$0.34	$0.14	$0.29	$0.36	$1.37	$0.37	$0.34	$0.33	$0.33
Diluted EPS	1.14	0.34	0.14	0.29	0.36	1.36	0.37	0.34	0.33	0.33

Basic shares outstanding	5,204	5,205	5,204	5,204	5,204	5,201	5,203	5,201	5,200	5,200
Diluted shares outstanding	5,206	5,206	5,206	5,206	5,215	5,211	5,211	5,211	5,210	5,210

(1)	Includes the results of Marketing Impressions, Inc. effective July 1, 2006. See “Note 3 — Acquisitions.”

(2)	See “Note 5 — Income Taxes” regarding benefit obtained from a reduction in amounts set aside for tax contingencies.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Summary of Allowance for Doubtful Accounts and Inventory Obsolescence
(Dollars in thousands)

		Additions
	Balance at	Charged	Charged			Balance
	beginning	to costs	to other			at end of
Description	of period	and expense	accounts	Deductions		period
Allowance for doubtful accounts as of:
June 30, 2007	$293	$32	$—	$(74	)(a)	$251
June 30, 2006	300	80	—	(87	)(a)	293
June 30, 2005	150	223	116	(189	)(a)	300

Allowance for inventory obsolescence as of:
June 30, 2007	$934	$104	$—	$(635	)(b)	$403
June 30, 2006	717	484	—	(267	)(b)	934
June 30, 2005	1,171	481	—	(935	)(b)	717

(a)	Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

(b)	Reduction of the allowance for inventory obsolescence associated with the disposal or sale of certain inventory items.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement between Craftmade International, Inc., Trade Source International, Inc., and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

2.2	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.4	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.7	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.9	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

Exhibit
Number	Description
2.11	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1995, and incorporated by reference herein.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 1995, and incorporated by reference herein.

10.3	Second Amended and Restated Loan Agreement with Frost National Bank dated September 18, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.4	Revolving Promissory Note with Frost National Bank dated September 18, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.5	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.6	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.7	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.8	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.9	Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

21.1*	List of the subsidiaries of Craftmade International, Inc.

Exhibit
Number	Description
23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.