Form 10-Q
period 2007-09-30
CRAFTMADE INTERNATIONAL INC
filed 2007-11-09
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,204,500 as of October 31, 2007.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2007	2006
Net sales	$22,738	$28,126
Cost of goods sold	(15,228)	(19,344)

Gross profit	7,510	8,782

Gross profit as a percentage of net sales	33.0%	31.2%

Selling, general and administrative expenses	(5,541)	(5,084)
Depreciation and amortization	(205)	(200)

Total operating expenses	(5,746)	(5,284)

Income from operations	1,764	3,498

Interest expense, net	(322)	(368)

Income before income taxes and minority interests	1,442	3,130
Income taxes	(326)	(981)

Income before minority interests	1,116	2,149

Minority interests	(498)	(265)

Net income	$618	$1,884

Weighted average common shares outstanding:
Basic	5,205	5,204
Diluted	5,206	5,215

Basic earnings per common share	$0.12	$0.36

Diluted earnings per common share	$0.12	$0.36

Cash dividends declared per common share	$0.12	$0.12

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash	$712	$928
Accounts receivable, net	17,091	18,082
Inventories, net	17,631	18,076
Income taxes receivable	1,081	1,376
Deferred income taxes	1,250	1,251
Prepaid expenses and other current assets	1,452	1,503

Total current assets	39,217	41,216

Property and equipment, net	8,369	8,379
Goodwill	13,791	13,644
Other intangibles, net	1,453	1,502
Other assets	9	10

Total non-current assets	23,622	23,535

Total assets	$62,839	$64,751

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdrafts	$189	$48
Accounts payable	5,470	5,903
Other accrued expenses	2,241	2,472
Current portion of long-term obligations	42	264

Total current liabilities	7,942	8,687

Non-current liabilities
Long-term obligations	18,004	18,938
Deferred income taxes	1,140	1,107
Other long-term liabilities	190	—

Total non-current liabilities	19,334	20,045

Total liabilities	27,276	28,732

Minority interests	3,017	3,495

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,704,420 shares issued	97	97
Additional paid-in capital	17,859	17,831
Retained earnings	52,716	52,722
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	32,546	32,524

Total liabilities, minority interests and stockholders’ equity	$62,839	$64,751

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2007	2006
Net cash provided by operating activities	$2,738	$1,207

Cash flows from investing activities
Acquisition of Marketing Impressions, Inc. Initial payment and acquisition-related costs, net of cash acquired	—	(1,391)
Additional contingent consideration	(197)	(375)
Additions to property and equipment	(140)	(190)

Cash used in investing activities	(337)	(1,956)

Cash flows from financing activities
Increase/(decrease) in book overdrafts	141	(33)
Distributions to minority interest members	(975)	(972)
Net proceeds from/(payments) on lines of credit	(923)	1,244
Cash dividends	(624)	(624)
Principal payments on notes payable	(223)	(275)
Principal payments on capital lease	(13)	—

Net cash used in financing activities	(2,617)	(660)

Net decrease in cash	(216)	(1,409)
Cash at beginning of period	928	2,164

Cash at end of period	$712	$755

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
The balance sheet at June 30, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company believes that the disclosures are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on September 13, 2007. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — ACQUISITION OF MARKETING IMPRESSIONS, INC.
Effective July 1, 2006, TSI acquired Marketing Impressions, Inc., a Georgia corporation (“Marketing Impressions”). Marketing Impressions owned the remaining 50% interest in the Company’s limited liability company PHI and also supplied the Company with certain fan accessory products. This acquisition increased the Company’s effective ownership of PHI to 100% and has been accounted for using the purchase method of accounting. The acquisition is more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The purchase price is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of September 30, 2007:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	1,844
Acquisition-related costs	220

Total consideration as of September 30, 2007	$3,351

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additonal Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (not to exceed $750)	15%
The Company has estimated that the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011 to be a total of $3,334,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the effective date of acquisition and is summarized as follows:
Purchase Price Allocation
(Dollars in thousands)

	As of	Additional	As of
	June 30,	Contingent	September 30,
	2007	Payments	2007
Assets:
Accounts receivable	$368	$—	$368
Inventory	2	—	2
Property and equipment	214	—	214
Deferred tax assets	70	—	70
Acquired intangibles	1,530	—	1,530
Goodwill	2,164	147	2,311

	4,348	147	4,495

Liabilities:
Accounts payable	1,120	—	1,120
Note payable and other liabilities	24	—	24

	1,144	—	1,144

Total purchase price	$3,204	$147	$3,351

The amount of goodwill allocated to the purchase price was $2,311,000, all of which is deductible for tax purposes over a 15 year period.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended
	September 30,	September 30,
	2007	2006
	(In thousands,
	except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$618	$1,884

Denominator for basic EPS
Weighted average common shares outstanding	5,205	5,204

Denominator for diluted EPS
Weighted average common shares outstanding	5,205	5,204
Incremental shares for stock options	1	11

Dilutive weighted average common shares	5,206	5,215

Basic earnings per share	$0.12	$0.36

Diluted earnings per share	$0.12	$0.36

The following table contains information on stock options to purchase shares of our common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:
Summary of Anti-Dilutive Shares
(In thousands, except per share and fiscal year data)

	Anti-		Fiscal
	Dilutive	Range of	Year of
Three Months Ended	Shares	Exercise Prices	Expiration
September 30, 2007	94	$17.48-$25.20	2014 - 2018
September 30, 2006	9	$17.48-$25.20	2014 - 2016

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — SEGMENT INFORMATION
The Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on September 13, 2007. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.
The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings, including ceiling fans, light kits, bathstrip lighting, lamps, light bulbs, door chimes, ventilation systems and other lighting accessories offered primarily through lighting showrooms, certain major retail chains and catalog houses. The TSI segment derives its revenue from outdoor lighting, portable lamps, indoor lighting and fan accessories marketed solely to mass retailers.
The following table presents net sales, gross profit and income from operations for the reportable segments:
Summary of Segment Information

	Three Months Ended
	September 30,	September 30,
	2007	2006
	(In thousands)
Net sales
Craftmade	$14,283	$16,451
TSI	8,455	11,675

Total	$22,738	$28,126

Gross profit
Craftmade	$5,007	$5,752
TSI	2,503	3,030

Total	$7,510	$8,782

Income from operations
Craftmade	$906	$1,975
TSI	858	1,523

Total	$1,764	$3,498

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption.
The options to purchase common stock are issued at fair market value on the date of the grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing one year after the grant date, and expire ten years from issuance. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. The Company has recognized compensation cost for all stock-based payments in the consolidated financial statements as follows:
Stock-Based Compensation Expense
(Dollars in thousands)

	Three Months Ended
	September 30,	September 30,
	2007	2006
Stock-based compensation expense recognized:
Selling, general & administrative	$28	$4
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2008 (remaining nine months)	$85
June 30, 2009	113
June 30, 2010	113
June 30, 2011	52

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about outstanding and exercisable options at September 30, 2007:
Stock Option Information

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)
Outstanding at June 30, 2007	99,100	$18.06	8.8
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—

Outstanding at September 30, 2007	99,100	$18.06	8.5

Exercisable at September 30, 2007	18,500	$16.26	5.8

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — INCOME TAXES
For the three months ended September 30, 2007, we had an effective income tax rate of 34.5%, compared to 34.2% for the three months ended September 30, 2006. The effective tax rate is calculated by dividing income tax expense by income after minority interests and before income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 34% primarily due to state income taxes. The tax provisions for the three months ended September 30, 2007 and 2006 are based on our estimate of the Company’s annualized income tax rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The statute of limitations have lapsed for all U.S. federal returns prior to and including the fiscal year ended June 30, 2003. In May 2007, the Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax return for the fiscal year ended June 30, 2005. There were no material adjustments, penalties or interest resulting from this examination.
With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for four to five years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying financial statements for any adjustments that might be incurred due to state, local or foreign audits.
On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). At the date of adoption, the gross amount of unrecognized tax benefits, interest and penalties was $290,000 that, if recognized, would affect the effective tax rate. As a result of the implementation of FIN 48, we recognized no additional adjustments in the liability for unrecognized income tax benefits. Additionally, adoption of FIN 48 resulted in the reclassification of certain accruals for uncertain tax positions in the amount of $190,000 from current to other long-term expenses.
For the quarter ended September 30, 2007, there was no change in our unrecognized income tax benefits.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing tax matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of FIN 48, the Company will recognize accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of September 30, 2007.
Note 7 — COMMITMENTS AND CONTINGENCIES
There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-looking Statements
With the exception of historical information, the matters discussed in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Craftmade International, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, (i) statements concerning future financial condition and operations, including future cash flows, revenues, gross margins, earnings and variations in quarterly results, (ii) statements relating to anticipated completion dates for new products and (iii) other statements identified by words such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “forecasts,” “intends,” “potential,” “continue,” and similar words or phrases. These factors that could affect our financial and other results can be found in the risk factors section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on September 13, 2007. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or other circumstances.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. The Company’s management believes that certain estimates, assumptions and judgments derived from the accounting policies have significant impact on its financial statements, so the Company considers these to be its critical accounting policies. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the SEC on September 13, 2007.
Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized under FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted and applied FIN 48 under the transition provisions to all of our income tax positions at the required effective date of July 1, 2007. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

Results of Operations
Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
An unaudited, condensed overview of results for the three months ended September 30, 2007 and the corresponding prior year period is summarized as follows:

	Summary Income Statement by Segment
	(Dollars in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$14,283	$8,455	$22,738	$16,451	$11,675	$28,126
Cost of goods sold	(9,276)	(5,952)	(15,228)	(10,699)	(8,645)	(19,344)

Gross profit	5,007	2,503	7,510	5,752	3,030	8,782
Gross profit as a % of net sales	35.1%	29.6%	33.0%	35.0%	26.0%	31.2%

Selling, general and administrative	(3,961)	(1,580)	(5,541)	(3,638)	(1,446)	(5,084)
As a % of net sales	27.7%	18.7%	24.4%	22.1%	12.4%	18.1%

Depreciation and amortization	(140)	(65)	(205)	(139)	(61)	(200)

Total operating expenses	(4,101)	(1,645)	(5,746)	(3,777)	(1,507)	(5,284)

Income from operations	$906	$858	1,764	$1,975	$1,523	3,498

Interest expense, net			(322)			(368)

Income before income taxes and minority interests			1,442			3,130
Income taxes			(326)			(981)

Income before minority interests			1,116			2,149
Minority interests			(498)			(265)

Net income			$618			$1,884

Net Sales. Net sales for the Company decreased $5,388,000 or 19.2% to $22,738,000 for the quarter ended September 30, 2007, compared to $28,126,000 for the quarter ended September 30, 2006, from a decline in net sales of both segments.
Net sales from the Craftmade segment decreased $2,168,000 or 13.2% to $14,283,000 for the quarter ended September 30, 2007, compared to $16,451,000 for the quarter ended September 30, 2006. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade lighting products as a result of the weak overall housing market.
Management continues to focus on introducing new lighting products, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by more competitive product sourcing and additional product offerings through enhanced product development efforts.

Net sales of the TSI segment declined $3,220,000 or 27.6% to $8,455,000 for the quarter ended September 30, 2007, compared to $11,675,000 for the quarter ended September 30, 2006, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Three Months Ended	Source	Trends	Total
September 30, 2007	$4,536	$3,919	$8,455
September 30, 2006	7,382	4,293	11,675

Dollar decrease	$(2,846)	$(374)	$(3,220)

Percent decrease	(38.6%)	(8.7%)	(27.6%)
The decrease in net sales of Trade Source was primarily the result of a decline in orders from Lowe’s related to indoor lighting, outdoor lighting and fan accessories. In November 2006, Lowe’s notified Trade Source that it will no longer source the 14 indoor and outdoor lighting SKUs previously sold to Lowe’s via direct import. Additional information is detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The decline in Design Trends’ net sales was primarily due to the timing of the reset. We shipped reset orders during the first quarter of last year and began shipping the reset for the current year subsequent to the current quarter during the week of October 1, 2007.
Based on the most recent annual line review, management believes that Lowe’s remains committed to the lighting program with Design Trends. Management believes that, based on the amount of product currently shipped to Lowe’s, Design Trends continues to be a primary portable lamp vendor for Lowe’s mix and match portable lamp program. Design Trends has been invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur throughout the year for each product category and give both Trade Source and Design Trends the potential to add new SKU’s; however, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKU’s in the product lines currently offered to Lowe’s.
Management believes that the future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales increased 1.8% to 33.0% for the quarter ended September 30, 2007, compared to 31.2% for the quarter ended September 30, 2006.
Gross profit as a percentage of net sales of the Craftmade segment of 35.1% for the quarter ended September 30, 2007 was consistent with gross profit as a percentage of net sales of 35.0% in the quarter ended September 30, 2006.
For fiscal year 2008, we expect gross profit as a percentage of net sales of the Craftmade segment to slightly improve from the results generated in the fiscal year ended June 30, 2007, as Craftmade begins to realize the benefits obtained from its competitive sourcing efforts in China.

Gross profit as a percentage of net sales of the TSI segment increased 3.7% to 29.6% of net sales for the quarter ended September 30, 2007, compared to 26.0% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Three Months Ended	Source	Trends	Total
September 30, 2007	25.0%	35.0%	29.6%
September 30, 2006	28.4%	21.8%	26.0%

Percent increase/(decrease)	(3.4%)	13.2%	3.6%

Gross profit as a percentage of net sales decreased at Trade Source primarily due to higher product costs of certain of its fan and lamp accessory products. Design Trends benefited from reduced markdowns and lower product reset costs.
For fiscal year 2008, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the fiscal year ended June 30, 2007, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to what it maintained during fiscal year 2007.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $457,000 to $5,541,000 or 24.4% of net sales for the quarter ended September 30, 2007, compared to $5,084,000 or 18.1% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	September 30,	September 30,	Over Prior
	2007	2006	Year Period
Accounting, legal and consulting	$737	$465	$272
Group health claims	374	170	204
Other	4,430	4,449	(19)

	$5,541	$5,084	$457

Accounting, legal and consulting fees increased as a result of increased legal and consulting fees from the Company’s exploration of strategic alternatives. Group health claims increased as a result of higher medical claims during the quarter.
Management anticipates that based on current market conditions, SG&A expenses for fiscal year 2008 will be relatively consistent with results generated in fiscal year 2007.
Interest Expense. Net interest expense of the Company decreased $46,000 to $322,000 for the quarter ended September 30, 2007, compared to $368,000 for the quarter ended September 30, 2006. This decrease was primarily the result of lower average outstanding balances on the Company’s sources of debt as a result of a pay down of amounts borrowed to fund the acquisition of Marketing Impressions and decreases in the financing of working capital.

Minority Interests. Minority interest expense increased $233,000 to $498,000 for the quarter ended September 30, 2007, compared to $265,000 for the same period in the previous quarter. The increase in minority interests resulted from increased profits at Design Trends as a result of reduced markdowns and lower product reset costs.
Provision for Income Taxes. The provision for income tax was $326,000 or 34.5% of income before income taxes for the quarter ended September 30, 2007, compared to $981,000 or 34.2% of income before taxes for the quarter ended September 30, 2006. The effective tax rate is calculated by dividing income tax expense by income after minority interests and before income taxes.
Liquidity and Capital Resources
     The Company’s cash decreased $216,000 from $928,000 at June 30, 2007 to $712,000 at September 30, 2007. Net cash provided by the Company’s operating activities increased $1,531,000 to $2,738,000 for the three months ended September 30, 2007, compared to $1,207,000 for the same period last year. The increase in cash flow from operations resulted primarily from lower accounts receivable and inventory balances, offset by lower net income and accounts payable.
     The $337,000 of cash used in investing activities was primarily related to contingent payments from the acquisition of Marketing Impressions and the purchase of computer equipment.
     Cash used in financing activities primarily resulted from (i) distributions to minority interest member totaling $975,000, (ii) net payments on the Company’s line of credit of $923,000 and (iii) cash dividends of $624,000.
     The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments and any future dividend payments, as well as its projected growth over the next twelve months. In the event that additional capital for growth is required, the Company has obtained a commitment to refinance its warehouse facility at a favorable interest rate. There can be no assurances, however, that any type of financing arrangement will be consummated.
     Management anticipates that future cash flows will be used primarily to retire existing debt, pay dividends, fund potential acquisitions, repurchase Company common stock or fund other investments that will enhance long-term shareholder value and distribute earnings to its minority interest member. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
     Management believes that given the current volatility in the housing and debt markets, it is in the best interest of long-term shareholder value to pursue selective and opportunistic acquisitions in order to achieve more advantageous growth objectives through enhanced product offerings and potentially expanding into adjacent product categories and sales channels, which would be less reliant on the overall housing environment. The Company is currently evaluating several acquisition candidates and is currently engaged in discussions with some of them. There can be no assurances, however, that any agreement will be reached or that any transaction will be consummated.

Recent Accounting Pronouncements
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.
Long-Term Obligations
     The Company’s long-term obligations are summarized in the following table:
Summary of Long-Term Obligations
At September 30, 2007

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving line of credit	$30,000,000	$17,902,000	LIBOR plus 1.5%	September 1, 2009
Capital lease obligation		102,000		November 5, 2010

		$18,004,000

     On September 18, 2006, the Company entered into a Second Amended and Restated Loan Agreement (the “Frost Loan Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”). The Frost Loan Agreement amends the Restated Loan Agreement dated October 31, 2005, between Craftmade and Frost. Also, on September 18, 2006, Craftmade executed a Revolving Promissory Note (the “Note”) payable to the order of Frost, in the principal amount of $30,000,000 or the amount equal to the borrowing base calculated on eligible accounts receivable and inventory, with an interest rate equal to LIBOR plus 1.5%. The LIBOR rate in effect at September 30, 2007 was 5.665%. There was $3,155,000 available to borrow under the Note at September 30, 2007.
     The Frost Loan Agreement contains financial covenants that require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 3.0 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Frost Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. The Company is in compliance with all of its covenants at September 30, 2007. Design Trends and all wholly-owned subsidiaries of Craftmade have agreed to be guarantors of the Frost Loan Agreement (the “Guarantors”). Craftmade and each of the Guarantors have granted a security interest to Frost in each of their accounts receivable and inventory.
     Management does not anticipate that the covenants and other restrictions contained in its line of credit and loan agreement will limit the Company’s current operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks at September 30, 2007 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the SEC on September 13, 2007.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on September 13, 2007.
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

2.2	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.4	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Exhibit
Number	Description
2.7	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.9	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

Exhibit
Number	Description
10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1995, and incorporated by reference herein.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 1995, and incorporated by reference herein.

10.3	Second Amended and Restated Loan Agreement with Frost National Bank dated September 18, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.4	Revolving Promissory Note with Frost National Bank dated September 18, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.5	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.6	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.7	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.8	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.9	Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: November 7, 2007	/s/ James R. Ridings
JAMES R. RIDINGS
Chairman of the Board and
Chief Executive Officer

Date: November 7, 2007	/s/ J. Marcus Scrudder
J. MARCUS SCRUDDER
Chief Financial Officer