Form 10-Q
period 2007-12-31
CRAFTMADE INTERNATIONAL INC
filed 2008-02-07
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,704,500 as of January 31, 2007.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Net sales	$20,812	$26,563	$43,550	$54,689
Cost of goods sold	(14,278)	(18,039)	(29,506)	(37,383)

Gross profit	6,534	8,524	14,044	17,306

Gross profit as a percentage of net sales	31.4%	32.1%	32.2%	31.6%

Selling, general and administrative expenses	(4,977)	(5,135)	(10,518)	(10,219)
Depreciation and amortization	(213)	(201)	(418)	(401)

Total operating expenses	(5,190)	(5,336)	(10,936)	(10,620)

Income from operations	1,344	3,188	3,108	6,686

Interest expense, net	(298)	(393)	(620)	(761)

Income before income taxes and minority interest	1,046	2,795	2,488	5,925
Income taxes	(260)	(782)	(586)	(1,763)

Income before minority interest	786	2,013	1,902	4,162

Minority interest	(304)	(513)	(802)	(778)

Net income	$482	$1,500	$1,100	$3,384

Weighted average common shares outstanding:
Basic	5,205	5,204	5,205	5,204
Diluted	5,205	5,206	5,206	5,207

Basic earnings per common share	$0.09	$0.29	$0.21	$0.65

Diluted earnings per common share	$0.09	$0.29	$0.21	$0.65

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash	$176	$928
Accounts receivable, net	15,818	18,082
Inventories, net	16,750	18,076
Income taxes receivable	1,855	1,376
Deferred income taxes	1,251	1,251
Prepaid expenses and other current assets	1,779	1,503

Total current assets	37,629	41,216

Property and equipment, net	8,281	8,379
Goodwill	13,952	13,644
Other intangibles, net	1,402	1,502
Other assets	157	10

Total non-current assets	23,792	23,535

Total assets	$61,421	$64,751

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdrafts	$255	$48
Accounts payable	3,991	5,903
Other accrued expenses	2,467	2,472
Current portion of long-term obligations	491	264

Total current liabilities	7,204	8,687

Non-current liabilities
Long-term obligations	17,535	18,938
Deferred income taxes	1,178	1,107

Total non-current liabilities	18,713	20,045

Total liabilities	25,917	28,732

Minority interest	3,072	3,495

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,704,420 shares issued	97	97
Additional paid-in capital	17,887	17,831
Retained earnings	52,574	52,722
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	32,432	32,524

Total liabilities, minority interest and stockholders’ equity	$61,421	$64,751

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	December 31,	December 31,
	2007	2006
Net cash provided by operating activities	$3,271	$836

Cash flows from investing activities
Acquisition of Marketing Impressions, Inc.
Initial payment and acquisition-related costs, net of cash acquired	—	(1,483)
Additional contingent consideration	(359)	(870)
Additions to property and equipment	(215)	(440)

Cash used in investing activities	(574)	(2,793)

Cash flows from financing activities
Net proceeds from/(payments) on note payable	10,777	(555)
Net proceeds from/(payments) on lines of credit	(11,933)	3,008
Cash dividends	(1,249)	(1,249)
Distributions to minority interest members	(1,225)	(1,347)
Increase/(decrease) in book overdrafts	207	227
Principal payments on capital lease	(26)	—
Proceeds from capital lease	—	173

Net cash used in financing activities	(3,449)	257

Net decrease in cash	(752)	(1,700)
Cash at beginning of period	928	2,164

Cash at end of period	$176	$464

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc. (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc., a Delaware corporation (“TSI”), Prime/Home Impressions, LLC, a North Carolina limited liability company (“PHI”), and one 50% owned limited liability company, Design Trends, LLC, a Delaware limited liability company (“Design Trends”). References to “Craftmade,” “ourselves,” “we,” “our,” “us,” “its,” “itself,” and the “Company” refer to Craftmade and its subsidiaries, including TSI, PHI and Design Trends unless the context requires otherwise.
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — ACQUISITIONS
Acquisition of Certain Net Assets of Woodard, LLC
See Note 8 — Subsequent Events.
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
The purchase price is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of December 31, 2007:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	2,005
Acquisition-related costs	220

Total consideration as of December 31, 2007	$3,512

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additional Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (Actual amount paid was $677)	15%
The Company has estimated the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011 to be a total of $2,807,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the effective date of acquisition and is summarized as follows:
Purchase Price Allocation
(Dollars in thousands)

	As of	Additional	As of
	June 30,	Contingent	December 31,
	2007	Consideration	2007
Assets:
Accounts receivable	$368	$—	$368
Inventory	2	—	2
Property and equipment	214	—	214
Deferred tax assets	70	—	70
Acquired intangibles	1,530	—	1,530
Goodwill	2,164	308	2,472

	4,348	308	4,656

Liabilities:
Accounts payable	1,120	—	1,120
Note payable and other liabilities	24	—	24

	1,144	—	1,144

Total purchase price	$3,204	$308	$3,512

The amount of goodwill allocated to the purchase price was $2,472,000, all of which is deductible for tax purposes over a 15-year period.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$482	$1,500	$1,100	$3,384

Denominator for basic EPS
Weighted average common shares outstanding	5,205	5,204	5,205	5,204

Denominator for diluted EPS
Weighted average common shares outstanding	5,205	5,204	5,205	5,204
Incremental shares for stock options	—	2	1	3

Dilutive weighted average common shares	5,205	5,206	5,206	5,207

Basic earnings per share	$0.09	$0.29	$0.21	$0.65

Diluted earnings per share	$0.09	$0.29	$0.21	$0.65

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — SEGMENT INFORMATION
As of December 31, 2007, the Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on September 13, 2007. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.
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
The following table presents net sales, gross profit and income from operations for the reportable segments:
Summary of Segment Information

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(In thousands)
Net sales
Craftmade	$12,297	$13,778	$26,580	$30,229
TSI	8,515	12,785	16,970	24,460

Total	$20,812	$26,563	$43,550	$54,689

Gross profit
Craftmade	$4,487	$4,905	$9,495	$10,657
TSI	2,047	3,619	4,549	6,649

Total	$6,534	$8,524	$14,044	$17,306

Income from operations
Craftmade	$996	$1,338	$1,902	$3,313
TSI	348	1,850	1,206	3,373

Total	$1,344	$3,188	$3,108	$6,686

Subsequent to the acquisition of certain net assets of Woodard, LLC, we are reassessing our position under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — STOCK-BASED COMPENSATION
Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption.
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
Stock-Based Compensation Expense
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Stock-based compensation expense recognized:
Selling, general & administrative	$28	$7	$56	$11
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2008 (remaining six months)	$56
June 30, 2009	113
June 30, 2010	113
June 30, 2011	52

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about outstanding and exercisable options at December 31, 2007:
Stock Option Information

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)
Outstanding at June 30, 2007	99,100	$18.06	8.8
Options granted	—	—
Options exercised	—	—
Options forfeited	(2,600)	18.85
Options expired	—	—

Outstanding at December 31, 2007	96,500	$18.06	8.3

Exercisable at December 31, 2007	3,500	$6.00	1.8

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — INCOME TAXES
The Company’s effective tax rate is summarized in the following table:
Summary of Effective Tax Rate

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Effective tax rate	35.0%	34.3%	34.8%	34.3%
The effective tax rate is calculated by dividing income tax expense by income after minority interest and before income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 34% primarily due to state income taxes. The tax provisions for the current fiscal year are based on our estimate of the Company’s annualized income tax rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The statute of limitations has lapsed for all U.S. federal returns prior to and including the fiscal year ended June 30, 2003. In May 2007, the Internal Revenue Service completed an examination of the Company’s U.S. income tax return for the fiscal year ended June 30, 2005. There were no material adjustments, penalties or interest resulting from this examination.
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the six months ended December 31, 2007, there was no change in our unrecognized income tax benefits:
Reconciliation of Unrecognized Tax Benefits
(Dollars in thousands)

		Increases/(Decreases) in Unrecognized
		Tax Benefits As a Result of
		Tax Positions from			Lapse in
	July 1,	Prior	Current		Statute of	December 31,
	2007	Periods	Period	Settlements	Limitations	2007
Unrecognized tax benefits	$290	—	—	—	—	$290
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing tax matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of FIN 48, the Company will recognize accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of December 31, 2007.
Note 7 — COMMITMENTS AND CONTINGENCIES
There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.
Note 8 — SUBSEQUENT EVENTS
On January 2, 2008, Woodard — CM, LLC, a wholly owned subsidiary of Craftmade, completed the purchase of substantially all of the assets of Woodard, LLC, a Chicago-based designer, manufacturer and distributor of a broad line of outdoor furniture products and related accessories pursuant to the Asset Purchase Agreement, dated as of December 18, 2007 (the “Purchase Agreement”) by and among Craftmade; Woodard, LLC; and Henry Crown and Company d/b/a CC Industries, Inc. The Asset Purchase Agreement is filed as Exhibit 2.1 to Craftmade’s Form 8-K as filed with the SEC on January 4, 2008.
The Woodard acquisition is a strategic addition to our fast-growing outdoor product lines. It allows us entry into the growing hospitality market, expands our retail customer base and adds a new independent distribution channel.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price includes (i) cash paid at closing, (ii) 500,000 shares of Craftmade common stock, (iii) warrants to purchase up to 200,000 shares of common stock for 10 years from the date of issuance at a purchase price of $8.10 per share and (iv) professional fees. The preliminary purchase price is summarized as follows:
Preliminary Purchase Price
(Dollars in thousands)

Cash paid at closing	$16,135
Value of 500,000 shares of common stock	4,000	(1)
Value of 200,000 common stock warrants	279	(2)
Professional fees	587

	$21,001

(1)	The value of the 500,000 shares of common stock was based on the average closing prices of Craftmade’s common stock, $0.01 par value per share, for the two days before, the day of, and the two days after the date of the announcement of the merger or $8.00 per share.

(2)	The 200,000 common stock warrants were valued using the Black-Scholes calculation at a warrant price of $1.39 per share using the following assumptions:

Expected volatility	33%
Risk-free interest rate	3.81%
Expected lives	10 years
Dividend yield	5.8%
The final purchase price for the acquired assets is subject to a working capital adjustment. In addition, we have funded an escrow account in the amount of $2.5 million for a period of 18 months from the closing date for indemnifications made by the seller arising from its representations, warranties or covenants pursuant to the asset purchase agreement. This contingent amount has been included in the preliminary purchase price above.
The purchase price will be allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition. This allocation has yet to be finalized. Pro forma financial information will be filed by an amendment to the Form 8-K that we filed on January 4, 2008.

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
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
An unaudited, condensed overview of results for the three months ended December 31, 2007 and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	December 31, 2007			December 31, 2006
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$12,297	$8,515	$20,812	$13,778	$12,785	$26,563
Cost of goods sold	(7,810)	(6,468)	(14,278)	(8,873)	(9,166)	(18,039)

Gross profit	4,487	2,047	6,534	4,905	3,619	8,524
As a % of net sales	36.5%	24.0%	31.4%	35.6%	28.3%	32.1%

Selling, general and administrative	(3,344)	(1,633)	(4,977)	(3,427)	(1,708)	(5,135)
As a % of net sales	27.2%	19.2%	23.9%	24.9%	13.4%	19.3%

Depreciation and amortization	(147)	(66)	(213)	(140)	(61)	(201)

Total operating expenses	(3,491)	(1,699)	(5,190)	(3,567)	(1,769)	(5,336)

Income from operations	$996	$348	1,344	$1,338	$1,850	3,188

Interest expense, net			(298)			(393)

Income before income taxes and minority interest			1,046			2,795
Income taxes			(260)			(782)

Income before minority interest			786			2,013
Minority interest			(304)			(513)

Net income			$482			$1,500

Net Sales. Net sales for the Company decreased $5,751,000 or 21.7% to $20,812,000 for the quarter ended December 31, 2007, compared to $26,563,000 for the quarter ended December 31, 2006, from a decline in net sales of both segments.
Net sales from the Craftmade segment decreased $1,481,000 or 10.7% to $12,297,000 for the quarter ended December 31, 2007, compared to $13,778,000 for the quarter ended December 31, 2006. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade lighting products as a result of the weak overall housing market.
Management continues to focus on introducing new lighting products, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by more competitive product sourcing and additional product offerings through enhanced product development efforts. Along these lines, the

Company introduced the largest number of new products that we ever have at our semi-annual lighting market in January 2008. Management believes that these new product lines were well received by our customers.
Net sales of the TSI segment declined $4,270,000 or 33.4% to $8,515,000 for the quarter ended December 31, 2007, compared to $12,785,000 for the quarter ended December 31, 2006, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Three Months Ended	Source	Trends	Total
December 31, 2007	$3,952	$4,563	$8,515
December 31, 2006	7,101	5,684	12,785

Dollar decrease	$(3,149)	$(1,121)	$(4,270)

Percent decrease	(44.3%)	(19.7%)	(33.4%)
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
The decline in Design Trends’ net sales was primarily due to the benefit obtained last year from the rollout of the mix and match portable lamps to the four additional Lowe’s regional distribution centers that Design Trends had not been supplying since the quarter ended September 30, 2005. Currently, Design Trends supplies mix and match portable lamps to all 13 Lowe’s regional distribution centers.
Based on the most recent annual line review, management believes that Lowe’s remains committed to the respective programs for Design Trends and PHI, a subsidiary of Trade Source. Management believes that, based on the amount of product currently shipped to Lowe’s, Design Trends and PHI continue to be a primary vendors for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs, respectively. Design Trends and PHI have been invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year for each product category and give both Design Trends and PHI the potential to add new SKUs to the Lowe’s program; however, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKUs in the product lines currently offered to Lowe’s.
Management believes that the future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 0.7% to 31.4% for the quarter ended December 31, 2007, compared to 32.1% for the quarter ended December 31, 2006.
Gross profit as a percentage of net sales of the Craftmade segment increased 0.9% to 36.5% for the quarter ended December 31, 2007, compared to 35.6% in the quarter ended December 31, 2006. The increase resulted from lower product costs partially offset by higher returns and allowances.

For fiscal year 2008, we expect gross profit as a percentage of net sales of the Craftmade segment to slightly improve from the results generated in the fiscal year ended June 30, 2007, as Craftmade continues to realize the benefits obtained from its competitive sourcing efforts in China.
Gross profit as a percentage of net sales of the TSI segment decreased 4.3% to 24.0% of net sales for the quarter ended December 31, 2007, compared to 28.3% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Three Months Ended	Source	Trends	Total
December 31, 2007	22.5%	25.4%	24.0%
December 31, 2006	28.2%	28.5%	28.3%

Percent increase/(decrease)	(5.7%)	(3.1%)	(4.3%)

Gross profit as a percentage of net sales at Trade Source decreased as a result of the benefits obtained in the prior year from lower costs associated with markdowns and product resets primarily as a result of the loss of the indoor and outdoor lighting product orders by Lowe’s. Similarly, gross profit as a percentage of net sales at Design Trends decreased as a result of the benefits obtained in the prior year from lower costs associated with product resets.
For fiscal year 2008, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the fiscal year ended June 30, 2007, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to that maintained during fiscal year 2007.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $158,000 to $4,977,000 or 23.9% of net sales for the quarter ended December 31, 2007, compared to $5,135,000 or 19.3% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	December 31,	December 31,	Over Prior
	2007	2006	Year Period
Commissions	$649	$785	$(136)
Accounting, legal and consulting	509	601	(92)
Group health claims	230	148	82
Other	3,589	3,601	(12)

	$4,977	$5,135	$(158)

Commissions decreased as a result of the decline in net sales. Accounting, legal and consulting decreased as a result of the timing of audit work. Group health claims increased as a result of higher medical claims during the quarter.
Management anticipates that based on current market conditions, SG&A expenses for fiscal year 2008 will be relatively consistent with results generated in fiscal year 2007, due to the fixed nature of SG&A expenses and before the effects of the Woodard acquisition.

Interest Expense. Net interest expense of the Company decreased $95,000 to $298,000 for the quarter ended December 31, 2007, compared to $393,000 for the quarter ended December 31, 2006. This decrease was primarily the result of lower average outstanding balances on the Company’s sources of debt.
Minority interest. Minority interest expense decreased $209,000 to $304,000 for the quarter ended December 31, 2007, compared to $513,000 for the same period in the previous quarter. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The provision for income tax was $260,000 or 35.0% of income before income taxes for the quarter ended December 31, 2007, compared to $782,000 or 34.3% of income before taxes for the quarter ended December 31, 2006. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.
Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006
An unaudited, condensed overview of results for the six months ended December 31, 2007 and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2007			December 31, 2006
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$26,580	$16,970	$43,550	$30,229	$24,460	$54,689
Cost of goods sold	(17,085)	(12,421)	(29,506)	(19,572)	(17,811)	(37,383)

Gross profit	9,495	4,549	14,044	10,657	6,649	17,306
As a % of net sales	35.7%	26.8%	32.2%	35.3%	27.2%	31.6%

Selling, general and administrative	(7,306)	(3,212)	(10,518)	(7,065)	(3,154)	(10,219)
As a % of net sales	27.5%	18.9%	24.2%	23.4%	12.9%	18.7%

Depreciation and amortization	(287)	(131)	(418)	(279)	(122)	(401)

Total operating expenses	(7,593)	(3,343)	(10,936)	(7,344)	(3,276)	(10,620)

Income from operations	$1,902	$1,206	3,108	$3,313	$3,373	6,686

Interest expense, net			(620)			(761)

Income before income taxes and minority interest			2,488			5,925
Income taxes			(586)			(1,763)

Income before minority interest			1,902			4,162
Minority interest			(802)			(778)

Net income			$1,100			$3,384

Net Sales. Net sales for the Company decreased $11,139,000 or 20.4% to $43,550,000 for the six months ended December 31, 2007, compared to $54,689,000 for the six months ended December 31, 2006, from a decline in net sales of both segments.
Net sales from the Craftmade segment decreased $3,649,000 or 12.1% to $26,580,000 for the six months ended December 31, 2007, compared to $30,229,000 for the six months ended December 31, 2006. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade lighting products as a result of the weak overall housing market.
Management continues to focus on introducing new lighting products that the Company has introduced, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by more competitive product sourcing and additional product offerings through enhanced product development efforts. Along these lines, the Company introduced the largest number of new products that we ever have at our semi-annual lighting market in January 2008. Management believes that these new product lines were well received by our customers.
Net sales of the TSI segment declined $7,490,000 or 30.6% to $16,970,000 for the six months ended December 31, 2007, compared to $24,460,000 for the six months ended December 31, 2006, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design	Segment
Six Months Ended	Source	Trends	Total
December 31, 2007	$8,488	$8,482	$16,970
December 31, 2006	14,484	9,976	24,460

Dollar decrease	$(5,996)	$(1,494)	$(7,490)

Percent decrease	(41.4%)	(15.0%)	(30.6%)
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
The decline in Design Trends’ net sales was primarily due to the benefit obtained last year from the rollout of the mix and match portable lamps to the four additional Lowe’s regional distribution centers that Design Trends had not been supplying since the quarter ended September 30, 2005. Currently, Design Trends supplies mix and match portable lamps to all 13 Lowe’s regional distribution centers.
Based on the most recent annual line review, management believes that Lowe’s remains committed to the respective programs for Design Trends and PHI, a subsidiary of Trade Source. Management believes that, based on the amount of product currently shipped to Lowe’s, Design Trends and PHI continue to be a primary vendors for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs, respectively. Design Trends and PHI have been invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year for each product category and give both Design Trends and PHI the potential to add new SKUs to the Lowe’s program; however, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKUs in the product lines currently offered to Lowe’s.
Management believes that the future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales increased 0.6% to 32.2% for the six months ended December 31, 2007, compared to 31.6% for the six months ended December 31, 2006.
Gross profit as a percentage of net sales of the Craftmade segment increased 0.5% to 35.7% for the six months ended December 31, 2007, compared to 35.3% in the six months ended December 31, 2006. The increase resulted from lower product costs partially offset by higher returns and allowances.
For fiscal year 2008, we expect gross profit as a percentage of net sales of the Craftmade segment to slightly improve from the results generated in the fiscal year ended June 30, 2007, as Craftmade continues to realize the benefits obtained from its competitive sourcing efforts in China.
Gross profit as a percentage of net sales of the TSI segment decreased 0.4% to 26.8% of net sales for the six months ended December 31, 2007, compared to 27.2% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design	Segment
Six Months Ended	Source	Trends	Total
December 31, 2007	23.8%	29.8%	26.8%
December 31, 2006	28.3%	25.6%	27.2%

Percent increase/(decrease)	(4.5%)	4.2%	(0.4%)

Gross profit as a percentage of net sales at Trade Source decreased as a result of the benefits obtained in the prior year from lower costs associated with markdowns and product resets primarily as a result of the loss of the indoor and outdoor lighting product orders by Lowe’s. On the other hand, Design Trends benefited from reduced markdowns and lower product reset costs in the current period.
For fiscal year 2008, gross profit as a percentage of net sales of the TSI segment is expected to remain consistent with the fiscal year ended June 30, 2007, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to that maintained during fiscal year 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $299,000 to $10,518,000 or 24.2% of net sales for the six months ended December 31, 2007, compared to $10,219,000 or 18.7% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Six Months Ended		(Decrease)
	December 31,	December 31,	Over Prior
	2007	2006	Year Period
Commissions	$1,410	$1,684	$(274)
Group health claims	605	317	288
Accounting, legal and consulting	1,247	1,066	181
Salaries and wages	3,620	3,486	134
Other	3,636	3,666	(30)

	$10,518	$10,219	$299

Commissions decreased as a result of the decline in net sales. Group health claims increased as a result of higher medical claims. Accounting, legal and consulting fees increased as a result of increased legal and consulting fees from the Company’s exploration of strategic alternatives. Salaries and wages increased as a result of severance paid to employees who were terminated.
Management anticipates that based on current market conditions, SG&A expenses for fiscal year 2008 will be relatively consistent with results generated in fiscal year 2007, due to the fixed nature of SG&A expenses and before the effects of the acquisition of Woodard.
Interest Expense. Net interest expense of the Company decreased $141,000 to $620,000 for the six months ended December 31, 2007, compared to $761,000 for the six months ended December 31, 2006. This decrease was primarily the result of lower average outstanding balances on the Company’s sources of debt.
Minority interest. Minority interest expense increased $24,000 to $802,000 for the six months ended December 31, 2007, compared to $778,000 for the same period in the previous six months. The increase in minority interest resulted from increased profits at Design Trends as a result reduced markdowns and lower product reset costs.
Provision for Income Taxes. The provision for income tax was $586,000 or 34.8% of income before income taxes for the six months ended December 31, 2007, compared to $1,763,000 or 34.3% of income before taxes for the six months ended December 31, 2006. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.
Liquidity and Capital Resources
     The Company’s cash decreased $752,000 from $928,000 at June 30, 2007 to $176,000 at December 31, 2007. Net cash provided by the Company’s operating activities increased $2,435,000 to $3,271,000 for the six months ended December 31, 2007, compared to $836,000 for the same period last year. The increase in cash flow from operations resulted primarily from lower accounts receivable and inventory balances, offset by lower net income and accounts payable.

     The $574,000 of cash used in investing activities was primarily related to contingent payments from the acquisition of Marketing Impressions and the purchase of computer equipment.
     Cash used in financing activities primarily resulted from net proceeds of $10,777,000 from refinancing the Company’s warehouse. These proceeds were used to pay down the Company’s lines of credit. Net payments on the lines of credit totaled $11,933,000. In addition, there were cash dividends of $1,249,000 and distributions to our minority interest member totaling $1,225,000.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations. SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008 and will be effective for us beginning in the second quarter of fiscal 2009 for business combinations occurring after the effective date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and is effective for us beginning in the second quarter of fiscal 2009. We do not expect that SFAS 160 will have a material impact on our financial statements.
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
Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:
Summary of Long-Term Obligations
At December 31, 2007
(Dollars in thousands)

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving lines of credit	$50,000	$6,892	LIBOR plus1.5%	December 31, 2009
Note payable — facility		11,000	6.5%	December 10, 2017
Capital lease obligation		134		November 5, 2010

Sub-total		18,026
Less: current amounts due		(491)

Long-term obligations		$17,535

     On December 31, 2007, Craftmade entered into a Third Amended and Restated Loan Agreement (the “Loan Agreement”) with The Frost National Bank. The Loan Agreement amends the Second Amended and Restated Loan Agreement dated September 18, 2006, between Craftmade and Frost. Also, on December 31, 2007, Craftmade executed (i) a Revolving Promissory Note (the “Frost Note”) payable to the order of Frost, in the principal amount of $20,000,000, (ii) a Revolving Promissory Note (the “Whitney Note”) payable to the order of Whitney National Bank, in the principal amount of $20,000,000 and (iii) a Revolving Promissory Note (the “Commerce Note” and, together with the Frost Note and the Whitney Note, the “Notes”) payable to the order Commerce Bank, N.A. in the principal amount of $10,000,000. Each Note bears an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5%. All Notes will mature on December 31, 2009. The Notes replace the Promissory Note in the principal amount of $30,000,000, payable to the order of Frost dated September 18, 2006. As a result of this transaction, total credit lines available to Craftmade and its subsidiaries have increased from $30,000,000 to $50,000,000. There was $12,411,000 available to borrow under the Notes at December 31, 2007.
     Pursuant to the Loan Agreement, the financial covenants require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 2.5 to 1.0 for the quarters ending June, 30, September 30 and December 31 and not greater than 3.25 to 1.0 for the quarter ending March 31. The financial covenants require a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. We are in compliance with our covenants at December 31, 2007. Management does not anticipate that the covenants and other restrictions contained in its line of credit and loan agreement will limit the Company’s current operations.
     All wholly-owned subsidiaries of Craftmade and Design Trends LLC, a 50% owned subsidiary of Craftmade, have agreed to be guarantors of the Loan Agreement (the “Guarantors”). Each of Craftmade and the Guarantors has granted a security interest to Frost in each of their accounts and inventory. Further information regarding this Loan Agreement and Notes is detailed in the Form 8-K as filed with the SEC on January 7, 2008.

     On November 14, 2007, the Company entered into a term loan to refinance its home office and warehouse with an original principal balance of $11,000,000. The loan is payable in equal monthly installments of principal and interest of $95,822. The loan bears an interest rate of 6.5% per year. The loan is collateralized by the building and land. The loan is scheduled to mature on December 10, 2017. Further information regarding this loan is detailed in the Form 8-K as filed with the SEC on November 20, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks at December 31, 2007 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the SEC on September 13, 2007.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on November 27, 2007. With respect to the election of directors, the shares were voted as follows:

	Number of Votes
	of Common Stock
Nominee	For	Withheld
James R. Ridings	3,816,934	995,519
William E. Bucek	3,826,041	986,412
L. Dale Griggs	3,828,809	983,644
A. Paul Knuckley	3,816,734	995,719
R. Don Morris	3,829,009	983,444
Lary C. Snodgrass	3,829,234	983,219
With respect to the ratification of BDO Seidman, LLP as the Company’s independent auditors for 2008, the votes were as follows:

Number of Votes	Number of Votes
Voted For	Voted Against	Abstentions
4,717,283	92,783	2,387
Item 5. Other Information
Not Applicable
Item 6. Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated as of December 18, 2007, by and among Woodard, LLC, Henry Crown and Company d/b/a CC Industries, Inc. and Craftmade International, Inc., previously filed as Exhibit 2.1 to Form 8-K on January 4, 2008 (File No. 000-26667), and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

Exhibit
Number	Description

2.2	Stock Purchase Agreement between Craftmade International, Inc., Trade Source International, Inc., and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.4	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.7	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.9	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source

Exhibit
Number	Description

International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.12	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Promissory Note dated November 14, 2007, in the original principal amount of $11,000,000 payable to the order of Allianz Life Insurance Company of North America and executed by CM Real Estate, LLC., previously filed as Exhibit 10.1 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.2	Deed of Trust, Mortgage and Security Agreement by CM Real Estate, LLC, effective November 14, 2007, previously filed as Exhibit 10.2 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.3	Guaranty Agreement dated November 14, 2007, by Craftmade International, Inc. in favor of Allianz Life Insurance Company of North America, previously filed as Exhibit 10.3 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

Exhibit
Number	Description

10.4	Lease Agreement dated as of November 14, 2007, between CM Real Estate, LLC and Craftmade International, Inc., previously filed as Exhibit 10.4 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.5	Third Amended and Restated Loan Agreement Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Hereto, dated December 31, 2007, previously filed as Exhibit 10.1 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.6	Revolving Promissory Note Between Craftmade International, Inc., and The Frost National Bank, dated December 31,2007, previously filed as Exhibit 10.2 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.7	Revolving Promissory Note Between Craftmade International, Inc., and Whitney National Bank, dated December 31, 2007, previously filed as Exhibit 10.3 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.8	Revolving Promissory Note Between Craftmade International, Inc., and Commerce Bank, N.A., dated December 31, 2007, previously filed as Exhibit 10.4 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.9	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.10	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.11	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.12	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.13	Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC. (Registrant)

Date: February 6, 2008	/s/ James R. Ridings

JAMES R. RIDINGS
Chairman of the Board and
Chief Executive Officer

Date: February 6, 2008	/s/ J. Marcus Scrudder

J. MARCUS SCRUDDER
Chief Financial Officer