Form 10-Q
period 2008-03-31
CRAFTMADE INTERNATIONAL INC
filed 2008-05-08
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,704,500 as of April 30, 2008.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Net sales	$54,918	$22,492	$98,468	$77,181
Cost of goods sold	(44,226)	(15,401)	(73,732)	(52,784)

Gross profit	10,692	7,091	24,736	24,397

Gross profit as a percentage of net sales	19.5%	31.5%	25.1%	31.6%

Selling, general and administrative expenses	(8,848)	(5,483)	(19,366)	(15,702)
Depreciation and amortization	(210)	(195)	(628)	(596)

Total operating expenses	(9,058)	(5,678)	(19,994)	(16,298)

Income from operations	1,634	1,413	4,742	8,099

Interest expense, net	(524)	(351)	(1,144)	(1,112)
Other Income	139	—	139	—

Income before income taxes and minority interest	1,249	1,062	3,737	6,987
Income tax (expense) / benefit	(343)	118	(929)	(1,645)

Income before minority interest	907	1,180	2,809	5,342

Minority interest	(267)	(447)	(1,069)	(1,225)

Net income	$639	$733	$1,739	$4,117

Weighted average common shares outstanding:
Basic	5,694	5,204	5,366	5,204
Diluted	5,700	5,206	5,373	5,207

Basic earnings per common share	$0.11	$0.14	$0.32	$0.79

Diluted earnings per common share	$0.11	$0.14	$0.32	$0.79

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash	$986	$928
Accounts receivable, net	42,881	18,082
Inventories, net	24,261	18,076
Income taxes receivable	2,019	1,376
Deferred income taxes	1,106	1,251
Prepaid expenses and other current assets	2,298	1,503

Total current assets	73,551	41,216

Property and equipment, net	10,550	8,379
Goodwill	14,100	13,644
Other intangibles, net	1,351	1,502
Other assets	1,588	10

Total non-current assets	27,589	23,535

Total assets	$101,140	$64,751

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdrafts	$95	$48
Accounts payable	13,404	5,903
Other accrued expenses	3,463	2,472
Current portion of long-term obligations	499	264

Total current liabilities	17,461	8,687

Non-current liabilities
Long-term obligations	42,465	18,938
Deferred income taxes	1,178	1,107

Total non-current liabilities	43,644	20,045

Total liabilities	61,104	28,732

Minority interest	3,339	3,495

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 10,204,420 shares issued	102	97
Additional paid-in capital	22,192	17,831
Retained earnings	52,529	52,722
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	36,697	32,524

Total liabilities, minority interest and stockholders’ equity	$101,140	$64,751

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	March 31,	March 31,
	2008	2007
Net cash provided (used) in operating activities	$(3,601)	$5,828

Cash flows from investing activities
Acquisition of assets of Woodard, LLC.	(16,135)	—
Acquisition of Marketing Impressions, Inc.
Initial payment and acquisition-related costs, net of cash acquired	—	(1,501)
Additional contingent consideration	(486)	(1,075)
Additions to property and equipment	(436)	(575)

Cash used in investing activities	(17,057)	(3,151)

Cash flows from financing activities
Net proceeds from/(payments) on note payable	10,668	(842)
Net proceeds from/(payments) on lines of credit	13,125	(636)
Cash dividends	(1,874)	(1,873)
Distributions to minority interest members	(1,225)	(1,597)
Increase/(decrease) in book overdrafts	47	99
Principal payments on capital lease	(26)	—
Proceeds from capital lease	—	164
Stock options exercised	—	10

Net cash provided (used) in financing activities	20,716	(4,675)

Net increase/(decrease) in cash	58	(1,998)
Cash at beginning of period	928	2,164

Cash at end of period	$986	$166

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc. (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc., a Delaware corporation (“TSI”), Prime/Home Impressions, LLC, a North Carolina limited liability company (“PHI”), CM-Real Estate, LLC, a Texas limited liability company (“CM-Real Estate”), Woodard-CM, LLC, a Delaware limited liability company (“Woodard-CM”) and one 50% owned limited liability company, Design Trends, LLC, a Delaware limited liability company (“Design Trends”). References to “Craftmade,” “ourselves,” “we,” “our,” “us,” “its,” “itself,” and the “Company” refer to Craftmade and its subsidiaries, including TSI, PHI CM-Real Estate, Woodard-CM and Design Trends unless the context requires otherwise.
The balance sheet at June 30, 2007, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — ACQUISITIONS
Acquisition of Certain Net Assets of Woodard, LLC
On January 2, 2008, Woodard — CM, LLC, a wholly owned subsidiary of Craftmade completed the purchase of substantially all of the assets of Woodard, LLC (“Woodard”), a leading Chicago-based designer, manufacturer and distributor of a broad line of outdoor furniture products and related accessories pursuant to the Asset Purchase Agreement, dated as of December 18, 2007 (the “Agreement”), by and among Craftmade, Woodard and Henry Crown and Company d/b/a CC Industries, Inc. In the acquisition, the Company initially paid Woodard $19,265,000 plus a working capital adjustment of $954,000 and warrants (the “Warrants”) to purchase up to 200,000 shares of Craftmade common stock (the “Common Stock”) for 10 years from the date of issuance at a purchase price of $8.10 per share, valued at $279,000. The purchase price consideration included 500,000 shares of Common Stock valued at $8.10 per share based on the average closing price of the Common Stock for the three days prior to signing the Agreement for an aggregate price of $4,050,000 (price of Common Stock for financial reporting is $8.00 per share based on the average closing price of the Common Stock on the two days prior, two days after and day of the announcement of the signing of the Agreement, for an aggregate price of $4,000,000), with the remaining purchase price paid in cash at closing. The Agreement allowed the parties to adjust the purchase price to accurately reflect the working capital up to 60 days after the closing of the acquisition, resulting in a working capital adjustment of $1,272,000 due the Company. Including the working capital adjustment, the total adjusted cash consideration for the acquisition is $14,896,000.
Acquired assets included $22,540,000 in short term assets, a long-term receivable valued at approximately $1.5 million, manufacturing equipment and Woodard’s 305,000 square foot facility in Owosso, Michigan. Craftmade also assumed certain payables and other liabilities totaling $6,143,000. Additionally, the Company incurred approximately $685,000 in professional fees associated with the transaction and has reserved $339,000 for expected severance and relocation expense as certain positions are being moved into the Company’s corporate office.
Purchase Price Summary
(Dollars in thousands)

Cash paid at closing	$16,168
GAAP value of 500,000 shares issued	4,000	(1)
Value of 200,000 Warrants	279	(2)
Purchase price adjustment (Settled April, 2008)	(1,272)

Total consideration	$19,175

(1)	The value of the 500,000 shares of common stock was based on the average closing prices of Craftmade’s common stock, $0.01 par value per share, for the two days before, the day of, and the two days after the date of the announcement of the merger or $8.00 per share.

(2)	The 200,000 common stock warrants were valued using the Black-Scholes calculation at a warrant price of $1.39 per share using the following assumptions:

Expected volatility	33%
Risk-free interest rate	3.81%
Expected lives	10 years
Dividend yield	5.8%
The allocation of the purchase price to Woodard’s assets and liabilities has been based on preliminary estimates of fair values. This allocation is preliminary and further refinements are likely to be made. Criteria have been established in Statement of Financial Accounting Standards No. 141, “Business Combinations” for determining whether intangible assets should be recognized separately from goodwill. The amounts included in the following allocation include $2.5 million that was placed in an escrow account for a period of 18 months from the closing date for indemnifications made by the seller in relations to its representations, warranties or covenants pursuant to the asset purchase agreement.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preliminary Purchase Price Allocation

Initial estimated purchase price		$20,168
Less: Working capital adjustment		(1,272)
Value of Warrants		279

Total Purchase Consideration		$19,175

Acquired Assets (Adjusted to estimated fair value)
Accounts receivable, net	$12,710
Inventories, net	8,351
Prepaid expenses and other current assets	1,479
Plant property and equipment	2,274
Goodwill	—
Other intangible assets	—
Other assets	1,528

Total Assets		$26,342

Assumed Liabilities
Accounts payable	$4,545
Other accrued expenses	1,598

Other liabilities incurred during transaction
Professional Fees Associated with Acquisition	685
Restructuring Reserve	339

Total Liabilities		$7,167

Total Purchase Price		$19,175

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the unaudited pro forma results of operations of the Company as if the Woodard acquisition had occurred at the beginning of each fiscal year. The results for periods prior to the acquisition are comprised of historical information adjusted for certain expenses that were not included in the acquisition. More detail is provided with the Form 8-K/A filed with the Securities and Exchange Commission on March 13, 2008.
Since the acquisition was effective on January 2, 2008, the three-month pro forma and actual results are the same. The pro forma amounts for the periods ended March 31, 2007 and for the nine months ended March 31, 2008 do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future.
Unaudited Pro Forma Results
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Net sales(1)
As reported	$54,918	$22,492	$98,468	$77,181
Pro forma	54,918	55,287	125,468	143,290

Net income(2)
As reported	$639	$733	$1,739	$4,117
Pro forma	639	1,537	487	5,513

Basic earnings per share
As reported	$0.11	$0.14	$0.32	$0.79
Pro forma	$0.11	$0.27	$0.09	$0.97

Diluted earnings per share
As reported	$0.11	$0.14	$0.32	$0.79
Pro forma	$0.11	$0.27	$0.09	$0.97

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
The purchase price is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of March 31, 2008:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	2,153
Acquisition-related costs	220

Total consideration as of March 31, 2008	$3,660

Percent of Adjusted Gross Profit
July 1, 2006 to August 31, 2011	22%

Additional Percent of Adjusted Gross Profit
July 1, 2006 to June 30, 2007 (Actual amount paid was $677)	15%
The Company has estimated the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011, to be a total of $2,289,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the effective date of acquisition and is summarized as follows:
Purchase Price Allocation
(Dollars in thousands)

	As of	Additional	As of
	June 30,	Contingent	March 31,
	2007	Consideration	2008
Assets:
Accounts receivable	$368	$—	$368
Inventory	2	—	2
Property and equipment	214	—	214
Deferred tax assets	70	—	70
Acquired intangibles	1,530	—	1,530
Goodwill	2,164	457	2,621

	4,348	457	4,805

Liabilities:
Accounts payable	1,120	—	1,120
Note payable and other liabilities	24	—	24

	1,144	—	1,144

Total purchase price	$3,204	$457	$3,661

The amount of goodwill allocated to the purchase price was $2,621,000, all of which is deductible for tax purposes over a 15-year period.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
Basic and diluted earnings per share:

Numerator
Net income	$639	$733	$1,739	$4,117

Denominator for basic EPS
Weighted average common shares outstanding	5,694	5,204	5,366	5,204

Denominator for diluted EPS
Weighted average common shares outstanding	5,694	5,204	5,366	5,204
Incremental shares for stock options/warrants	6	2	7	3

Dilutive weighted average common shares	5,700	5,206	5,373	5,207

Basic earnings per share	$0.11	$0.14	$0.32	$0.79

Diluted earnings per share	$0.11	$0.14	$0.32	$0.79

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — SEGMENT INFORMATION
As of March 31, 2008, the Company operates in two reportable segments, Craftmade and TSI. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on September 13, 2007. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.
The Company is organized on a combination of product type and customer base. The Craftmade segment primarily derives its revenue from home furnishings, including ceiling fans, light kits, bathstrip lighting, lamps, light bulbs, door chimes, ventilation systems, outdoor patio furniture and other accessories offered primarily through lighting showrooms, patio dealers, certain major retail chains, hospitality customers and catalog houses. The TSI segment derives its revenue from outdoor lighting, outdoor patio furniture, portable lamps, indoor lighting and fan accessories marketed solely to mass retailers.
The additional sales from the acquisition of certain net assets of Woodard come from independent patio dealers, hospitality customers and mass retailers. Sales with the independent patio dealers and hospitality customers are included in the Craftmade segment and sales to the mass merchants are included in the TSI segment.
Subsequent to the acquisition of certain assets of Woodard, we are reassessing our position under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company believes that it is likely that the Company’s segments will change due to the significance of this acquisition and expects to complete its analysis during the fourth quarter of fiscal 2008.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents net sales, gross profit, income from operations and changes in assets for the reportable segments:
Summary of Segment Information

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(In thousands)
Net sales
Craftmade	$23,146	$13,714	$49,726	$43,943
TSI	31,772	8,778	48,742	33,238

Total	$54,918	$22,492	$98,468	$77,181

Gross profit
Craftmade	6,328	$4,949	15,823	$15,606
TSI	4,364	2,142	8,913	8,791

Total	$10,692	$7,091	$24,736	$24,397

Income from operations
Craftmade	$486	$998	$2,387	$4,308
TSI	1,149	415	2,355	3,791

Total	$1,634	$1,413	$4,742	$8,099

Changes in Assets of Segments
Due to the size of the Woodard acquisition, which is comprised of assets that are allocated to each segment, total assets for each segment increased significantly. Total assets related to Woodard and included in the TSI segment primarily consist of accounts receivables from mass merchant customers. The remaining assets related to Woodard, including the building and related equipment in Owosso, Michigan, inventory and accounts receivable for patio dealers are included in the Craftmade segment.
Changes in Total Assets

	March 31,	June 30,	Increase/
	2008	2007	(Decrease)
	(Unaudited)
Craftmade	$63,196	$41,049	$22,147
TSI	37,944	23,702	14,241

Total	$101,140	$64,751	$36,389

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
Stock-Based Compensation Expense
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Stock-based compensation expense recognized:
Selling, general & administrative	$30	$26	$86	$36
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2008 (remaining three months)	$30
June 30, 2009	137
June 30, 2010	137
June 30, 2011	52
June 30, 2012	16

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about outstanding and exercisable options at March 31, 2008:
Stock Option Information

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(Years)
Outstanding at June 30, 2007	99,100	$18.06	8.5
Options granted	75,500	8.01	9.8
Options exercised	—	—	—
Options forfeited	(7,600)	18.85	—
Options expired	—	—	—

Outstanding at March 31, 2008	167,000	$13.48	9.5

Exercisable at March 31, 2008	3,500	$6.00	1.5

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model.
The Company issued 75,500 options to key employees in the third quarter of the fiscal year ending June 30, 2008. The options were valued using the Black-Scholes calculation at a price of $1.39 per share using the following assumptions:

Expected volatility	33%
Risk-free interest rate	3.74%
Expected lives	4 years
Dividend yield	6.0%

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — INCOME TAXES
The Company’s effective tax rate is summarized in the following table:
Summary of Effective Tax Rate

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Effective tax rate	34.9%	(19.2%)	34.8%	28.5%
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the nine months ended March 31, 2008, there was no change in our unrecognized income tax benefits:
Reconciliation of Unrecognized Tax Benefits
(Dollars in thousands)

		Increases/(Decreases) in Unrecognized
		Tax Benefits As a Result of
		Tax Positions from			Lapse in
	July 1,	Prior	Current		Statute of	March 31,
	2007	Periods	Period	Settlements	Limitations	2008
Unrecognized tax benefits	$290	—	—	—	—	$290
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing tax matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of FIN 48, the Company will recognize accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of March 31, 2008.
Note 7 — RELATED PARTY TRANSACTIONS
In connection with the acquisition of certain net assets of Woodard, LLC, the Company issued 500,000 shares of Common Stock and 200,000 Warrants to purchase Common Stock to Woodard, (now known as Forwoodco, LLC). Forwoodco, LLC, is owned by CCI, Inc., which also participates in a joint venture that has 50% ownership in an entity that operates as a Chinese factory. For the quarter ended March 31, 2008, the Company purchased approximately $15.3 million in products from the joint venture which were sold to various customers. The Company’s liability to the joint venture was approximately $2.6 million at March 31, 2008.
The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this, Management has determined that the transactions between the two parties are at arms-length.
Note 8 — COMMITMENTS AND CONTINGENCIES
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
This discussion and analysis includes references to historical Craftmade. Historical Craftmade consists of ceiling fans, lighting, door chimes and pushbutton sales and related operations that have historically comprised the Company’s operations prior to the acquisition of certain net assets of Woodard.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
An unaudited, condensed overview of results for the three months ended March 31, 2008, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$23,146	$31,772	$54,918	$13,714	$8,778	$22,492
Cost of goods sold	(16,818)	(27,408)	(44,226)	(8,765)	(6,636)	(15,401)

Gross profit	6,328	4,364	10,692	4,949	2,142	7,091
As a % of net sales	27.3%	13.7%	19.5%	36.1%	24.4%	31.5%

Selling, general and administrative	(5,697)	(3,151)	(8,848)	(3,823)	(1,660)	(5,483)
As a % of net sales	24.6%	9.9%	16.1%	27.9%	18.9%	24.4%

Depreciation and amortization	(145)	(66)	(210)	(130)	(65)	(195)

Total operating expenses	(5,842)	(3,216)	(9,058)	(3,953)	(1,725)	(5,678)

Income from operations	$486	$1,148	1,633	$996	$417	1,413

Other income			139			—
Interest expense, net			(524)			(351)

Other expenses			(385)			(351)

Income before income taxes and minority interest			1,249			1,062
Income taxes (expense) / benefit			(343)			118

Income before minority interest			907			1,180
Minority interest			(267)			(447)

Net income			$639			$733

Net Sales. Net sales for the Company increased $32,427,000 or 142.5% to $54,918,000 for the quarter ended March 31, 2008, compared to $22,492,000 for the quarter ended March 31, 2007. The increase is due to the acquisition of Woodard, offset by declines in sales in both segments.

Net sales from the Craftmade segment increased $9,432,000 or 68.8% to $23,146,000 for the quarter ended March 31, 2008, compared to $13,714,000 for the quarter ended March 31, 2007, as summarized in the following table.
Net Sales of Craftmade Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
March 31, 2008	$11,627	$11,519	$23,146
March 31, 2007	13,714	—	13,714

Dollar increase (decrease)	$(2,087)	$11,519	$9,432

Percent increase (decrease)	(15.2%)	100.0%	68.8%
The sales of fans and lighting related products continue to be affected by the extremely weak overall housing market.
Management continues to focus on introducing new lighting products, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by additional product offerings through enhanced product development efforts, as well as selling outdoor furniture products to lighting showrooms and selling outdoor lighting and ceiling fans to patio dealers, and focusing efforts on the hospitality markets.
Fourth quarter net sales of Woodard outdoor furniture is expected to remain consistent with the third quarter ended March 31, 2008. Historically, sales of outdoor furniture to patio dealers are seasonally high during the third and fourth quarters of the Company’s fiscal year.
Net sales of the TSI segment increased $22,994,000 or 261.9% to $31,772,000 for the quarter ended March 31, 2008, compared to $8,778,000 for the quarter ended March 31, 2007, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design		Segment
Three Months Ended	Source	Trends	Woodard	Total
March 31, 2008	$4,042	$3,403	$24,327	$31,772
March 31, 2007	4,989	3,789	—	8,778

Dollar increase (decrease)	$(947)	$(386)	$24,327	$22,994

Percent increase (decrease)	(19.0%)	(10.2%)	100.0%	261.9%
The decrease in net sales of Trade Source was primarily the result of: (i) a decline in orders from Lowe’s related to indoor lighting and outdoor lighting; (ii) lower sales of non-core dropped shipped products; and (iii) fan accessories. In November 2006, Lowe’s notified Trade Source that it will no longer source the 14 indoor and outdoor lighting SKUs previously sold by Trade Source to Lowe’s via direct import. The final shipments were shipped in during the third quarter of the previous year. Additional information is detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The decline in Design Trends’ net sales was primarily due to reduced retail sales of the mix and match portable sales through Lowe’s. Currently, Design Trends supplies mix and match portable lamps to all 13 Lowe’s regional distribution centers.
Woodard sales were primarily comprised of sales to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture; the majority of sales to mass merchants occur from December to April each year.
Based on the most recent annual line review, management believes that Lowe’s remains committed to the respective programs it currently has with each of Design Trends and PHI, a subsidiary of Trade Source. Management believes that, based on the amount of product currently shipped to Lowe’s, Design Trends and PHI continue to be a primary vendors for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs, respectively. Management believes that Design Trends and PHI continue to be invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year for each product category and give both Design Trends and PHI the potential to add new SKUs to the Lowe’s program; however, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKUs in the product lines currently offered to Lowe’s.
Management believes that the future growth of the TSI segment are contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 12.0% to 19.5% for the quarter ended March 31, 2008, compared to 31.5% for the quarter ended March 31, 2007, primarily due to consolidated sales of Woodard products that carry a lower gross profit percentage than the Company’s historical operations through December 31, 2007.
Gross profit as a percentage of net sales of the Craftmade segment decreased 8.7% to 27.3% for the quarter ended March 31, 2008, compared to 36.1% in the quarter ended March 31, 2007. The decrease is summarized in the following table.
Gross Profit as a Percentage of Net Sales of Craftmade Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
March 31, 2008	33.1%	21.5%	27.3%
March 31, 2007	36.1%	—	36.1%

Percent decrease	(3.0%)		(8.7%)

Decreases in gross margin for ceiling fans and lighting is primarily due to changes in sales mix to items that carry a lower margin, as well as inflation in the cost of goods sold.
For fiscal year 2008, we expect gross profit as a percentage of net sales of the ceiling fan and lighting sales in the Craftmade segment to be roughly equal to the results generated in the fiscal year ended June 30, 2007, as Craftmade is able to offset the increases in cost of goods with a price increase that was effective April 15, 2008. Gross profit as a percentage of net sales of Woodard outdoor furniture historically is slightly higher during the fourth quarter as custom orders increase with the peak season.
Gross profit as a percentage of net sales of the TSI segment decreased 10.7% to 13.7% of net sales for the quarter ended March 31, 2008, compared to 24.4% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design		Segment
Three Months Ended	Source	Trends	Woodard	Total
March 31, 2008	23.4%	26.2%	10.4%	13.7%
March 31, 2007	23.9%	25.0%	n/a	24.4%

Percent increase/(decrease)	(0.5%)	1.2%		(10.7%)

Gross profit as a percentage of net sales at Trade Source and Design Trends varied as a result of slight changes in vendor programs. Woodard gross profit as a percent of net sales is low as all sales are direct import.
For fiscal year 2008, gross profit as a percentage of net sales of Trade Source and Design Trends are expected to remain consistent with the fiscal year ended June 30, 2007, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to that maintained during fiscal year 2007. Management expects gross profit as a percentage of net sales for Woodard to increase slightly as sales mix changes to customers with less discounting.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $3,366,000 to $8,849,000 or 16.1% of net sales for the quarter ended March 31, 2008, compared to $5,483,000 or 24.4% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2008	2007	Year Period
Historical Craftmade	$5,312	$5,483	$(171)
Woodard Incremental	3,537	—	3,537

	$8,849	$5,483	$3,366

The decrease in historical Craftmade expenses was primarily due to lower variable costs and reductions in overhead partially offset by increases in bad debt expense, consulting and legal fees as summarized below:

Historical Craftmade
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2008	2007	Year Period
Commissions	$614	$754	$(139)
Bad Debt Expense	81	(5)	86
Accounting, legal and consulting	653	618	36
Salaries and Wages	1,820	1,872	(52)
Rent	58	89	(31)
Other	2,086	2,157	(71)

	$5,312	$5,483	$(171)

Management anticipates that based on current market conditions, SG&A expenses for the fourth quarter of fiscal year 2008 will be relatively consistent with results generated in the quarter ended March 31, 2008. Management feels it will be able to reduce certain expenses in future periods as it realizes synergies from the acquisition of Woodard.
Interest Expense. Net interest expense of the Company increased $173,000 to $524,000 for the quarter ended March 31, 2008, compared to $351,000 for the quarter ended March 31, 2007. This increase is primarily due to increased working capital associated with the acquisition of Woodard, partially offset by lower interest rates in effect as compared to the previous year.
Other income. The Company realized a gain of $140,000 for the quarter ended March 31, 2008, for leasing the oil and gas mineral rights at its principal place of business in Coppell, Texas.
Minority interest. Minority interest expense decreased $180,000 to $267,000 for the quarter ended March 31, 2008, compared to $447,000 for the same period in the previous quarter. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The provision for income tax was $343,000 or 34.9% of income before income taxes for the quarter ended March 31, 2008, compared to a benefit of $118,000 for the quarter ended March 31, 2007, for anticipated refunds from lower state apportionment rates that applied to prior periods. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Company’s policy for determining the provision for income taxes.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007
An unaudited, condensed overview of results for the nine months ended March 31, 2008, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2008			March 31, 2007
	Craftmade	TSI	Total	Craftmade	TSI	Total
Net sales	$49,726	$48,742	$98,468	$43,942	$33,239	$77,181
Cost of goods sold	(33,903)	(39,829)	(73,732)	(28,336)	(24,448)	(52,784)

Gross profit	15,823	8,913	24,736	15,606	8,791	24,397
As a % of net sales	31.8%	18.3%	25.1%	35.5%	26.4%	31.6%

Selling, general and administrative	(13,003)	(6,363)	(19,366)	(10,888)	(4,814)	(15,702)
As a % of net sales	26.1%	13.1%	19.7%	24.8%	14.5%	20.3%

Depreciation and amortization	(432)	(196)	(628)	(409)	(187)	(596)

Total operating expenses	(13,435)	(6,559)	(19,994)	(11,297)	(5,001)	(16,298)

Income from operations	$2,388	$2,354	4,742	$4,309	$3,790	8,099

Other income			139			—
Interest expense, net			(1,144)			(1,112)

Other expenses			(1,005)			(1,112)

Income before income taxes
and minority interest			3,737			6,987
Income taxes			(929)			(1,645)

Income before minority interest			2,809			5,342
Minority interest			(1,069)			(1,225)

Net income			$1,739			$4,117

Net Sales. Net sales for the Company increased $21,287,000 or 27.6% to $98,468,000 for the nine months ended March 31, 2008, compared to $77,181,000 for the nine months ended March 31, 2007, primarily from the acquisition of the assets of Woodard, partially offset by declines in ceiling fans, lighting and accessories sales.
Net sales from the Craftmade segment increased $5,783,000 or 13.2% to $49,725,000 for the nine months ended March 31, 2008, compared to $43,942,000 for the nine months ended March 31, 2007, as summarized in the following table.
Net Sales of Craftmade Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Nine Months Ended	Accessories	Furniture	Total
March 31, 2008	$38,207	$11,519	$49,725
March 31, 2007	43,943	—	43,943

Dollar increase (decrease)	$(5,736)	$11,519	$5,783

Percent increase (decrease)	(13.1%)	100.0%	13.2%
The sales of ceiling fans and lighting related products continue to be affected by the extremely weak overall housing market.
Management continues to focus on introducing new lighting products, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by additional product offerings through enhanced product development efforts, as well as selling outdoor furniture products to lighting showrooms and selling outdoor lighting and ceiling fans to patio dealers, and focusing efforts on the hospitality markets.
Fourth quarter net sales of Woodard outdoor furniture is expected to remain consistent with the third quarter ended March 31, 2008. Historically, sales of outdoor furniture to patio dealers are seasonally high during the third and fourth quarters of the Company’s fiscal year.
Net sales of the TSI segment increased $15,503,000 or 46.6% to $48,742,000 for the nine months ended March 31, 2007, compared to $33,239,000 for the quarter ended March 31, 2007, as summarized in the following table:
Net Sales of TSI Segment
(Dollars in thousands)

	Trade	Design		Segment
Nine Months Ended	Source	Trends	Woodard	Total
March 31, 2008	$12,530	$11,885	$24,327	$48,742
March 31, 2007	19,473	13,766	—	33,239

Dollar increase (decrease)	$(6,943)	$(1,881)	$24,327	$15,503

Percent increase (decrease)	(35.7%)	(13.7%)		46.6%

The decrease in net sales of Trade Source was primarily the result of (i) a decline in orders from Lowe’s related to indoor lighting and outdoor lighting; (ii) lower sales of non-core drop shipped products; and (iii) fan accessories. In November 2006, Lowe’s notified Trade Source that it will no longer source the 14 indoor and outdoor lighting SKUs previously sold by Trade Source to Lowe’s via direct import. The final shipments were shipped in during the third nine months of the previous year. Additional information is detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The decline in Design Trends’ net sales was primarily due to reduced retail sales of the mix and match portable sales through Lowe’s. Currently, Design Trends supplies mix and match portable lamps to all 13 Lowe’s regional distribution centers.
Woodard sales were primarily comprised of sales to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture; most sales in to mass merchants occur from December to April each year.
Based on the most recent annual line review, management believes that Lowe’s remains committed to the respective programs it currently has with each of Design Trends and PHI, a subsidiary of Trade Source. Management believes that, based on the amount of product currently shipped to Lowe’s, Design Trends and PHI continue to be a primary vendors for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs, respectively. Management believes that Design Trends and PHI continue to be invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year for each product category and give both Design Trends and PHI the potential to add new SKUs to the Lowe’s program; however, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKUs in the product lines currently offered to Lowe’s.
Management believes that the future growth of the TSI segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 6.5% to 25.1% for the nine months ended March 31, 2008, compared to 31.6% for the nine months ended March 31, 2007, primarily due to increased sales of Woodard products that carry a lower gross profit as compared to net sales.
Gross profit as a percentage of net sales of the Craftmade segment decreased 3.7% to 31.8% for the nine months ended March 31, 2008, compared to 35.5% in the nine months ended March 31, 2007. The decrease is summarized in the following table.
Gross Profit as a Percentage of Net Sales of Craftmade Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Nine Months Ended	Accessories	Furniture	Total
March 31, 2008	34.9%	21.5%	31.8%
March 31, 2007	35.5%	—	35.5%

Percent decrease	(0.6%)		(3.7%)

Decreases in gross margin for ceiling fans and lighting is primarily due to changes in sales mix to items that carry a lower margin, as well as inflation in the cost of goods sold.
For fiscal year 2008, we expect gross profit as a percentage of net sales of the ceiling fan and lighting sales in the Craftmade segment to be roughly equal to the results generated in the fiscal year ended June 30, 2007, as Craftmade is able to offset the increases in cost of goods with a price increase that was effective April 15, 2008. Gross profit as a percentage of net sales of outdoor furniture is expected to increase as items with less discounting typically sell through in the fourth quarter.
Gross profit as a percentage of net sales of the TSI segment decreased 8.2% to 18.3% of net sales for the nine months ended March 31, 2008, compared to 26.4% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of TSI

	Trade	Design		Segment
Nine Months Ended	Source	Trends	Woodard	Total
March 31, 2008	23.7%	28.8%	10.4%	18.3%
March 31, 2007	27.2%	25.4%	—	26.4%

Percent increase/(decrease)	(3.5%)	3.4%		(8.2%)

Gross profit as a percentage of net sales at Trade Source and Design Trends varied as a result of changes in vendor programs. Woodard gross profit as a percent of net sales is low as all sales are direct import.
For fiscal year 2008, gross profit as a percentage of net sales of Trade Source and Design Trends are expected to remain consistent with the fiscal year ended June 30, 2007, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to that maintained during fiscal year 2007. Management expects gross profit as a percentage of net sales for Woodard to increase slightly in the fourth quarter of the fiscal year as sales mix changes to customers with less discounting.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $3,664,000 to $19,366,000 or 19.7% of net sales for the nine months ended March 31, 2008, compared to $15,702,000 or 20.3% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Nine Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2008	2007	Year Period
Historical Craftmade	$15,829	$15,702	$127
Woodard Incremental	3,537	—	3,537

	$19,366	$15,702	$3,664

The decrease in historical Craftmade expenses was primarily due to lower variable costs and reductions in overhead partially offset by increases in group health insurance, consulting and legal fees as summarized below:

Historical Craftmade
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Nine Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2008	2007	Year Period
Commissions	$2,024	$2,438	$(414)
Group Health Claims	832	579	253
Accounting, legal and consulting	1,900	1,684	216
Salaries and Wages	5,440	5,358	82
Other	5,633	5,643	(10)

	$15,829	$15,702	$127

Management anticipates that based on current market conditions, SG&A expenses for the fourth quarter of fiscal year 2008 will be relatively consistent with results generated in the nine months ended March 31, 2008. Management feels it will be able to reduce certain expenses in future periods as it realizes synergies from the acquisition of Woodard.
Interest Expense. Net interest expense of the Company increased $31,000 to $1,144,000 for the nine months ended March 31, 2008, compared to $1,112,000 for the nine months ended March 31, 2007. The increase of debt related to the acquisition of Woodard was offset by lower outstanding balances and interest rates in affect as compared to the previous year.
Other income. The Company realized a gain of $140,000 for the nine months ended March 31, 2008 for leasing the oil and gas mineral rights at its principal place of business in Coppell, Texas.
Minority interest. Minority interest expense decreased $156,000 to $1,069,000 for the nine months ended March 31, 2008, compared to $1,225,000 for the same period in the previous nine months. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The provision for income tax was $929,000 or 34.8% of income before income taxes for the nine months ended March 31, 2008, compared to $1,645,000 or 28.5% of income before income taxes for the nine months ended March 31, 2007. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Company’s policy for determining the provision for income taxes.
Liquidity and Capital Resources
The Company’s cash increased $58,000 from $928,000 at June 30, 2007 to $986,000 at March 31, 2008. Net cash used by the Company’s operating activities was $3,601,000 for the nine months ended March 31, 2008, compared to cash provided by the Company’s operating activities of $5,828,000 for the same period last year. The increased use of cash was due to using cash to purchase goods to support the seasonal increased sales of outdoor furniture which the Company expects to collect the majority of its outstanding accounts receivable related to this seasonal peak during the fourth quarter. Due to the seasonal nature of Woodard’s sales, the Company expects the quarters ending March 31 to continue to use cash to fund the seasonal operations.

The $16,896,000 of cash used in investing activities was primarily related the acquisition of the assets of Woodard, LLC, contingent payments from the acquisition of Marketing Impressions and the purchase of computer equipment.
Cash used in financing activities primarily resulted from net proceeds of $10,777,000 from refinancing the Company’s warehouse. These proceeds were used to pay down the Company’s lines of credit. Net funding from the lines of credit totaled $13,125 000, which includes the funds used in the acquisition of Woodard and fund the necessary increases in working capital. In addition, there were cash dividends of $1,874,000 and distributions to our minority interest member totaling $1,225,000.
The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments and any future dividend payments, as well as its projected growth over the next twelve months. In addition, the Company is currently evaluating various financing options on the 306,000 square foot manufacturing facility in Owosso, Michigan.
Management anticipates that future cash flows will be used primarily to retire existing debt, pay dividends, fund potential acquisitions, repurchase Common Stock or fund other investments that will enhance long-term shareholder value and distribute earnings to its minority interest member. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008 and will be effective for us beginning in the second nine months of fiscal 2009 for business combinations occurring after the effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and is effective for us beginning in the second nine months of fiscal 2009. We do not expect that SFAS 160 will have a material impact on our financial statements.
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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, but the FASB has proposed a deferral for non-financial assets and liabilities. The Company is currently assessing the potential impact, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.
Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:
Summary of Long-Term Obligations
At March 31, 2008
(Dollars in thousands)

		Outstanding
	Commitment	Balance	Interest Rate	Maturity
Revolving lines of credit	$50,000	$31,950	LIBOR plus 1.5%	December 31, 2009
Note payable — facility		10,890	6.5%	December 10, 2017
Capital lease obligation		123		November 5, 2010

Sub-total		42,963
Less: current amounts due		(499)

Long-term obligations		$42,464

On December 31, 2007, Craftmade entered into a Third Amended and Restated Loan Agreement (the “Loan Agreement”) with The Frost National Bank (“Frost”). The Loan Agreement amends the Second Amended and Restated Loan Agreement dated September 18, 2006, between Craftmade and Frost. Also, on December 31, 2007, Craftmade executed (i) a Revolving Promissory Note (the “Frost Note”) payable to the order of Frost, in the principal amount of $20,000,000, (ii) a Revolving Promissory Note (the “Whitney Note”) payable to the order of Whitney National Bank, in the principal amount of $20,000,000 and (iii) a Revolving Promissory Note (the “Commerce Note” and, together with the Frost Note and the Whitney Note, the “Notes”) payable to the order of Commerce Bank, N.A. in the principal amount of $10,000,000. Each Note bears an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5%. All Notes will mature on December 31, 2009. The Notes replace the Promissory Note in the principal amount of $30,000,000, payable to the order of Frost dated September 18, 2006. As a result of this transaction, total credit lines available to Craftmade and its subsidiaries have increased from $30,000,000 to $50,000,000. There was $9,881,000 available to borrow under the Notes at March 31, 2008.
Pursuant to the Loan Agreement, the financial covenants require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 2.5 to 1.0 for the quarters ending June, 30, September 30 and December 31 and not greater than 3.25 to 1.0 for the quarter ending March 31. The financial covenants require a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. The Company is in compliance with its covenants at March 31, 2008. Management does not anticipate that the covenants and other restrictions contained in its line of credit and loan agreement will limit the Company’s current operations.

All wholly-owned subsidiaries of Craftmade and Design Trends LLC, a 50% owned subsidiary of Craftmade, have agreed to be guarantors of the Loan Agreement (the “Guarantors”). Each of Craftmade and the Guarantors has granted a security interest to Frost in each of its accounts and inventory. Further information regarding this Loan Agreement and Notes is detailed in the Company’s Form 8-K filed with the SEC on January 7, 2008.
On November 14, 2007, the Company entered into a term loan to refinance its home office and warehouse with an original principal balance of $11,000,000. The loan is payable in equal monthly installments of principal and interest of $95,822. The loan bears an interest rate of 6.5% per year. The loan is collateralized by the building and land. The loan is scheduled to mature on December 10, 2017. Further information regarding this loan is detailed in the Company’s Form 8-K filed with the SEC on November 20, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2008 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the SEC on September 13, 2007.

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

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

Exhibit
Number	Description
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

Exhibit
Number	Description
10.9	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.10	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.11	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.12	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.13	Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of James R. Ridings, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of James R. Ridings, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of J. Marcus Scrudder, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC. (Registrant)

Date: May 8, 2008	/s/ James R. Ridings

JAMES R. RIDINGS
Chairman of the Board and
Chief Executive Officer

Date: May 8, 2008	/s/ J. Marcus Scrudder

J. MARCUS SCRUDDER
Chief Financial Officer