Form 10-K
period 2008-06-30
CRAFTMADE INTERNATIONAL INC
filed 2008-09-26
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-26667
Craftmade International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2057054
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

650 South Royal Lane, Suite 100	75019
Coppell, Texas	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2007 was approximately $42,937,125 based upon the closing price of the common stock on the NASDAQ Global Market reported for such date.
The number of shares outstanding of the registrant’s $.01 par value common stock as of September 19, 2008 was 5,704,500.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

Disclosure Regarding Forward-Looking Statements
     In this Form 10-K, references to “Craftmade”, “ourselves,” “we,” “our,” “us,” “its,” “itself,” and the “Company” refer to Craftmade International, Inc., Trade Source International, Inc., Woodard-CM, LLC, their wholly-owned subsidiaries, and Design Trends, LLC, the Company’s 50%-owned limited liability company, unless the context requires otherwise.
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

Acquisition of Certain Assets of Woodard, LLC .

On January 2, 2008, Woodard — CM, LLC, a wholly owned subsidiary of Craftmade (“Woodard”),completed the purchase of substantially all of the net assets of Woodard, LLC a leading Chicago-based designer, manufacturer and distributor of a broad line of outdoor furniture products and related accessories pursuant to the Asset Purchase Agreement, dated as of December 18, 2007 (the “Agreement”), by and among Craftmade, Woodard and Henry Crown and Company d/b/a CC Industries, Inc. In the acquisition, the Company initially paid Woodard $19,265,000 plus a working capital adjustment of $954,000 and warrants (the “Warrants”) to purchase up to 200,000 shares of Craftmade International, Inc. common stock (the “Common Stock”) for 10 years from the date of issuance at a purchase price of $8.10 per share, valued at $279,000. The purchase price consideration included 500,000 shares of Common Stock valued at $8.10 per share based on the average closing price of the Common Stock for the three days prior to signing the Agreement for an aggregate price of $4,050,000 (price of Common Stock for financial reporting is $8.00 per share based on the average closing price of the Common Stock on the two days prior, two days after and day of the announcement of the signing of the Agreement, for an aggregate price of $4,000,000), with the remaining purchase price paid in cash at closing. The Agreement allowed the parties to adjust the purchase price to accurately reflect the working capital up to 60 days after the closing of the acquisition, resulting in a working capital adjustment of $1,272,000 due the Company. Including the working capital adjustment, the total adjusted cash consideration for the acquisition was $14,896,000.

Acquired assets included $23,370,000 in current assets, a long-term receivable valued at approximately $1.5 million, manufacturing equipment and Woodard’s 306,000 square foot facility in Owosso, Michigan. Craftmade also assumed certain payables and other liabilities totaling $7,396,000. Additionally, the Company incurred approximately $655,000 in professional fees associated with the transaction and has reserved $692,000 for expected restructuring expense. The Company is exploring financing options related to the Owosso, Michigan facility, which management believes has a fair market value that significantly exceeds its allocated costs.

Current Market Conditions

At the beginning of the 2007 fiscal year, the slowing of housing-related demand affected our business, and this impact continued through the 2008 fiscal year. The decline in housing turnover was compounded by a broad economic downturn in 2008, which negatively impacted both consumer confidence and discretionary spending. This economic environment and the corresponding decline in home improvement demand have impacted both our specialty and mass retail segments. Management believes that consumers chose to delay home improvement projects due to well-publicized reports of economic weakness, a slowing housing market and declining home values.

Despite the housing related pressures, the Company has continued to introduce innovative and distinctive products that reflect emerging consumer trends, including new lines of interior lighting fixtures (e.g., chandeliers) and the expansion of clocks and weather gauges marketed under the Durocraft brand name through a new distribution channel of independent lawn and garden retailers. The acquisition of certain assets of Woodard LLC has also broadened the Company’s offering to include outdoor patio furniture, opened up new channels and outlets for existing Craftmade products, and created avenues for cross selling both existing and new products.

Additional information regarding current market conditions are detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Relationship with Mass Merchandisers

The Company sells its products to mass merchandisers including but not limited to Bed, Bath and Beyond,

Costco, Lowe’s and Wal-Mart, through the Company’s subsidiaries Woodard and Prime/Home Impressions, Inc. (“PHI”) and through Design Trends, LLC (“Design Trends”), the Company’s 50%-owned subsidiary.

Management believes that, based on the amount of product currently shipped to Lowe’s, Design Trends and PHI continue to be a primary vendors for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs, respectively. The acquisition of certain net assets of Woodard, LLC, has also increased Craftmade’s presence at Lowe’s, as Woodard sold over $6 million in outdoor patio furniture through Lowe’s stores in fiscal 2008. Management believes that Craftmade will continue to be invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category and give Craftmade the potential to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of existing SKUs in the product lines currently offered to Lowe’s.

Management believes that the future growth of the Mass segment (as described in Section (b) below) is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers and the expansion of the business to new customers.

Exploration of Strategic Alternatives

On May 9, 2007, the Company announced that it had retained Mazzone & Associates to assist the Company in evaluating its strategic alternatives to enhance shareholder value. With input from management, a committee of independent directors performed a comprehensive review of our strategic alternatives. On August 23, 2007 the Board of Directors determined that at that time the best alternative to maximize shareholder value was to continue to implement the Company’s strategic plan for growth. This plan includes the pursuit of selective and opportunistic acquisitions with the potential to expand into adjacent product categories and sales channels. The acquisition of certain net assets of Woodard, LLC in January of 2008 is a result of pursuing the strategic growth plan, and the Company continues to evaluate other strategic acquisition candidates that would enhance shareholder value. There can be no assurances, however, that any appropriate candidates will be identified, or that any transaction will be consummated on terms acceptable to the Company.

(b)	Financial Information About Reportable Segments

Although the Company continues to be organized by customer base into two operating segments, as of June 30, 2008, these segments have been re-named to be more descriptive. The segment formerly identified as Craftmade International, Inc. or “Craftmade” will be referred to as “Specialty” and the segment formerly identified as Trade Source International, Inc. or “TSI” will be referred to as “Mass”. Hereafter, “Craftmade International, Inc.” and “Craftmade” refer to the Company and “Craftmade ceiling fans” refers to ceiling fan products sold primarily within the Specialty segment under the Craftmade trade name. Hereafter “TSI” refers specifically to the Trade Source International subsidiary rather than the entire Mass segment.

The Specialty segment primarily derives its revenue from home furnishings, including ceiling fans, light kits, bath-strip lighting, lamps, light bulbs, door chimes, ventilation systems, outdoor patio furniture and other accessories offered primarily through lighting showrooms, patio dealers, hospitality customers and catalog houses. The Mass segment derives its revenue from outdoor lighting, outdoor patio furniture, portable lamps, indoor lighting and fan accessories marketed solely to mass retailers and certain major retail chains.

The additional sales from the acquisition of certain net assets of Woodard, LLC come from independent patio dealers, hospitality customers and mass retailers. Sales with the independent patio dealers and hospitality customers are included in the Specialty segment and sales to mass merchants are included in the Mass segment.

The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows. Financial information with respect to the Company’s segments is found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 11 — Segment Information” in the Company’s Consolidated Financial Statements. All prior year financial information has been renamed to be consistent with the current year disclosure.

(c)	Narrative Description of Business

Craftmade International, Inc. was incorporated in the state of Texas in July 1985 and reincorporated in the state of Delaware in December 1991.

Specialty — Specialty is the reporting segment for the portion of the business principally engaged in the design, distribution and marketing of ceiling fans, light kits, bath-strip lighting, interior lighting fixtures, light bulbs, door chimes, ventilation systems, outdoor patio furniture and related accessories to a nationwide network of over 1,600 lighting showrooms, 500 patio dealers, and numerous electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets.

The Specialty ceiling fan product line consists of over 60 premium priced to lower priced ceiling fans and is distributed under the Craftmade® trade name. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management’s judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace.

The Specialty segment also includes nearly 80 light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, nearly two dozen styles of bath-strip lighting and over 40 designs of outdoor lighting are marketed under its Accolade® trade name.

With the acquisition of certain assets of Woodard, LLC, the Specialty segment also includes sales of over 100 families of outdoor patio furniture under the Woodard, Woodard Landgrave and Lyon Shaw trade names to independent patio dealers, hospitality customers and catalogue houses.

Mass — Mass is the reporting segment for the portion of the Company that is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, outdoor patio furniture, various fan accessories and lamp parts, and home décor items to mass merchandisers. The Mass segment’s outdoor lighting consists of numerous lighting programs distributed to mass merchandisers in a variety of designs and decorative finishes. The indoor lighting product line primarily includes portable lamps.

The Mass segment includes sales from four Craftmade subsidiaries: Trade Source International (“Trade Source” or “TSI”), PHI, Design Trends and Woodard-CM, LLC. Trade Source, PHI and Woodard are wholly-owned and Design Trends is 50% owned by Craftmade.

50% Owned Limited Liability Company — The Company has a 50% ownership interest in Design Trends, a Delaware limited liability company, which is part of the Mass segment. Design Trends was formed in 1999 to market indoor lighting, including portable table lamps, floor lamps, chandeliers and wall sconces designed by Patrick Dolan of Dolan Northwest, LLC, an unaffiliated Oregon limited liability company, which owns the remaining 50% of Design Trends. Substantially all of Design Trends’ sales are to mass merchandisers. As a part of the operating agreement, Patrick Dolan is responsible for designing and sourcing Design Trends’ products and the Company is responsible for sales, distribution and accounting for Design Trends.

Products
The following table summarizes net sales by product category (defined below) as a percentage of consolidated net sales:
Net Sales by Product Category

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Specialty
Ceiling fans, light kits and blades	23%	37%	36%
Outdoor patio furniture	16%	0%	0%
Teiber lighting products	6%	10%	8%
Durocraft clocks and weather gauges	2%	3%	1%
Accolade lighting	7%	8%	8%

	54%	58%	53%

Mass
Indoor lighting	13%	23%	29%
Outdoor lighting	2%	2%	6%
Outdoor patio furniture	22%	0%	0%
Accessories	9%	17%	12%

	46%	42%	47%

	100%	100%	100%

Specialty Segment Products
The Specialty segment is made up of products organized around five distinctive brands each with numerous product offerings:
Craftmade Family of Products

Craftmade®	Woodard®	Teiber
Decorative ceiling fans	Wrought iron patio furniture	Light bulbs
Builder ceiling fans	Aluminum patio furniture	Door chimes
Light kits and blades	All seasons wicker patio furniture	Smoke alarms
Chandeliers and flushmounts	Patio umbrellas	Ventilation systems
Ceiling fan accessories	Outdoor lighting

Durocraft®	Accolade®
Clocks	Bath-strip lighting
Weather gauges	Outdoor lighting
Interior lighting fixtures
Craftmade® — The Craftmade ceiling fan product line consists of over 60 premium fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade ceiling fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade’s light kits. Series lines include Early American, Traditional, Transitional and Modern High-Tech Decor and, depending on the size, finish and other features, range in price from the premium Constantina, Sutton, Riata and Barcelona series to various lower-end builder series.

Craftmade ceiling fans come in five motor sizes, five blade sizes and over two dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Craftmade also markets nearly eighty light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits.
Woodard® — Through the acquisition of certain assets of Woodard, LLC on January 2, 2008, the Company now offers a wide range of outdoor patio furniture and related products such as umbrellas and patio lighting. Product lines include cast iron, extruded aluminum and all weather wicker products and range from the premium Woodard Landgrave collection to the more affordable Lyon Shaw series.
Teiber — The Company offers 2,000 different light bulbs and complementary lighting products as well as an extensive line of door chimes, pushbuttons, ventilation systems and smoke alarms. These products are typically offered via a proprietary Teiber display that displays numerous Teiber products and consumes a minimal amount of floor space.
Durocraft® — The Specialty segment’s Durocraft brand markets numerous decorative clocks and weather gauges, mini-post lanterns, tabletop and freestanding candle lanterns, oil lanterns and special order items. The items are primarily distributed to independent lawn and garden retailers.
Accolade® — The Specialty segment includes more than 20 series of bath-strip lighting in different lengths and decorative finishes under the Accolade® trade name. In addition, Accolade products include more than 40 designs of outdoor lighting in different decorative finishes. Accolade also adds finishes and designs from time to time based on customer demand.
Mass Segment Products
The Mass segment’s products are organized into four groups: indoor lighting; outdoor lighting; outdoor patio furniture; and accessories.
Indoor Lighting — The Company markets floor and table lamps, chandeliers and wall sconces designed by Patrick Dolan to various mass merchandisers through its Design Trends subsidiary. Design Trends’ portable lamp program, which is a significant part of the TSI’s indoor lighting program, is merchandised in a mix and match system that enables the consumer to customize a lamp base and shade combination. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes.
Outdoor Lighting — The Company markets more than 60 designs of outdoor lighting in a variety of decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand, as well as the retailers’ private label brands. The outdoor lighting is designed for either wall mounting or as a post-mounted fixture.
Outdoor Patio Furniture — Following the acquisition certain assets of Woodard, LLC, the Company offers a broad line of patio furniture, tables, and umbrellas under the Woodard, Lyon Shaw and Woodard Landgrave trade names. Product categories include cast iron, extruded aluminum and all-weather wicker furniture, as well as patio umbrellas and lighting.
Accessories — The Mass segment also markets programs of fan accessories and lamp parts, including universal downrods, pull-chains and ceiling medallions, to various mass merchandisers through PHI. Accessories also include non-core products.
Product Sourcing
Specialty. Craftmade ceiling fans, bath-strip lighting, substantially all light kits and certain accessories are produced by multiple manufacturers in China. Light kit and other product orders are typically placed independently of ceiling fan orders, but are also received in container-size lots generally consisting of up to 4,500 light kit units. The Specialty segment includes a variety of light kits in various finishes and colors, as well as a variety of fixtures designed for ceiling fans. The Company also offers a variety of glass selections for the various light fixtures, including blown glass, beveled glass and crystal. Fixtures and glass are shipped in the light kit containers. Wall controls, timers and switches as well as a portion of its ceiling fan blades, are manufactured by companies based in the United States. The Company also offers a variety of custom blade sets in various sizes and finishes. The finished products are packaged and labeled under the Craftmade brand name.
Woodard® branded outdoor patio furniture sold in the Specialty segment is sourced from the Woodard manufacturing facility in Owosso, Michigan and consists primarily of wrought iron and extruded aluminum styles. These products are sold through specialty outdoor patio dealers, catalogue houses and hospitality suppliers. The Woodard Landgrave line is sourced through an exclusive relationship with the Mexican producer of Landgrave outdoor patio furniture and is only offered in the United States through Woodard.
The Specialty segment also includes Teiber light bulbs, door chimes, pushbuttons, ventilation systems, smoke alarms and complimentary lighting products as well as Durocraft clocks and weather gauges from several manufacturers located in China and the United States.
The Specialty and Mass segments purchase outdoor lighting from several manufacturers located in China. Outdoor lighting orders are received in container-size lots, similar to light kit and ceiling fan orders. Specialty and Mass also offer a wide variety of outdoor lighting styles in various finishes, colors and sizes and are designed for either wall mounting or as post-mounted fixtures.
Mass. The Mass segment purchases indoor lighting products, including flush mounts and bath-strip lights from many of the same manufacturers that produce outdoor lighting for Specialty.
PHI purchases most of its ceiling fan accessories and all of its lamp replacement parts from multiple manufacturers located in China, with the exception of ceiling medallions, which are purchased from a distributor located in the United States.
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
The Company purchases a majority of its outdoor patio furniture for the Mass segment from a Chinese factory that is 50% owned by CCI, Inc., former owner of certain net assets of Woodard LLC that have subsequently been purchased by the Company, and the remainder is purchased from various other Chinese manufacturers.
All of TSI, PHI, Woodard and Design Trends’ foreign vendors require payment 30 to 60 days after notification of shipment of product from Asia.
Distribution
Specialty. This segment includes ceiling fans, light kits and accessories which are primarily sold through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. The segment also includes outdoor patio furniture sold primarily through over 500 specialty patio dealers.
The Company’s ceiling fans, light kits, bath strips, outdoor lighting and accessories are sold through 35 independent sales groups on a national basis. Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 54 sales representatives, who represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During each of the three fiscal years ended June 30, 2008, no single lighting showroom or electrical wholesaler accounted for more than 3% of Specialty segment net sales and 1.5% of consolidated net sales.
The Company’s outdoor patio furniture products are distributed on a national basis and are represented by a network of independent sales representatives. Each sales representative is selected to cover a specific market area and represents the Company exclusively in the sale of outdoor patio furniture in return for commissions on such sales. During the fiscal year ended June 30, 2008, no single patio dealer, hospitality customer or catalogue house accounted for more than 3% of Specialty segment net sales and 1.5% of consolidated net sales.

Sales representatives are carefully selected and continually evaluated in order to promote high-level representation of our products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market them. Additional training, especially for a new product series, is provided on a regular basis at semi-annual trade shows held at the Company’s showrooms. Management believes that it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to Craftmade and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of our products, as well as the ongoing administrative and marketing support that the Company provides to its sales representatives.
Mass. Substantially all of the Mass segment’s sales are to mass merchandisers, with Lowe’s comprising 41% of the Mass segment’s and 19% of the Company’s net sales, and Costco Wholesale Corporation (“Costco”) comprising 14% of the Mass segment’s and 6% of the Company’s net sales.
Mass sales are primarily delivered to customers through a mixture of direct shipment and shipments from the Company’s 378,000 square foot warehouse and distribution facility in Coppell, Texas. The Mass segment utilizes an internal sales force to market its products to service specific mass merchandiser locations.
In general, the Company has a 48-hour product shipment policy for products warehoused at its Coppell facility. In order to meet these policy delivery requirements and to ensure that it has sufficient goods on hand from its overseas suppliers, the Company maintains a significant level of inventory. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Marketing
Specialty. Craftmade relies primarily on the reputation of its products for high quality and competitive prices, and the efforts of its sales representative organization in order to promote the sales of its products in the Specialty segment. The principal markets for our ceiling fan and lighting products are the new home construction, remodeling and replacement markets. Craftmade utilizes advertising in home lighting magazines, particularly in special editions devoted to ceiling fans and lighting fixtures, and broadly distributes its product catalog.
The Company also promotes its ceiling fans and light kits at semi-annual trade shows in Dallas (in January and June) and maintains a showroom at the Dallas Trade Mart. The Company also promotes its outdoor patio furniture through a showroom located in Chicago, Illinois. This showroom is in the process of moving to the Chicago Merchandise Mart, which should be complete by mid-September.
Craftmade provides warranties ranging from 10 years to lifetime on the fan motor of its ceiling fans, and includes a one-year limited warranty against defects in workmanship and materials to cover the entire ceiling fan. Craftmade provides a limited lifetime warranty on its higher-end series of fans. The Company offers up to a 15-year warranty on its outdoor patio furniture lines. The Company’s management believes these warranties are highly attractive to both dealers and consumers.
Mass. The Mass segment relies primarily on the reputation of its products, merchandising concepts and the relationship it has with its mass merchandiser customers with respect to its sales. From time to time the Company participates in advertising programs and special promotions conducted by its customers. The Company also promotes its product line at select trade shows and line reviews held by its customers.
Product Expansion
Craftmade continually expands its ceiling fan product line, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During the fiscal year ended June 30, 2008, the Company introduced 12 new ceiling fans and two complete interior lighting families of products, including chandeliers, pendants and sconces, as well as 10 new families of outdoor furniture. Each lighting family consists of 6 to 11 individual fixtures and outdoor patio furniture families generally consist of 5 to 12 pieces. Management believes that these new offerings have been well accepted by the Craftmade dealers. In addition, the Company increased its selections of complementary products such as specialty light fixtures, including bath bars and outdoor lighting. The Company’s management will continue to search for opportunities for product expansion that it considers complementary to the Company’s existing product lines.

Seasonality
Historically sales of the company’s products, particularly ceiling fans and lighting kits, have been somewhat seasonal with sales in the warmer first and fourth quarters being higher than in the two other fiscal quarters. The acquisition of certain assets of Woodard, LLC will serve to shift the overall seasonality of the business, as the majority of outdoor furniture sales occur between January and April. Woodard customers are also allowed to participate in an early buy program, which allows them to purchase and take receipt of product in the fall but provides extended payment terms allowing them to pay during the selling season. This program is intended to help offset the Woodard production peak, and take advantage of production capacity during the off-season.
Backlog
Backlog is not material to the Company’s operations as substantially all of the Company’s products are shipped to customers within 48 hours following receipt of orders.
Competition
The markets for ceiling fans, lighting fixtures and outdoor patio furniture are highly competitive at all levels of operation. Some of the major companies in the ceiling fan industry include Casablanca, Hunter, Minka, Generation Brands companies, Quorum, Litex Industries, Emerson Electric and Taconi. Some of the many patio furniture competitors include Agio, Brown Jordan and Tropitone. A number of other well-established companies are also currently engaged in activities that compete directly with Craftmade. Some of Craftmade’s competitors are better established and have longer operating histories, substantially greater financial resources or greater name recognition than Craftmade. However, the Company’s management believes that the quality of Craftmade’s products, the strength of its marketing organization and the growing recognition of the Craftmade name will enable Craftmade to compete successfully in these highly competitive markets.
The mass merchandiser market is also highly competitive. Woodard, TSI, PHI, and Design Trends have numerous competitors, which are located both within the United States and outside of the country, particularly in Asia. Some of the major companies in the lighting fixture industry include Designer’s Fountain, Generation Brands, Catalina, Jimco Lamps, J. Hunt, Westinghouse, Kichler and Minka. In addition, mass merchandisers themselves will, at times, compete directly against the Company by purchasing private label products directly from Asian factories. More detail on the impact of competition on the Company’s business is set forth in “Item 1A. Risk Factors.”`
Product Warranties
Craftmade’s products are warranted against defects in workmanship and materials depending on standard offerings of various lengths and terms. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.
Product Warranty Costs
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Ceiling Fans & Lighting	$1,179	$1,147	$1,037
Outdoor Patio Furniture	541	—	—

	$1,720	$1,147	$1,037

Research and Development
Research, development and engineering expenditures for the creation and application of new products and processes, are summarized in the following table (excluding related salaries and legal expenses):
Research and Development
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Research and development	$184	$265	$217
Independent Safety Testing
All of the ceiling fans, outdoor lighting, light kits and lamps sold by the Company in the United States are tested by Underwriter’s Laboratories (“UL”), which is an independent non-profit corporation that tests certain products, including ceiling fans and lighting fixtures, for public safety. Under its agreement with UL, the Company voluntarily submits its products to UL, and UL tests the products for safety. If the product is acceptable, UL issues a listing report that provides a technical description of the product. UL provides the manufacturers with procedures to follow in manufacturing the products. Electrical products that are manufactured in accordance with the designated procedures display the UL listing mark, which is generally recognized by consumers as an indication of a safe product and which is often required by various governmental authorities to comply with local codes and ordinances. The contract between the Company and UL provides for automatic renewal unless either party cancels as a result of default or gives applicable prior notice.
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
Patents and Trademarks
The Company has patented certain of its product designs and the functional features of some of its products. The expiration dates of Craftmade’s patents (excluding pending applications) currently range from 2008 to 2024. From time to time, the Company also enters into license agreements with various designers of the Company’s products, including license agreements concerning licenses on patents for eight series of fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade ®, Woodard ®, Accolade ® and Durocraft ®, along with the product names of certain of its designs, with the United States Patent and Trademark Office.

Employees

As of June 30, 2008, the Company employed a total of 320 full-time employees, compared to 141 employees as of June 30, 2007. This increase is primarily due to the acquisition of certain assets of Woodard, LLC. Substantially all employees are based in the United States and are located at the Company’s headquarters and distribution center in Coppell, Texas, office space in Chicago, Illinois, that was formerly the headquarters of Woodard, LLC, and at the Woodard factory in Owosso, Michigan. The Company is currently undergoing a phased transition of many Woodard functions currently performed in Chicago to other Company locations, primarily Coppell, Texas. This transition will ultimately result in a net reduction of employees, and a reduction or elimination of the office space in Chicago, Illinois. As of June 30, 2008, there were six employees based in Hong Kong. The Company believes that its relationship with its employees is excellent. None of the Company’s employees is represented by a labor union or is a member of a collective bargaining unit.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on the investor relations section of our website at www.craftmade.com under the caption “SEC” promptly after we electronically file such materials with, or furnish such materials to, the SEC. The Investor Relations section of our website also contains corporate governance documentation, including the Audit Committee Charter, Compensation Committee Charter, Disclosure Review Committee Charter, Nominating and Corporate Governance Committee Charter, and our Business Ethics Policy.

We will provide a copy of our Form 10-K annual report upon written request of any stockholder. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
     If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us related to conditions or events that we anticipate may occur in the future. All of the forward-looking statements made by us are qualified by the risks described below. The following should not be construed as an exhaustive list of all factors that could cause our actual results to differ materially from those expressed in our forward-looking statements.

Strategic Risks and Strategy Execution Risks
The industries we operate in are highly competitive, and we may not be able to compete successfully.
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
     Our growth strategy includes expansion through new business ventures, strategic alliances and acquisitions. While we employ several different valuation methodologies to assess a potential growth opportunity, and structure favorable payout strategies to lower risk, we can give no assurance that any of our new business ventures and strategic alliances will positively affect our financial performance. Any acquisitions that we make may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and management’s attention from our other business issues and opportunities. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate companies that we acquire, our business could suffer materially. We may also encounter challenges in achieving appropriate internal control over our financial reporting in connection with our integration of an acquired company. In addition, our efforts to integrate any acquired company, and its financial results, into our company may have a material adverse effect on our operating results.
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
     Our success depends upon our ability to attract, motivate, and retain key management and personnel. We depend upon the continued services of our key executive officers, including our chief executive officer. The loss of services of any of our key personnel could have a negative impact on our business.

Risks Associated with International Trade
As we do not manufacture most of the products that we distribute, we are dependent upon third parties for the manufacture and supply of high quality competitive products on a timely basis.
     We obtain over 80% of our products from third-party suppliers in China and Mexico with the remainder supplied from vendors, or self-manufactured, in the United States. We do not have long-term contracts with the vast majority of our suppliers committing them to supply products to us. Most of our products are imported from suppliers under short-term purchase orders that we place with them. Therefore, our suppliers may not provide us with the products we need in the quantities that we request. Because we do not control the actual production of the products that we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. Political or financial instability, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transportation capacity and costs, inflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. In the event that any of our third-party suppliers become unable or unwilling to continue to provide us with products in the volumes that we require, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all, or at costs acceptable to us. An extended interruption in the supply of our products would have a materially adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.
Risks Related to Profitable Growth
A decline in general economic condition, particularly the housing, home construction, and remodel sectors, could lead to reduced demand for our products.
     General economic conditions in the United States, including the housing and home construction sectors, are affected by, among other things, consumer spending habits, levels of employment, salary and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. A decline in general economic conditions in the United States could lead to a reduced demand for our products. The United States has experienced a significant downturn in both new home construction and existing home sales in the past 18 months and this downturn has negatively affected the Company’s business.
The loss of certain of our customers that represent a significant percentage of our net sales could adversely affect our results of operations.
     All of the Mass segment’s net sales, including the net sales of Woodard, TSI, PHI and Design Trends, are made to mass merchandisers, with Lowe’s comprising the most significant portion of Mass net sales. The loss of or reduction in our orders with this customer, or any other significant customer, could have a material adverse effect on our business and financial results, as could disputes with our customers regarding shipments, fees, product condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse affect on our financial condition and results of operations.
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
     Mass merchandisers may pressure us to lower our prices in addition to requiring various stipulations from us related to inventory practices, product reset costs, logistics or other aspects of the customer-supplier relationship. For example, Wal-Mart and other customers have indicated a desire to utilize Radio Frequency Identification (“RFID”) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology would significantly increase our product manufacturing and distribution costs. Meeting these types of demands of customers may adversely affect our margins and results of operations. If we fail to effectively respond to these types of demands of our customers, our sales and profitability could be materially adversely affected. In addition, our mass merchandise customers hold line reviews throughout the year for each product category. Line reviews give us the potential to add new SKUs; however, participation in line reviews could also result in a partial or complete reduction of our existing SKUs in the product lines currently offered.
Our mass merchandise customers may choose to directly source many of the products we currently provide.
     We compete against a wide variety of global and local competitors. As a result, there are ongoing competitive product and pricing pressures in the environments in which we operate, as well as challenges in maintaining profit margins. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. In particular, our mass merchandise customers may choose to source directly from manufacturers in Asia many of the products we currently provide.
To the extent our mass merchandiser customers purchase products in excess of consumer consumption in any period, our net sales in a subsequent period may be adversely affected as mass merchandisers seek to reduce their inventory levels.
     From time to time, mass merchandisers may purchase more products from us than they expect to sell to consumers during a particular time period. If mass merchandisers increase their inventory during a particular reporting period, then our sales during the subsequent reporting period may be adversely impacted as these mass merchandisers seek to reduce their inventory to usual levels. To the extent our customers seek to reduce their usual or customary inventory levels, the adverse impact of such “de-inventorying” on our sales and profitability would be even greater.
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
     Our product sales, particularly ceiling fans and patio furniture, are subject to seasonal and other quarterly fluctuations. Our net sales and operating profits historically have been higher in the first and fourth quarters from the warmer weather during these months. We expect that our newly acquired patio furniture lines will experience increased sales during the third quarter. Our quarterly results may also be adversely affected by a variety of other factors, including:
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
     These and other factors could affect our business, financial condition, and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. In addition, the NASDAQ Global Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, periods of volatility in the market price of a company’s securities have often been followed by securities class action litigation instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of our management’s attention and resources, which would harm us.
Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.
     There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.
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
     Our credit facility contains restrictive covenants that require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot provide assurance that we will satisfy those ratios. A breach by us of any of these financial ratio covenants or other covenants could result in our being in default under our credit facility. Upon the occurrence of an event of default by us, our lenders could elect to declare the applicable outstanding indebtedness immediately due and payable and terminate all commitments to us to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the outstanding indebtedness in full under our credit facility if it were accelerated by our lenders.

We are exposed to the risk of an increase in interest rates.
     We do not have any agreements with third parties to hedge against the potential rising of interest rates. The variable rates of interest on our credit facility are composed of LIBOR plus the spread as defined by the loan agreements. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from fluctuations in interest rates.
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
Risks Associated with Dependence on Technology
We rely heavily on our management information systems for manufacturing, inventory management, distribution and other functions. If our systems fail to perform these functions adequately or if we experience an interruption in our operations, we could be materially adversely affected.
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
Risks Associated with Labor
Employees could seek coverage under collective bargaining agreements, and drive significant increases in salaries and benefits.
     Currently none of the employees of Craftmade or any of its subsidiaries is represented by a trade union or covered by a collective bargaining agreement. The Company believes that it maintains an excellent relationship with its employees and is highly competitive in terms of the compensation and benefits it offers, and has never suffered from any type of work stoppage or strike. However, if any group of our employees was to seek representation by a union or coverage under a collective bargaining agreement, subsequent negotiations could lead to either increased salary and benefits costs, work stoppage, slow-down or general strike which could disrupt the Company’s business and make it difficult to sell products and support our customers. Such changes in labor relations and associated costs could also lead to changes in the size or location of our facilities, and potential loss of experienced personnel.
We are subject to inflation in labor costs if economic conditions impact prevailing wages in the geographic regions in which we operate.
     The Company directly employs workers in its Coppell, Texas facility as well as the Woodard office in Chicago, Illinois, and manufacturing facility in Owosso, Michigan. Labor costs in each of these areas are affected by multiple local and national factors such as inflation, unemployment rates, cost of living and interest rates. While the Company believes it is highly competitive in terms of the compensation and benefits it offers in each of these areas, changes in these economic factors, and the need to remain competitive and attract a strong work force, could drive increases in the cost of salary and benefits over time.
Risks Associated with Insurance / Product Liability
Failure or flaws in our products could lead to product liability claims and payment of associated financial damages or penalties.
     The Company goes to great length to ensure that its products meet the highest standard for reliability and consumer safety. We work closely with our both our company-owned and contract manufacturers to design, develop and produce products that are both attractive and highly functional, and that pose no threat to our customers when used in an appropriate manner. In the current highly litigious environment any flaw or failure in our products that causes harm to an individual, property damage or simply consumer dissatisfaction could become the source of legal action, either on an individual or class action basis. Such legal actions could have wide ranging impact including distraction of senior management, adverse publicity, legal fees and financial damages or penalties. While no material claims have been made against the Company since its inception and the Company maintains product liability insurance, there can be no assurance that claims will not arise in the future or that the coverage of the policy will be sufficient to pay any claims.
Risks Associated with Balancing Inventory
The Company could suffer financial losses due to carrying excessive inventory, or conversely due to having insufficient inventory on hand to meet the needs of our customers.
     Since over 80% of our sales are sourced from China, the Company has to maintain high levels of inventory in order to meet customer needs and our own delivery policies. The purchase, shipping and warehousing of our products carries significant cost and therefore the Company also seeks to minimize inventory levels wherever possible.
     In order to gain and retain distribution of our products we often need to produce specific product lines under customer-owned (“Private Label”) brands, which legally cannot be sold in any outlets other than that customer’s. Discontinued or overstocked product from the Private Label segment generally has to be destroyed or liquidated at highly discounted and unprofitable prices. Management believes that competing in the Private Label segment is essential to gaining market share and sales in the Mass segment, and therefore is willing to increase its inventory risk by producing and selling Private Label products.
     Our Design, Sales, Marketing and Manufacturing teams have years of experience in each of the segments we operate in and work to maintain a strong knowledge of current consumer and retail trends, customer buying habits, and the general economic environment to ensure that we are ordering and stocking products that will sell through at a reliable and consistent rate. We also leverage our internal systems, policies and controls to maintain the proper level of inventory, balancing economic cost with customer needs. We cannot ensure that this balance is always maintained, and any misjudgment in inventory management can have an adverse impact on the Company’s financial statements and results of operations.

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The following table sets forth information with respect to the Company’s key properties:
Summary of Properties

			Current
		Approximate	Lease
		Square	Term
Location	Use	Feet	Expiration
Coppell, Texas	Headquarters, warehouse and distribution facility	378,000	Owned
Chicago, Illinois	Office space, former Woodard headquarters	20,000	February 28, 2009
Owosso, Michigan	Manufacturing and warehouse facility for Woodard	306,000	Owned
Owosso, Michigan	Warehouse storage for manufacturing facility	75,000	Month to month
Dallas, Texas	Dallas Trade Mart Showroom — Craftmade and TSI	5,656	April 30, 2012
Kowloon, Hong Kong	Product sourcing and international sales office	2,534	February 11, 2009
Chicago, Illinois	Chicago Merchandise Mart — Woodard	11,000	August 31, 2013
     The Company’s headquarters facility is located in Coppell, Texas. The facility consists of approximately 378,000 square feet of general office and warehouse space, is owned by the Company and is used by both Specialty and Mass segments. The Company’s management believes that this Company-owned facility is well maintained, in good operating condition and will be sufficient to support operations for the near term. The Company did not renew its warehouse lease in Carrollton, Texas that expired according to its terms on July 31, 2007.
     See “Note 4 – Long-Term Obligations” in the notes to the consolidated financial statements for a discussion of the Company’s term loan used to refinance the Coppell, Texas facility.
     As part of the acquisition of certain assets of Woodard LLC, the Company gained 20,000 square feet of office space in Chicago, Illinois, which had been the headquarters of Woodard, LLC, and that is leased under terms extending until February 2009. The Company also acquired a 306,000 square-foot manufacturing and warehouse facility in Owosso, Michigan as part of the Woodard transaction.
     The Company also has sales offices in Bentonville, Arkansas and Dedham, Massachusetts. The terms to these leases are not significant to the Company’s operations.
Item 3. Legal Proceedings.
The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur. We believe the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s common stock, $0.01 par value per share (“Common Stock”), trades on the NASDAQ Global Market under the symbol “CRFT.”
     The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock on the NASDAQ Global Market, and dividends paid per share of Common Stock:

			Dividends
	Sales Price		Per
	High	Low	Share
Fiscal Year Ended June 30, 2008
Fourth Quarter	$8.34	$6.24	$—
Third Quarter	9.99	7.33	0.12
Second Quarter	12.18	7.11	0.12
First Quarter	17.63	11.52	0.12

Fiscal Year Ended June 30, 2007
Fourth Quarter	$18.18	$14.63	$0.12
Third Quarter	18.48	14.86	0.12
Second Quarter	19.95	17.00	0.12
First Quarter	18.29	14.51	0.12
     The Company announced on May 8, 2008, that it had suspended its quarterly dividend. Any decision to declare and pay dividends in the future will be made at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, availability of funds under its line of credit and other factors that the Board of Directors may deem relevant.
     Computershare Investor Services, 2 North LaSalle Street, Chicago, Illinois 60602, is the transfer agent and registrar for the Common Stock.
Holders
          There were 91 holders of record of the Common Stock on August 31, 2008. A number of the Company’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Common Stock.
Issuer Purchases of Equity Securities
     There were no purchases of equity securities during the fiscal year ended June 30, 2008.
Equity Compensation Plans
     See Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.
     The selected financial data in the tables below are for the five fiscal years ended June 30, 2008. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements included herein.
Summary of Selected Financial Data
(In thousands, except percentage and per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2006	2005	2004
	(1)	(2)		(3)
Selected Operating Results
Net sales	$137,590	$103,350	$118,054	$118,806	$121,238
Gross profit	34,913	32,291	35,469	35,446	35,910
Gross profit as a percentage of net sales	25.4%	31.2%	30.0%	29.8%	29.6%
Selling, general and administrative	28,117	21,151	19,895	20,503	18,580
Income from operations	5,927	10,341	14,980	14,362	16,682
Income before minority interest	3,404	7,418	10,530	10,202	11,365
Minority interest	1,292	1,507	3,430	3,775	3,719
Net income	2,112	5,911	7,100	6,427	7,646

Income from operations per share	1.09	1.99	2.88	2.82	3.13
Income before minority interest	0.62	1.43	2.02	2.00	2.13
Basic earnings per common share	0.39	1.14	1.37	1.26	1.43
Diluted earnings per common share	0.39	1.14	1.36	1.26	1.42

Cash dividends declared per common share	0.36	0.48	0.48	0.40	0.40

Basic common shares outstanding	5,450	5,204	5,201	5,095	5,336
Diluted common shares outstanding	5,451	5,206	5,211	5,115	5,383

Summary Balance Sheet
Current assets	$52,724	$41,216	$45,291	$50,595	$41,454
Total assets	81,960	64,751	65,061	70,815	55,254
Current liabilities	12,429	8,687	15,020	39,714	31,768
Long-term debt	27,759	18,938	16,204	1,551	2,949
Total liabilities	41,305	28,732	32,362	42,351	34,931
Stockholders’ equity	37,093	32,524	29,037	24,373	18,339
Book value per common share	6.81	6.25	5.58	4.78	3.44

(1)	Effective January 2, 2008, Woodard-CM, LLC, a wholly owned subsidiary of Craftmade (“Woodard”), completed the purchase of substantially all of the net assets of Woodard, LLC. Fiscal year 2008 financial data includes results of operations of Woodard for the period subsequent to the acquisition date.

(2)	Effective July 1, 2006, the Company acquired Marketing Impressions, Inc., a Georgia corporation (“Marketing Impressions”). This acquisition increased the Company’s effective ownership of PHI to 100%. The results of operations of PHI have always been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income will include the full amount of PHI results from this date.

(3)	Fiscal year 2005 results include net assets acquired and four months of the results of operations of Bill Teiber Co., Inc. (“Teiber”) effective March 1, 2005.

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
Revenue Recognition
     Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from the Company’s warehouse. The Company does not have an obligation or policy of replacing customer products damaged or lost in transit. In some instances, the Company ships product directly from its suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative. For certain products, the Company offers preseason early-order programs that carry extended terms whereby customers may order and take delivery of products prior to the selling season. Products sold under preseason programs have no right of return.
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

     The Company is also required to provide for the cost of labor associated with resetting store displays. Resets involve removing slow-moving inventory and replacing it with new products. Although reset costs are paid to third parties who perform the services, they are considered an incentive to our mass merchandise customers. For existing products that are replaced, the Company accrues an estimate for the cost as in increase to cost of goods sold in advance of the reset at the time that the related revenues are recorded. The Company bases its estimates on a number of factors, including information obtained from our customers about their future plans. The cost for any new products or space that is gained is expensed as incurred as an increase to cost of goods sold.
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
Inventories
     The Company’s inventories are primarily composed of finished goods and are recorded at the lower of cost or market using the average cost method. For inventory shipped out of the Woodard facility in Owosso, Michigan, inventories are stated at the lower of cost, determined principally by the use of the standard cost method which approximates first-in, first-out (“FIFO”), or market. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.
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
Overview
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the fiscal year ended June 30, 2008, and the corresponding prior year period is summarized in the table that follows (in thousands, except percentage data).
Fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007

	Income Statement by Segment
	(Dollars in thousands)
	Fiscal Year Ended			Fiscal Year Ended
	June 30, 2008			June 30, 2007
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$74,878	$62,712	$137,590	$59,925	$43,425	$103,350
Cost of goods sold	(51,203)	(51,474)	(102,677)	(38,745)	(32,314)	(71,059)

Gross profit	23,675	11,238	34,913	21,180	11,111	32,291
Gross profit as a % of net sales	31.6%	17.9%	25.4%	35.3%	25.6%	31.2%

Selling, general and administrative expenses	(19,539)	(8,578)	(28,117)	(14,900)	(6,251)	(21,151)
As a % of net sales	26.1%	13.7%	20.4%	24.9%	14.4%	20.5%

Depreciation and amortization	(600)	(269)	(869)	(548)	(251)	(799)

Total operating expenses	(20,139)	(8,847)	(28,986)	(15,448)	(6,502)	(21,950)

Income from operations	3,536	2,391	5,927	5,732	4,609	10,341
Interest expense, net	(1,495)	6	(1,489)	(1,416)	(25)	(1,441)
Other income (expenses)	140	—	140	—	—	—

Income before income taxes and minority interests	2,181	2,397	4,578	4,316	4,584	8,900
Provision for income taxes	(797)	(377)	(1,174)	(1,469)	(13)	(1,482)

Income before minority interests	1,384	2,020	3,404	2,847	4,571	7,418
Minority interests	—	(1,292)	(1,292)	—	(1,507)	(1,507)

Net income	$1,384	$728	$2,112	$2,847	$3,064	$5,911

Net Sales. Net sales for the Company increased $34,240,000 or 33.1% to $137,590,000 for the fiscal year ended June 30, 2008, compared to $103,350,000 for the fiscal year ended June 30, 2007, primarily from the acquisition of the assets of Woodard, LLC, partially offset by declines in sales of ceiling fans, lighting and accessories sales.
Net sales from the Specialty segment increased $14,953,000 or 25.0% to $74,878,000 for the fiscal year ended June 30, 2008, compared to $59,925,000 for the fiscal year ended June 30, 2007, primarily from the acquisition of the assets of Woodard, LLC, as summarized in the following table.

Net Sales of Specialty Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Fiscal Year Ended	Accessories	Furniture	Total
June 30, 2008	$50,768	$24,110	$74,878
June 30, 2007	59,925	—	59,925

Dollar increase (decrease)	$(9,157)	$24,110	$14,953

Percent increase (decrease)	(15.3%)	100.0%	25.0%
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
Net sales of the Mass segment increased $19,287,000 or 44.4% to $62,712,000 for the fiscal year ended June 30, 2008, compared to $43,425,000 for the fiscal year ended June 30, 2007, primarily from the acquisition of the net assets of Woodard, LLC, as summarized in the following table:
Net Sales of Mass Segment
(Dollars in thousands)

		Woodard
	Lighting &	Outdoor	Segment
Fiscal Year Ended	Accessories	Furniture	Total
June 30, 2008	$31,461	$31,251	$62,712
June 30, 2007	43,425	—	43,425

Dollar increase (decrease)	$(11,964)	$31,251	$19,287

Percent increase (decrease)	(27.6%)	100.0%	44.4%
Sales of lighting products and ceiling fan accessories to the Mass segment are primarily from Craftmade’s Trade Source and Design Trends subsidiaries, both of which experienced declines in the fiscal year ended June 30, 2008. The decrease in net sales of Trade Source was primarily the result of: (i) a decline in orders from Lowe’s related to indoor lighting and outdoor lighting; (ii) lower sales of non-core drop shipped products; and (iii) lower sales of fan accessories. In November 2006, Lowe’s notified Trade Source that it will no longer source the 14 indoor and outdoor lighting SKUs previously sold by Trade Source to Lowe’s via direct import. The final shipments were shipped in during the third quarter of fiscal year 2007. Additional information is detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The decline in Design Trends’ net sales was primarily due to reduced retail sales of the mix and match portable lamp program through Lowe’s. Currently, Design Trends supplies mix and match portable lamps to all 13 Lowe’s regional distribution centers.
Woodard sales were primarily composed of direct import sales to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture sales; most sales to mass merchants occur from January to April each year.

Based on the most recent annual line review, management believes that Lowe’s remains committed to the respective programs it currently has with the Company. Management believes that, based on the amount of product currently shipped to Lowe’s, Design Trends and PHI continue to be primary vendors for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs, respectively. Management believes that the Company will continue to be invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year and give us the potential to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKUs in the product lines currently offered to Lowe’s.
Management believes that the future growth of the Mass segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, styles and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 5.8% to 25.4% for the fiscal year ended June 30, 2008, compared to 31.2% for the fiscal year ended June 30, 2007, primarily due to increased sales of Woodard products that carry a lower gross profit as compared to net sales.
Gross profit as a percentage of net sales of the Specialty segment decreased 3.7% to 31.6% for the fiscal year ended June 30, 2008, compared to 35.3% for the fiscal year ended June 30, 2007. The decrease is summarized in the following table:
Gross Profit as a Percentage of Net Sales of Specialty Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Fiscal Year Ended	Accessories	Furniture	Total
June 30, 2008	35.2%	24.2%	31.6%
June 30, 2007	35.3%	—	35.3%

Percent decrease	(0.1%)	na	(3.7%)

For fiscal year 2008, gross profit as a percentage of net sales of the ceiling fan and lighting sales in the Specialty segment was only slightly down from the results generated in the fiscal year ended June 30, 2007, as the Specialty segment was able to offset the increases in cost of goods with a price increase that was effective April 15, 2008.
Gross profit as a percentage of net sales of the Mass segment decreased 7.7% to 17.9% of net sales for the the fiscal year ended June 30, 2008, compared to 25.6% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of Mass Segment

		Woodard
	Lighting &	Outdoor	Segment
Fiscal Year Ended	Accessories	Furniture	Total
June 30, 2008	26.2%	9.6%	17.9%
June 30, 2007	25.6%	—	25.6%

Percent increase/(decrease)	0.6%	na	(7.7%)

Gross profit as a percentage of net sales for lighting products and ceiling fan accessories saw a slight overall increase as a result of changes in vendor programs. Woodard gross profit as a percent of net sales is low as all sales are direct import.
For fiscal year 2009, gross profit as a percentage of net sales of lighting products and ceiling fan accessories is expected to remain consistent with the fiscal year ended June 30, 2008, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to that maintained during fiscal year

2008. Management believes that the gross profit as a percentage of net sales for Woodard will show slight improvements over fiscal year 2008 as a result of selective price increases used to offset material costs.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $6,966,000 to $28,117,000 or 20.4% of net sales for the fiscal year ended June 30, 2008, compared to $21,151,000 or 20.5% of net sales for the same period last year. This increase was primarily due to the acquisition of certain assets of Woodard, LLC.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Fiscal Year Ended		(Decrease)
	June 30,	June 30,	Over Prior
	2008	2007	Year Period
Historical Craftmade	$21,216	$21,151	$65
Woodard Incremental	6,901	—	6,901

	$28,117	$21,151	$6,966

The historical Craftmade expenses were primarily impacted by lower variable costs and reductions in overhead largely offset by increases in group health insurance, consulting and legal fees, as summarized below:
Historical Craftmade
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Fiscal Year Ended		(Decrease)
	June 30,	June 30,	Over Prior
	2008	2007	Year Period
Commissions	$2,754	$3,326	$(572)
Bad Debt Expense	329	33	296
Accounting, legal and consulting	2,468	2,237	231
Health Insurance	1,102	789	313
Rent	246	393	(147)
Other	14,317	14,373	(56)

	$21,216	$21,151	$65

The reduction in commissions expense is a variable cost driven by the decrease in net sales, while the increase in accounting, legal and consulting fees is primarily driven by costs associated with the search for a new chief executive officer. Health insurance expense was higher in the fiscal year ended June 30, 2008, as compared to the prior year due to increased claims.
Management anticipates that based on current market conditions, SG&A expenses as a percentage of net sales for fiscal year 2009 will be relatively consistent with results generated in fiscal year 2008. While management expects to capture some SG&A synergies in relation to the integration of the Woodard, LLC assets, due to continued pressure on sales these savings may not result in lower SG&A as a percentage of net sales.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $70,000 to $869,000 for the fiscal year ended June 30, 2007, compared to $799,000 for the same period last year. The increase resulted primarily from increased depreciation related to computer system upgrades.

Interest Expense. Net interest expense of the Company increased $48,000 to $1,489,000 for the fiscal year ended June 30, 2008, compared to $1,441,000 for the fiscal year ended June 30, 2007. Interest expense increased as a result of higher average outstanding debt balances stemming from the acquisition of certain net assets of Woodard, LLC, which was somewhat offset by lower average interest rates in effect as compared to the prior year.
Other income. The Company realized a gain of $140,000 for the fiscal year ended June 30, 2008, for leasing the oil and gas mineral rights at its principal place of business in Coppell, Texas.
Minority interest. Minority interest expense decreased $215,000 to $1,292,000 for the fiscal year ended June 30, 2008, compared to $1,507,000 for the fiscal year ended June 30, 2007. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The provision for income tax was $1,174,000 or 35.7% of net income before income taxes for fiscal year ended June 30, 2008, compared to $1,507,000 or 20.0% of income before income taxes for the fiscal year ended June 30, 2007. See ”Note 5 – Income Taxes” in the notes to the consolidated financial statements for additional detail regarding the Company’s policy for determining the provision for income taxes.

Fiscal year ended June 30, 2007 compared to fiscal year ended June 30, 2006
Income Statement by Segment
(Dollars in thousands)

	Fiscal Year Ended			Fiscal Year Ended
	June 30, 2007			June 30, 2006
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$59,925	$43,425	$103,350	$62,902	$55,152	$118,054
Cost of goods sold	(38,745)	(32,314)	(71,059)	(40,361)	(42,224)	(82,585)

Gross profit	21,180	11,111	32,291	22,541	12,928	35,469
Gross profit as a % of net sales	35.3%	25.6%	31.2%	35.8%	23.4%	30.0%

Selling, general and administrative expenses	(14,900)	(6,251)	(21,151)	(13,449)	(6,446)	(19,895)
As a % of net sales	24.9%	14.4%	20.5%	21.4%	11.7%	16.9%

Depreciation and amortization	(548)	(251)	(799)	(575)	(19)	(594)

Total operating expenses	(15,448)	(6,502)	(21,950)	(14,024)	(6,465)	(20,489)

Income from operations	5,732	4,609	10,341	8,517	6,463	14,980

Interest expense, net	(1,416)	(25)	(1,441)	(1,104)	(80)	(1,184)
Other expenses	—	—	—	(35)	35	—

Income before income taxes and minority interests	4,316	4,584	8,900	7,378	6,418	13,796
Provision for income taxes	(1,469)	(13)	(1,482)	(2,501)	(765)	(3,266)

Income before minority interests	2,847	4,571	7,418	4,877	5,653	10,530
Minority interests	—	(1,507)	(1,507)	—	(3,430)	(3,430)

Net income	$2,847	$3,064	$5,911	$4,877	$2,223	$7,100

Net Sales. Net sales for the Company decreased $14,704,000 or 12.5% to $103,350,000 for the fiscal year ended June 30, 2007, compared to $118,054,000 for the fiscal year ended June 30, 2006, primarily from a decline in net sales of the Mass segment.
Net sales from the Specialty segment decreased $2,977,000 or 4.7% to $59,925,000 for the fiscal year ended June 30, 2007, from $62,902,000 for the fiscal year ended June 30, 2006. The decline was primarily due to a continued decrease in demand for decorative ceiling fans and Accolade lighting products as a result of the weak overall housing market. These decreases were partially offset by a 9.6% increase in net sales of Teiber product lines and an increase in net sales from the Durocraft product line consisting of clocks and weather gauges.
Net sales of the Mass segment declined $11,727,000 or 21.3% to $43,425,000 for the fiscal year ended June 30, 2007 from $55,152,000 for the fiscal year ended June 30, 2006, as summarized in the following table:
Net Sales of Mass Segment
(Dollars in thousands)

	Trade	Design		Segment
Fiscal Year Ended	Source	Trends	Woodard	Total
June 30, 2007	$26,160	$17,265	$—	$43,425
June 30, 2006	33,372	21,780	—	55,152

Dollar decrease	$(7,212)	$(4,515)	$—	$(11,727)

Percent decrease	(21.6%)	(20.7%)	0.0%	(21.3%)

The decrease in net sales of Trade Source was primarily the result of a decline in orders from Lowe’s related to indoor lighting, outdoor lighting and fan accessories. In November of 2006, Lowe’s notified Trade Source that it will no longer source the 14 indoor and outdoor lighting SKUs previously sold to Lowe’s via direct import. Management has been told that Lowe’s will be sourcing these products directly from various overseas manufacturers. Trade Source shipped all outstanding orders of discontinued products as of January 31, 2007.

The decline in Design Trends’ net sales was primarily due to the previously disclosed reduction of SKUs sold to Lowe’s in the seven of 11 regional distribution centers that Design Trends supplied. Beginning in April 2006, Design Trends began providing approximately 60% of the SKUs in the mix and match portable lamp display set marketed under Lowe’s private label as compared to 100% in prior periods. Management also believes that the decrease in net sales of Design Trends resulted from reduced demand due to economic conditions related to the housing industry.
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
Gross profit as a percentage of net sales of the Specialty segment of 35.3% for the fiscal year ended June 30, 2007 was 0.5% lower than gross profit as a percentage of net sales in the fiscal year ended June 30, 2006. An increase in net sales of product lines that carry a slightly lower gross profit as a percentage of net sales were offset by a non-recurring benefit obtained in the quarter ended March 31, 2006 from the recapture of duties related to prior periods as a result of an exemption of duties as prescribed by the American Jobs Creation Act of 2004 (“AJCA”). This non-recurring benefit totaled $255,000. The AJCA contains a provision that allowed ceiling fans for permanent installation to enter the U.S. duty-free between November 6, 2004 and December 31, 2006. The provision was recently extended through December 31, 2009.
Gross profit as a percentage of net sales of the Mass segment increased 2.2% to 25.6% of net sales for the fiscal year ended June 30, 2007, compared to 23.4% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of Mass Segment

	Trade	Design		Segment
Fiscal Year Ended	Source	Trends	Woodard	Total
June 30, 2007	25.6%	25.5%	0.0%	25.6%
June 30, 2006	21.4%	26.6%	0.0%	23.4%

Percent increase/(decrease)	4.2%	(1.1%)	0.0%	2.2%

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
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $1,256,000 to $21,151,000 or 20.5% of net sales for the fiscal year ended June 30, 2007, compared to $19,895,000 or 16.9% of net sales for the prior fiscal year.

Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Fiscal Year		(Decrease)
	June 30,	June 30,	Over Prior
	2007	2006	Year Period
Advertising	$2,161	$1,514	$647
Salaries and wages	7,135	6,821	314
Accounting, legal and consulting	2,237	2,065	172
Other	9,618	9,495	123

	$21,151	$19,895	$1,256

The increase in advertising expenses primarily resulted from (i) an investment in Teiber product displays to support the increase in Teiber net sales, (ii) an increase in direct marketing to support the cornice window treatment program and (iii) an increase in catalog expense as a result of a new product catalog for Craftmade that introduced new ceiling fans and other products.
Increases in salaries and wages primarily resulted from increases in salaries of current employees to remain competitive with market conditions. Accounting, legal and consulting fees increased as a result of (i) consulting expense resulting from the acquisition of Marketing Impressions and (ii) increased legal and consulting fees from the Company’s exploration of strategic alternatives.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $205,000 to $799,000 for the fiscal year ended June 30, 2007, compared to $594,000 for the fiscal year ended June 30, 2006. The increase resulted from depreciation and amortization of the fixed assets, non-compete covenants and intellectual property obtained by the Company as a result of the acquisition of Marketing Impressions. See “Note 3 – Acquisitions” in the Notes to the Consolidated Financial Statements for additional information.
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
Minority Interests. Minority interests decreased $1,923,000 to $1,507,000 for the fiscal year ended June 30, 2007, compared to $3,430,000 for the previous fiscal year. The decrease in minority interests resulted from the acquisition of Marketing Impressions which increased the Company’s effective ownership of PHI to 100% and eliminated minority interest in connection with PHI. The decrease in minority interests was also impacted by decreased profits at Design Trends as a result of the decline in net sales as previously discussed.
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
Liquidity and Capital Resources
Fiscal year ended June 30, 2008
The Company’s cash increased $341,000 from $928,000 at June 30, 2007 to $1,269,000 at June 30, 2008. Net cash provided by the Company’s operating activities increased $4,736,000 to $11,778,000 for the fiscal year ended June 30, 2008, compared to $7,042,000 for the fiscal year ended June 30, 2007. The increase in cash flow from operations resulted primarily from the timing of the Woodard acquisition and subsequent collection of working capital after the acquisition date, and lower inventories and receivables due to lower sales of lighting and accessories, offset by the reduction in cash due to lower income from operations.
The $16,851,000 of cash used in investing activities was primarily related to the acquisition of certain net assets of Woodard, LLC, and contingent payments related to the acquisition of Marketing Impressions.
Cash provided by financing activities primarily resulted from the cash borrowed to purchase certain assets of Woodard, LLC, offset by (i) cash dividends of $2,560,000, (ii) distributions to minority interest members totaling $1,225,000 and (iii) cash flow from operations that sweeps to the line of credit.
The Company’s management believes that its current lines of credit, combined with cash flows from operations will be adequate to fund the Company’s current operating needs and debt service payments over the next 12 months. The Company is also exploring financing options related to the Owosso, Michigan facility, which could provide an additional source of liquidity. Management believes that the fair market value of this facility significantly exceeds its allocated cost.
Management anticipates that future cash flows will be used primarily to retire existing debt, fund potential acquisitions or other investments that will enhance long-term stockholder value and distribute earnings to its minority interest member. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
Management believes that given the current volatility in the housing and debt markets, it is in the best interest of long-term stockholder value to continue to evaluate selective and opportunistic acquisitions. The strategy for such potential acquisitions would be to enhance the Company’s product offerings and potentially expanding into adjacent product categories and sales channels that are less reliant on the overall housing environment. There can be no assurances, however, that any agreement will be reached or that any transaction will be consummated.
Fiscal year ended June 30, 2007
The Company’s cash decreased $1,236,000 from $2,164,000 at June 30, 2006 to $928,000 at June 30, 2007. Cash decreased as a result of the Company sweeping excess cash balances against its line of credit on a daily basis at PHI beginning in the quarter ended December 31, 2006, funds used to acquire Marketing Impressions and lower net income in fiscal 2007 as compared to prior fiscal years. Net cash provided by the Company’s operating activities decreased $792,000 to $7,042,000 for the fiscal year ended June 30, 2007, compared to $7,834,000 for the fiscal year ended June 30, 2006. The decrease in cash flow from operations resulted primarily from (a) lower net income, (b) lower accounts payable from the settlement of balances arising from the acquisition of Marketing Impressions and (c) a reduction in accrued customer allowances primarily from the loss of the indoor and outdoor lighting business with Lowe’s. These amounts were offset by lower accounts receivable and inventory balances driven in part by lower net sales in fiscal 2007.
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
     Cash used in financing activities of $14,582,000 was primarily the result (i) net payments on the Company’s revolving lines of credit of $6,393,000, (ii) principal payments on the Company’s notes payable of $1,513,000, (iii) distributions to minority interest members totaling $3,859,000, (iv) cash dividends of $2,404,000, and (v) a decrease in book overdrafts of $450,000. Net payments on the Company’s primary revolving line of credit during fiscal year 2006 were higher than during fiscal year 2005 as a result of the Company sweeping excess cash balances against its line of credit on a daily basis and the use of cash during fiscal year 2005 in part to fund the acquisition of Teiber.
Contractual Obligations
     The table below, as well as the information contained in “Note 4 – Long-Term Obligations” and “Note 9 – Commitments and Contingencies” in the notes to the Company’s consolidated financial statements, summarizes the Company’s various repayment requirements at June 30, 2008. The Company expects to meet these obligations with cash flows from existing operations or by renewing and extending its line of credit, although there can be no guarantee of such results.
Summary of Contractual Obligations
At June 30, 2008
(Dollars in thousands)

		Payments Due By Period
Contractual		Less than	1 to 3	3 to 5	More than
Obligations	Total	1 year	Years	Years	5 years
Lines of credit	$17,374	$—	$17,374	$—	$—
Note payable	10,779	463	1,021	1,162	8,133
Operating lease obligations	2,960	924	1,580	456	—
Capital lease obligations	113	44	69	—	—
Guaranteed royalties	199	109	90	—	—
Assumed interest(1)	6,578	1,396	2,036	1,208	1,938
Woodard Restructuring	692	425	267	—	—
James Ridings Employment Agreement(2)	240	240	—	—	—
Contingent consideration(3)	—	—	—	—	—

Total	$38,935	$3,601	$22,437	$2,826	$10,071

(1)	Assumed interest calculated at the interest rate in effect at June 30, 2008 for each obligation.

(2)	Effective July 1, 2008 the Company enterered into a one-year employment agreement with James R. Ridings pursuant to which he will serve as Senior Executive Advisor to the Company’s Board of Directors and Chief Executive Officer.

(3)	The Company is contractually obligated to pay contingent consideration based on future levels of adjusted gross profit in connection with its acquisition of Marketing Impressions. We have not estimated the amounts of these payments given their contingent nature.
Lines of Credit and Notes Payable
The Company’s long-term obligations are summarized in the following table:

Summary of Long Term Obligations
(Dollars in thousands)

		Outstanding	Outstanding
		Balance	Balance	Current
	Commitment	June 30, 2008	June 30, 2007	Interest Rate	Maturity
Revolving line of credit	$50,000	$17,374	$18,825	LIBOR plus 1.50%	December 31, 2009
Note payable — facility		10,779	223	6.5%	December 10, 2017
Capital lease obligation		113	154		November 5, 2010

Sub-total		28,266	19,202
Less: current amounts due		(507)	(264)

Long-term obligations		$27,759	$18,938

       On December 31, 2007, Craftmade entered into a Third Amended and Restated Loan Agreement (the “Loan Agreement”) with The Frost National Bank (“Frost”). The Loan Agreement amends the Second Amended and Restated Loan Agreement dated September 18, 2006, between Craftmade and Frost. Also, on December 31, 2007, Craftmade executed (i) a Revolving Promissory Note (the “Frost Note”) payable to the order of Frost, in the principal amount of $20,000,000, (ii) a Revolving Promissory Note (the “Whitney Note”) payable to the order of Whitney National Bank, in the principal amount of $20,000,000 and (iii) a Revolving Promissory Note (the “Commerce Note” and, together with the Frost Note and the Whitney Note, the “Notes”) payable to the order of Commerce Bank, N.A. in the principal amount of $10,000,000. Each Note bears an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5%. All Notes will mature on December 31, 2009. The Notes replace the Promissory Note in the principal amount of $30,000,000, payable to the order of Frost dated September 18, 2006. As a result of this transaction, total credit lines available to Craftmade and its subsidiaries have increased from $30,000,000 to $50,000,000. There was $9,570,000 available to borrow under the Notes at June 30, 2008.
The financial covenants contained in the Loan Agreement require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 2.5 to 1.0 for the quarters ending June, 30, September 30 and December 31 and not greater than 3.25 to 1.0 for the quarter ending March 31. The financial covenants require a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. The Company is in compliance with its covenants at June 30, 2008. Management does not anticipate that the covenants and other restrictions contained in the Loan Agreement will limit the Company’s current operations.
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
Inflation
     The Company believes that inflation has not had a material impact upon the Company’s results of operations for each of the three fiscal years ended June 30, 2008. However, there can be no assurance that future inflation will not have an adverse impact upon the Company’s operating results and financial condition.

Effects of Recent Accounting Pronouncements
     In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on February 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.
     In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.
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
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAF 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.. The Company is currently assessing the impact that the adoption of SFAS 157 and FSP 157-2 will have on its consolidated financial statements.
     In September 2006, the SEC issued SAB No. 108 (“SAB 108”) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in fiscal 2007. It has not had a material impact on our consolidated financial statements.
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized under FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted and applied FIN 48 under the transition provisions to all of our income tax positions at the required effective date of July 1, 2007. See Note 5 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.
Related Party Transactions
     The Company purchases a majority of its outdoor patio furniture for the Mass segment from a Chinese factory that is 50% owned by an affiliate of Henry Crown and Company. Henry Crown and Company owns Woodard,

LLC, from which the Company purchased certain assets in January 2008. As part of the purchase price in that transaction, Henry Crown and Company became the beneficial owner of more than 5% of our Common Stock. For the six months ended June 30, 2008, the Company purchased approximately $19 million in products from the joint venture, which were sold to various customers. The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this factor, the Company’s management has determined that the transactions between the two parties are at arms-length.
On February 5, 2008, the Board of the Company and Mr. William E. Bucek, a director of the Company, entered into a consulting agreement (the “Agreement”) in which Mr. Bucek would (i) work with the Company’s senior management to oversee the successful integration of the recent acquisition of Woodard, LLC, (ii) work with the Company’s senior management to develop a strategic marketing and sales plan, (iii) assist the Board by evaluating the Company’s members of senior management during the search for a Chief Executive Officer and (iv) help facilitate the retirement of James. R. Ridings from the position of Chief Executive Officer of the Company. The original term of the agreement was until June 30, 2008. Effective July 1, 2008, the Company amended the Agreement to extend the term at each successive regular Board meeting at the discretion of the Board. Pursuant to the Agreement Mr. Bucek receives $12,500 per month for his services, which the Board deems to be reasonable and based upon rates that would prevail in an arm’s length transaction. The Board has subsequently elected to end the Agreement as of September 30, 2008.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
     Substantially all of the Company’s inventory and other purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations.
Interest Rate Exposure
          The Company does not use derivative financial instruments to hedge interest rate exposure. The Company sweeps any excess cash balances against its line of credit on a daily basis to minimize balances outstanding and corresponding interest expense. As of June 30, 2008, the Company had $17,374,000 in borrowings outstanding on its line of credit with the Frost National Bank. Our earnings are affected by changes in interest rates due to the fact that interest on our line of credit is calculated based upon LIBOR plus 150 basis points. A 1.0% increase in the effective interest rate on our outstanding borrowings at June 30, 2008, would increase our interest expense by approximately $174,000 on an annualized basis.
Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data are included under Item 15(a)(1) and 15(a)(2) of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A(T). Controls and Procedures.
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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the Company’s evaluation under the framework in “Internal Control — Integrated Framework,” the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2008.

(c)	This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the delaying of current rules of the SEC that permit the Company to provide only management’s report in this annual report.

(d)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item is incorporated herein by reference to the Proxy Statement.
Item 11. Executive Compensation.
     The information required by this Item is incorporated herein by reference to the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth as of June 30, 2008: (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average of exercise price of such outstanding options, and (iii) the number of securities remaining available for future issuance under equity compensation plans that have been approved by security holders of the Company.

Equity Compensation Plan Information

			Number of
			Securities
	Number of		Remaining
	Securities	Weighted-	Available
	to be Issued	Average	for Future
	Upon	Exercise	Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options (#)	Options ($)	Plans (#)
1999 Stock Option Plan	3,500	$6.75	—
2000 Non-Employee Director Plan	15,000	18.48	—
2007 Long-Term Incentive Plan	143,900	13.29	239,500

Total	162,400	$13.63	239,500

     The remaining information required by this Item is incorporated by reference to the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2008.

CRAFTMADE INTERNATIONAL, INC.

By:	/s/ J. Marcus Scrudder J. Marcus Scrudder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ James R. Ridings James R. Ridings	Chairman of the Board	September 25, 2008

/s/ J. Marcus Scrudder J. Marcus Scrudder	Chief Executive Officer (Principal Executive Officer)	September 25, 2008

/s/ C. Brett Burford C. Brett Burford	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2008

/s/ William E. Bucek William E. Bucek	Director	September 25, 2008

/s/ L. Dale Griggs L. Dale Griggs	Director	September 25, 2008

/s/ A. Paul Knuckley A. Paul Knuckley	Director	September 25, 2008

/s/ R. Don Morris R. Don Morris	Director	September 25, 2008

/s/ Lary Snodgrass Lary Snodgrass	Director	September 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Craftmade International, Inc.
Coppell, Texas
     We have audited the accompanying consolidated balance sheets of Craftmade International, Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended June 30, 2008. In connection with our audits of the financial statements we have also audited the financial statement schedules listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2008 and 2007, and the results of its operations and its cash flows for the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
     Also, in our opinion, the financial statement schedules, when considered in relationship to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth herein.
     As discussed in Note 2 to the consolidated financial statements, effective July 1, 2007, the Company changed its method of accounting for income taxes to conform to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
September 22, 2008

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Net sales	$137,590	$103,350	$118,054
Cost of goods sold	(102,677)	(71,059)	(82,585)

Gross profit	34,913	32,291	35,469

Selling, general and administrative expenses	(28,117)	(21,151)	(19,895)
Depreciation and amortization	(869)	(799)	(594)

Total operating expenses	(28,986)	(21,950)	(20,489)

Income from operations	5,927	10,341	14,980

Interest expense, net	(1,489)	(1,441)	(1,184)
Other income	140	—	—

Income before income taxes and minority interest	4,578	8,900	13,796
Provision for income taxes	(1,174)	(1,482)	(3,266)

Income before minority interests	3,404	7,418	10,530
Minority interests	(1,292)	(1,507)	(3,430)

Net income	$2,112	$5,911	$7,100

Earnings per share data:

Basic weighted average common shares outstanding	5,450	5,204	5,201

Diluted weighted average common shares outstanding	5,451	5,206	5,211

Basic Earnings per share	$0.39	$1.14	$1.37

Diluted Earnings per share	$0.39	$1.14	$1.36

Cash dividends declared per common share	$0.36	$0.48	$0.48

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	June 30,
	2008	2007
ASSETS
Current assets
Cash	$1,269	$928
Accounts receivable, net	23,644	18,082
Inventories, net	22,420	18,076
Income taxes receivable	1,485	1,376
Deferred income taxes	1,332	1,251
Prepaid expenses and other current assets	2,574	1,003

Total current assets	52,724	40,716

Property and equipment, net	11,060	8,379
Goodwill	14,419	13,644
Other intangibles, net	1,300	1,502
Other assets	2,457	510

Total non-current assets	29,236	24,035

Total assets	$81,960	$64,751

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdrafts	$182	$48
Accounts payable	8,411	5,903
Other accrued expenses	3,329	2,472
Current portion of long-term obligations	507	264

Total current liabilities	12,429	8,687

Non-current liabilities
Long-term obligations	27,759	18,938
Deferred income taxes	1,117	1,107

Total non-current liabilities	28,876	20,045

Total liabilities	41,305	28,732

Minority interests	3,562	3,495

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 9,704,420 and 9,703,420 shares issued, respectively	102	97
Additional paid-in capital	22,215	17,831
Retained earnings	52,902	52,722
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	37,093	32,524

Total liabilities, minority interests and stockholders’ equity	$81,960	$64,751

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$2,112	$5,911	$7,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in Cost of Sales	953	799	594
Provision for bad debt and inventories	203	136	564
(Gain)/loss on sale of property and equipment	(6)	7	63
Stock compensation expense	110	64	23
Deferred income taxes	(71)	763	91
Minority interest	1,292	1,507	3,430
Change in assets and liabilities, net of a business acquired, providing/(using) cash
Accounts receivable	6,924	1,854	1,809
Inventories	3,888	2,908	(3,527)
Prepaid expenses and other current assets	460	(300)	(469)
Accounts payable	(3,316)	(2,882)	(322)
Other accrued expenses	(771)	(3,725)	(1,522)

Net cash provided by operating activities	11,778	7,042	7,834

Cash flows from investing activities:
Acquisition of assets of Woodard, LLC.	(15,498)	—	—
Acquisition of Marketing Impressions, Inc.
Initial payment and acquisition related costs, net of cash acquired	—	(1,507)	—
Additional contingent consideration	(698)	(1,601)	—
Additions to property, equipment and tooling	(655)	(499)	(233)

Net cash used in investing activities	(16,851)	(3,607)	(233)

Cash flows from financing activities:
Cash dividends	(2,560)	(2,498)	(2,404)
Distributions to minority interest members	(1,225)	(1,674)	(3,859)
Proceeds from note payable — facility	11,000	—	—
Payments on notes	(443)	(1,134)	(1,512)
Increase/(decrease) in book overdrafts	134	(22)	(450)
Proceeds from exercise of employee stock options	—	10	37
Principal payments on capital lease	(41)	(24)	—
Net proceeds from lines of credit	73,355	18,252	8,989
Net payments on lines of credit	(74,806)	(17,581)	(15,383)

Net cash provided by/(used in) financing activities	5,414	(4,671)	(14,582)

Net increase/(decrease) in cash	341	(1,236)	(6,981)
Cash at beginning of year	928	2,164	9,145

Cash at end of year	$1,269	$928	$2,164

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(In thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$1,557	$1,316	$1,202
Income taxes	1,518	2,719	3,033

Supplemental disclosures of non-cash investing and financing activities:
Additional contingent consideration not paid	$77	$—	$—
Dividends declared but not paid	—	625	624
Property and equipment financed under capital lease	—	177	—

Common stock and warrants issued in conjunction with acquisition	$4,279	$—	$—

Retirement of preferred stock
Decrease in Series A Preferred Stock	$—	$—	$(32)
Decrease in additional paid-in capital	—	—	(956)
Charge to retained earnings	—	—	(893)
Decrease in preferred treasury stock	—	—	1,881
See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED JUNE 30, 2008
(In thousands)

			Series A	Additional
	Common Stock		Preferred	Paid-In	Retained	Treasury Stock
	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Total
Balance as of June 30, 2005	9,700	$97	$32	$18,653	$45,598	4,532	$(40,007)	$24,373
Comprehensive income:
Net income for the fiscal year ended June 30, 2006					7,100			7,100

Total comprehensive income					7,100			7,100

Exercise of stock options, net of tax benefit	3	—	—	37	—	—	—	37
Stock-based compensation charge	—	—	—	23	—	—	—	23
Cash dividends declared	—	—	—	—	(2,496)	—	—	(2,496)
Retirement of preferred stock	—	—	(32)	(956)	(893)	(32)	1,881	—

Balance as of June 30, 2006	9,703	$97	$—	$17,757	$49,309	4,500	$(38,126)	$29,037

Comprehensive income:
Net income for the fiscal year ended June 30, 2007					5,911			5,911

Total comprehensive income					5,911			5,911

Exercise of stock options, net of tax benefit	1	—	—	10	—	—	—	10
Stock-based compensation charge	—	—	—	64	—	—	—	64
Cash dividends declared	—	—	—	—	(2,498)	—	—	(2,498)

Balance as of June 30, 2007	9,704	$97	$—	$17,831	$52,722	4,500	$(38,126)	$32,524

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — CONTINUED
FOR THE THREE YEARS ENDED JUNE 30, 2008 — CONTINUED
(In thousands)

			Series A	Additional
	Common Stock		Preferred	Paid-In	Retained	Treasury Stock
	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Total
				(In thousands)
Balance as of June 30, 2007	9,704	$97	$—	$17,831	$52,722	4,500	$(38,126)	$32,524

Comprehensive income:
Net income for the fiscal year ended June 30, 2008					2,112			2,112

Total comprehensive income					2,112			2,112

Stock and warrants issued to Forwoodco, LLC	—	5	—	4,274	—	—	—	4,279
Exercise of stock options, net of tax benefit	—	—	—	—	—	—	—	—
Stock-based compensation charge	—	—	—	110	—	—	—	110
Cash dividends declared	—	—	—	—	(1,932)	—	—	(1,932)

Balance as of June 30, 2008	9,704	$102	$—	$22,215	$52,902	4,500	$(38,126)	$37,093

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Nature of the Company
As of June 30, 2008 Craftmade International, Inc., a Delaware corporation, is organized into two operating segments: Specialty and Mass. The Company continues to be organized by customer base, but these segments have been re-named to more be more descriptive as well as to be inclusive of the product lines added through the acquisition of certain net assets of Woodard LLC. The Specialty segment was formerly identified as Craftmade International, Inc. or “Craftmade,” and the Mass segment was formerly identified as Trade Source International, Inc. or “TSI.” Hereafter “TSI” will refer to products specifically sold by Craftmade’s Trade Source International subsidiary.
The Specialty segment is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, outdoor patio furniture, interior lighting fixtures, bath-strip lighting, light bulbs, door chimes, pushbuttons, ventilation systems and other lighting accessories and related accessories to a nationwide network of electrical wholesalers, patio dealers and lighting showrooms specializing in sales to the remodeling, new home construction and replacement markets.
The Mass segment is principally engaged in the design, distribution and marketing of outdoor patio furniture, outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers.
All prior year disclosures have been re-named to be consistent with the current year disclosure.
Note 2 — Summary of Significant Accounting Policies
Basis of presentation — The Company’s consolidated financial statements include the accounts of all of its wholly-owned subsidiaries and the accounts of its variable interest entity, Design Trends (and Prime/Home Impressions for fiscal years prior to 2007), of which the Company is the primary beneficiary. On January 2, 2008, Woodard-CM, LLC, a wholly owned subsidiary of Craftmade completed the purchase of substantially all of the net assets of Woodard, LLC (“Woodard”). The Company’s financial statements incorporate the results of Woodard, as of the acquisition date. See “Note 3 — Acquisitions” in the notes to the consolidated financial statements for unaudited proforma results for Woodard for the Fiscal Years ended June 30, 2007 and June 30, 2008. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company’s foreign subsidiaries is the United States dollar. Certain prior year balances have been reclassified to conform to current year presentation.
Accounts receivable — Accounts receivable balances represent customer trade receivables generated from the Company’s operations and consist of the following:
Summary of Accounts Receivable
(Dollars in thousands)

	June 30,	June 30,
	2008	2007
Accounts receivable	$21,623	$17,780
Other receivables	2,405	553
Allowance for doubtful accounts	(384)	(251)

Net accounts receivable	$23,644	$18,082

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
Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all Specialty segment customers are lighting showrooms and patio dealers; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2008, the Specialty segment had no significant concentration of credit risk. As part of its ongoing control procedures, the Mass segment monitors the creditworthiness of its customers thereby mitigating the effect of its concentration of credit risk. All of Mass segment sales are to mass merchandisers, with Lowe’s Companies, Inc. (“Lowe’s”) and Costco Wholesale Corporation (“Costco”) comprising the most significant portion as follows:

	Lowe’s		Costco
	Percent of	Percent of	Percent of	Percent of
	Mass	Consolidated	Mass	Consolidated
Fiscal Year Ended	Net Sales	Net Sales	Net Sales	Net Sales
June 30, 2008	41%	19%	14%	6%
June 30, 2007	70%	29%	0%	0%
June 30, 2006	87%	41%	0%	0%
Inventories — The Company’s inventories are primarily composed of finished goods and are recorded at the lower of cost or market using the average cost method. For inventory shipped out of the Woodard facility in Owosso, Michigan, inventories are stated at the lower of cost, determined principally by the use of the standard cost method which approximates first-in, first-out (“FIFO”), or market. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. Inventory reserves were $423,000 and $403,000 at June 30, 2008 and 2007, respectively.
Property and equipment — Property and equipment is recorded at cost and summarized as follows:

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Summary of Property and Equipment
(Dollars in thousands)

	June 30,	June 30,
	2008	2007
Land	$1,761	$1,535
Buildings	10,341	7,796
Office furniture and equipment	4,841	4,203
Leasehold improvements	211	194

Gross property and equipment	17,154	13,728
Accumulated depreciation	(6,094)	(5,349)

Net property and equipment	$11,060	$8,379

Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, as follows:

Buildings	40 years
Office furniture and equipment	2 to 7 years
Office furniture and equipment includes the cost of the Company’s product tooling which is amortized over two years. Leasehold improvements are amortized over the life of the lease or their useful life, whichever is shorter.
Depreciation and amortization expense is summarized in the following table:

	June 30,	June 30,	June 30,
	2008	2007	2006
Depreciation of property and equipment	$751	$601	$564
Amortization of intangibles	202	198	30

	$953	$799	$594

Maintenance and repairs are charged to expense as incurred; renewals and betterments are recorded to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.
Impairment of long-lived assets — The Company reviews potential impairments of long-lived assets and certain identifiable intangibles on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and before interest, from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value. There was no impairment of long-lived assets at June 30, 2008.
Goodwill and other intangible assets — The following table summarizes the Company’s goodwill:

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	Speciality	Mass	Total
June 30, 2007	$6,745	$6,899	$13,644
Acquisition of Marketing Impressions	—	775	775

June 30, 2008	$6,745	$7,674	$14,419

The Company assesses the carrying values of goodwill annually or when circumstances dictate that the carrying value might be impaired. Impairment testing for goodwill is analyzed at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. In the event that impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period. There was no impairment of goodwill at June 30, 2008. The amount of goodwill deductible for tax purposes in the future was $5,953,000 at June 30, 2008.
In connection with its acquisitions, the Company acquired certain identifiable intangible assets, including patents, trademarks and covenants not-to-compete:
Summary of Intangible Assets
(Dollars in thousands)

	June 30,	June 30,	Life
	2008	2007	in Years
Non-compete covenants	$1,020	$1,020	7
Patents and trademarks	720	720	15 to 17

Gross intangible assets	1,740	1,740
Accumulated amortization	(440)	(238)

Net intangible assets	$1,300	$1,502

As of June 30, 2008, estimated future amortization expense related to intangible assets is summarized as follows:
Summary of Future Amortization Expense
(Dollars in Thousands)

Fiscal Year Ending
June 30, 2009	$203
June 30, 2010	187
June 30, 2011	187
June 30, 2012	179
June 30, 2013	164
Thereafter	380

$1,300

Other accrued expenses — Other accrued expenses consist of the following balances:

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Summary of Other Accrued Expenses
(Dollars in Thousands)

	June 30,	June 30,
	2008	2007
Accrued customer allowances	$834	$947
Accrued dividend payable	—	625
Commissions payable	611	287
Accrued payroll	752	217
Restructuring reserve	443	—
Co-op advertising allowance	353	142
Other current liabilities	336	254

Other accrued expenses	$3,329	$2,472

Returns — The Company offers certain customers credits for authorized returned merchandise and estimates an allowance for sales returns at the end of each period:
Sales Returns Allowance
(Dollars in thousands)

	June 30,	June 30,	June 30,
	2008	2007	2006
Beginning of year balance	$91	$87	$85
Provision for estimated returns	909	1,025	939
Return credits issued	(923)	(1,021)	(937)

End of year balance	$77	$91	$87

Product warranties — Craftmade ceiling fans are warranted against defects in workmanship and materials depending on standard offerings of various lengths and terms. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Product warranty reserves are reported as part of accounts payable on the consolidated balance sheet.
Product Warranty Reserves
(Dollars in thousands)

	June 30,	June 30,	June 30,
	2008	2007	2006
Beginning of year balance	$177	$169	$171
Woodard Opening Reserve	584	—	—
Provision for estimated expenses	1,720	1,147	1,037
Warranty claims paid	(1,707)	(1,139)	(1,039)

End of year balance	$774	$177	$169

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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
unfavorable outcomes in tax matters. The Company believes its reserves are adequate in the event the positions are not ultimately upheld.
In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized under FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted and applied FIN 48 under the transition provisions to all of our income tax positions at the required effective date of July 1, 2007. See Note 5 in the Notes to the Consolidated Financial Statements for additional detail.
Revenue recognition — Revenue is recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions the Company applies the provisions of Securities and Exchange Commission (“SEC’) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title generally transfers upon shipment of goods from the Company’s warehouse. The Company does not have an obligation or policy of replacing customer products damaged or lost in transit. In some instances, the Company ships product directly from its suppliers to the customers. In these cases, the Company recognizes revenue when the product is accepted by the customer’s representative. For certain products, the Company offers preseason early-order programs that carry extended terms whereby customers may order and take delivery of products prior to the selling season. Products sold under preseason programs have no right of return.
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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
space that is gained is expensed as incurred as an increase to cost of goods sold.
Variable interest entities — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to the quarter ended June 30, 2004. Variable interest entities (“VIEs”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the consolidating balance sheets of the Company’s VIEs broken out from the remainder of its business which is all wholly owned (“Craftmade Wholly Owned”), of June 30, 2008 and 2007.
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2008
(Dollars in thousands)

	Craftmade	Design
	Wholly Owned	Trends	Consolidated
Total assets	$65,815	$16,145	$81,960

Total liabilities and minority interests	$44,346	$521	$44,867
Total stockholders’ equity	21,469	15,624	37,093

Total liabilities and stockholders’ equity	$65,815	$16,145	$81,960

AS OF JUNE 30, 2007
(Dollars in thousands)

	Craftmade	Design
	Wholly Owned	Trends	Consolidated
Total assets	$48,687	$16,064	$64,751

Total liabilities and minority interests	$30,495	$1,732	$32,227
Total stockholders’ equity	18,192	14,332	32,524

Total liabilities and stockholders’ equity	$48,687	$16,064	$64,751

Advertising costs — The Company’s advertising expenditures consist primarily of print advertising programs, and are expensed as used. Prepaid advertising costs consist of current catalogs on hand and are expensed in relation to use. Advertising expense and prepaid advertising costs increased in the fiscal year ended June 30, 2007 as the result of the rollout of new product catalogs. Advertising expense and prepaid advertising costs increases in the fiscal year ended June 30, 2008 were primarily the result of the Woodard acquisition.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Advertising
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Advertising expense	$3,484	$2,161	$1,514
Prepaid advertising costs	656	407	164
Research and development — Research, development and engineering expenditures for the creation and application of new products and processes are expensed as incurred, as summarized in the following table:
Research and Development
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Research and development	$184	$265	$217
Stock-based compensation — Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. Compensation cost for awards granted prior to, but not vested as of, the date the Company adopted SFAS 123(R) were based on the grant date fair value and attributes originally used to value those awards.
The Company has recognized compensation cost for all stock-based payments granted subsequent to July 1, 2005 in the consolidated financial statements, summarized as follows:
Stock-Based Compensation Expense
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Stock-based compensation expense recognized:
Selling, general & administrative	$110	$64	$23
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2009	$121
June 30, 2010	121
June 30, 2011	69
June 30, 2012	17

$328

Use of estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Effects of recent accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on February 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.
In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.
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
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAF 157 for non-

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact that the adoption of SFAS 157 and FSP 157-2 will have on its consolidated financial statements.
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
Dividend Policy
Company announced on May 8, 2008, that it had suspended its quarterly dividend. However, any decision to declare and pay dividends in the future will be made at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, availability of funds under its line of credit and other factors that the Board of Directors may deem relevant.
Related Party Transactions
The Company purchases a majority of its outdoor patio furniture for the Mass segment from a Chinese factory that is 50% owned by an affiliate of Henry Crown and Company. Henry Crown and Company owns Woodard, LLC, from which the Company purchased certain assets in January 2008. As part of the purchase price in that transaction, Henry Crown and Company became the beneficial owner of more than 5% of our Common Stock.. For the six months ended June 30, 2008, the Company purchased approximately $19 million in products from the joint venture which were sold to various customers. The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this factor, the Company’s management has determined that the transactions between the two parties are at arms-length.
On February 5, 2008, the Board of the Company and Mr. William E. Bucek, a director of the Company, entered into a consulting agreement (the “Agreement”) in which Mr. Bucek would (i) work with the Company’s senior management to oversee the successful integration of the recent acquisition of Woodard, LLC, (ii) work with the Company’s senior management to develop a strategic marketing and sales plan, (iii) assist the Board by evaluating the Company’s members of senior management during the search for a Chief Executive Officer and (iv) help facilitate the retirement of James. R. Ridings from the position of Chief Executive Officer of the Company. The original term of the agreement was until June 30, 2008. Effective July 1, 2008, the Company amended the Agreement to extend the term at each successive regular Board meeting at the discretion of the Board. Pursuant to the Agreement Mr. Bucek receives $12,500 per month for his services, which the Board deems to be reasonable and based upon rates that would prevail in an arm’s length transaction. The Board has subsequently elected to end the Agreement as of September 30, 2008.
Fair Value of Financial Instruments
The Company’s financial instruments include cash, receivables, accounts and commissions payable, accrued expenses and amounts outstanding under various debt agreements. Management believes the fair

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
values of these instruments approximate the related carrying values as of June 30, 2008, because of their short-term nature, recent renegotiations and/or variable interest rates.
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
Reclassifications
Certain information provided for the prior years have been reclassified to conform to the current year presentation.
Note 3 — Acquisitions
Acquisition of Certain Assets of Woodard LLC.
On January 2, 2008, Woodard—CM, LLC, a wholly owned subsidiary of Craftmade completed the purchase of substantially all of the assets of Woodard, LLC (“Woodard”), a leading Chicago-based designer, manufacturer and distributor of a broad line of outdoor furniture products and related accessories pursuant to the Asset Purchase Agreement, dated as of December 18, 2007 (the “Agreement”), by and among Craftmade, Woodard and Henry Crown and Company d/b/a CC Industries, Inc. In the acquisition, the Company initially paid Woodard $19,265,000 plus a working capital adjustment of $954,000 and warrants (the “Warrants”) to purchase up to 200,000 shares of Craftmade common stock (the “Common Stock”) for 10 years from the date of issuance at a purchase price of $8.10 per share, valued at $279,000. The purchase price consideration included 500,000 shares of Common Stock valued at $8.10 per share based on the average closing price of the Common Stock for the three days prior to signing the Agreement for an aggregate price of $4,050,000 (price of Common Stock for financial reporting is $8.00 per share based on the average closing price of the Common Stock on the two days prior, two days after and day of the announcement of the signing of the Agreement, for an aggregate price of $4,000,000), with the remaining purchase price paid in cash at closing. The Agreement allowed the parties to adjust the purchase price to accurately reflect the working capital up to 60 days after the closing of the acquisition, resulting in a working capital adjustment of $1,272,000 due the Company. Including the working capital adjustment, the total adjusted cash consideration for the acquisition is $14,896,000.
In connection with the acquisition, the Company incurred approximately $655,000 in professional fees associated with the transaction. The Company has charged $692,000 for expected restructuring expenses. During the quarter ended June 30, 2008, the Company began relocating certain of the identified positions. The Company is also exploring financing options in relation to the Woodard facility in Owosso, Michigan. Management believes that the fair market value of this facility significantly exceeds its allocated cost.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Criteria have been established in Statement of Financial Accounting Standards No. 141, “Business Combinations” for determining whether intangible assets should be recognized separately from goodwill. The amounts included in the following allocation include $2.5 million that was placed in an escrow account for a period of 18 months from the closing date for indemnifications made by the seller in relation to its representations, warranties or covenants pursuant to the Agreement.
The excess value of certain assets acquired over purchase price has been recorded as a reduction of the fair value of the Owosso, Michigan facility that would otherwise have been recorded. As a result, management believes that the fair market value of this facility significantly exceeds its allocated cost.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preliminary Purchase Price Allocation

Initial estimated purchase price		$20,168
Less: Working capital adjustment		(1,272)
Value of warrants		279

Total Purchase Consideration		19,175

Acquired Assets (Adjusted to estimated fair value)
Accounts receivable, net	$12,708
Inventories, net	8,212
Prepaid expenses and other current assets	2,450
Plant, property and equipment	2,771
Other assets	1,528

Total Assets		27,669

Assumed Liabilities
Accounts payable	$5,694
Other accrued expenses	1,702

Other liabilities incurred during transaction
Professional fees associated with acquisition	655
Restructuring reserve	692
Deferred tax asset for restructuring reserve	(249)

Total Liabilities		8,494

Total Purchase Price		$19,175

The following table sets forth the unaudited pro forma results of operations of the Company as if the Woodard acquisition had occurred at the beginning of each fiscal year. The results for periods prior to the acquisition are comprised of historical information adjusted for certain expenses that were not included in the acquisition.
The pro forma amounts for the fiscal year ended June 30, 2007 and for the fiscal year ended June 30, 2008 do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Pro Forma Results
(In thousands, except per share data)

	Fiscal Year Ended
	June 30,	June 30,
	2008	2007
Net sales
As reported	$137,590	$103,350
Pro forma	164,590	192,060

Net income
As reported	$2,112	$5,911
Pro forma	860	7,230

Basic earnings per share
As reported	$0.39	$1.14
Pro forma	$0.14	$1.27

Diluted earnings per share
As reported	$0.39	$1.14
Pro forma	$0.14	$1.27
In April 2007, Woodard issued a non-interest bearing promissory note to one of its suppliers in exchange for $1,477,000. Upon issuing the non-interest bearing note Woodard imputed interest at 7.5%, Woodard’s borrowing rate at that time, and reduced the value of the note by approximately $400,000 as a charge to Cost of Goods. The promissory note includes a minimum payment schedule of principal payments at 2.5% of weekly inventory purchases from the supplier. The outstanding balance of the note that is not expected to be paid within one year based upon the projected volume of purchases has been classified as long-term in the accompanying balance sheets.
The Company has reserved $692,000 which has been charged to the acquisition related to restructuring costs. As of June 30, 2008 substantially no cash charges or write-offs have been charged to this reserve.
Acquisition of Marketing Impressions, Inc.
Effective July 1, 2006, the Company acquired Marketing Impressions, Inc., a Georgia corporation (“Marketing Impressions”). Marketing Impressions owned the remaining 50% interest in the Company’s limited liability company PHI and also supplied the Company with certain fan accessory products. This acquisition increased the Company’s effective ownership of PHI to 100% and has been accounted for using the purchase method of accounting. The transaction enables the Company to benefit from 100% of PHI’s earnings, gives the Company complete control over the operations of PHI and also allows it to source certain of its fan accessory products directly. The Company believes that operational control, the ability to source certain products directly and the additional earnings obtained from 100% ownership support the goodwill resulting from the transaction.`
In conjunction with the acquisition of Marketing Impressions, the Company also acquired certain patents and trademarks from the sellers and entered into non-compete and consulting agreements.
The results of operations of PHI have historically been included in the consolidated income before minority

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The purchase price, including amounts for patents and trademarks and non-compete agreements, is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of June 30, 2008:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	2,366
Acquisition-related costs	220

Total consideration as of June 30, 2008	$3,873

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additional Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (not to exceed $ 750)	15%
Contingent payments earned include $775,000 accrued during the fiscal year ended June 30, 2008. The Company has estimated that the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011 to be a total of $1,884,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.
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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:
Summary of Long Term Obligations
(Dollars in thousands)

		Outstanding	Outstanding
		Balance	Balance	Current
	Commitment	June 30, 2008	June 30, 2007	Interest Rate	Maturity
Revolving line of credit	$50,000	$17,374	$18,825	LIBOR plus 1.50%	December 31, 2009
Note payable — facility	n/a	10,779	223	6.5%	December 10, 2017
Capital lease obligation	n/a	113	154		November 5, 2010

Sub-total		28,266	19,202
Less: current amounts due		(507)	(264)

Long-term obligations		$27,759	$18,938

     On December 31, 2007, Craftmade entered into a Third Amended and Restated Loan Agreement (the “Loan Agreement”) with The Frost National Bank (“Frost”). The Loan Agreement amends the Second Amended and Restated Loan Agreement dated September 18, 2006, between Craftmade and Frost. Also, on December 31, 2007, Craftmade executed (i) a Revolving Promissory Note (the “Frost Note”) payable to the order of Frost, in the principal amount of $20,000,000, (ii) a Revolving Promissory Note (the “Whitney Note”) payable to the order of Whitney National Bank, in the principal amount of $20,000,000 and (iii) a Revolving Promissory Note (the “Commerce Note” and, together with the Frost Note and the Whitney Note, the “Notes”) payable to the order of Commerce Bank, N.A. in the principal amount of $10,000,000. Each Note bears an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5%. All Notes will mature on December 31, 2009. The Notes replace the Promissory Note in the principal amount of $30,000,000, payable to the order of Frost dated September 18, 2006. As a result of this transaction, total credit lines available to Craftmade and its subsidiaries have increased from $30,000,000 to $50,000,000. There was $9,570,000 available to borrow under the Notes at June 30, 2008.
     The financial covenants contained in the Loan Agreement require Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 2.5 to 1.0 for the quarters ending June, 30, September 30 and December 31 and not greater than 3.25 to 1.0 for the quarter ending March 31. The financial covenants require a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. The Company is in compliance with its covenants at June 30, 2008. Management does not anticipate that the covenants and other restrictions contained in its the Loan Agreement will limit the Company’s current operations.
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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Scheduled maturities of notes payable and lines of credit at June 30, 2008 are detailed as follows:
Schedule of Maturities
(Dollars in thousands)

	Line of	Note	Capital
Fiscal Year Ended	Credit	Payable	Lease	Total
June 30, 2009	—	463	44	507
June 30, 2010	17,374	494	48	17,916
June 30, 2011	—	527	21	548
June 30, 2012	—	562	—	562
June 30, 2013	—	600	—	600
Thereafter	—	8,133	—	8,133

	$17,374	$10,779	$113	$28,266

Note 5 — Income Taxes
Components of the provision for income taxes consist of the following:
Provision for Income Taxes
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Current expense/(benefit):
Federal	$1,246	$1,003	$3,309
State	57	(427)	(243)
Foreign	42	143	109

Total current expense	1,345	719	3,175
Deferred expense/(benefit)	(171)	763	91

Provision for income tax expense	$1,174	$1,482	$3,266

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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows:
Summary of Deferred Taxes
(Dollars in thousands)

	June 30,	June 30,
	2008	2007
Inventories	$403	$346
Investment in 50% owned LLC’s	186	181
Reserves and accruals	216	158
Accounts receivable reserves	131	85
State refund claims, net of federal tax	100	100
Net operating loss carryforwards	24	24
Other	83	88
Valuation allowance	(100)	(100)

Total deferred tax assets	1,043	882

Depreciation and amortization	(671)	(580)
Foreign taxes	(157)	(158)
Other	—	—

Total deferred tax liabilities	(828)	(738)

Net deferred tax asset/(liability)	$215	$144

The valuation allowance represents a portion of the tax benefits of certain state refund claims which may not be fully realized.
The differences between the Company’s effective tax rate and the federal statutory rate of 34% are summarized in the following table:
Reconciliation of Federal Tax Rate to Effective Tax Rate
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Tax at the statutory corporate rate	$1,557	$3,026	$4,691
Less: federal income tax attributable to minority interest	(439)	(459)	(1,158)
Foreign tax rate under federal statutory rate(1)	(40)	(905)	(156)
Federal taxes on anticipated repatriation of foreign earnings	40	147	(157)
State income taxes, net of federal benefit(2)	28	(314)	22
Other	28	(13)	24

Provision for income taxes	$1,174	$1,482	$3,266

(1)	The foreign tax rate under the federal statutory rate for the fiscal year ended June 30, 2007 includes benefits obtained from a reduction in amounts set aside for tax contingencies of $793,000 recorded in the quarter ended June 30, 2007 and a lower foreign tax rate of approximately $112,000.

(2)	State income taxes, net of federal benefit, includes the benefit resulting from lower state apportionment rates applied to prior periods as a result of a change in the state tax law totaling $516,000, offset by increases in amounts set aside for tax contingencies totaling $231,000.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
For the year ended June 30, 2008, there were no changes in our unrecognized income tax benefits:
Reconciliation of Unrecognized Tax Benefits
(Dollars in thousands)

		Increases/(Decreases) in Unrecognized
		Tax Benefits As a Result of
		Tax Positions from			Lapse in
	July 1,	Prior	Current		Statute of	June 30,
	2007	Periods	Period	Settlements	Limitations	2008
Unrecognized tax benefits	$290	—	—	—	—	$290
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing tax matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of FIN 48, the Company will recognize accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of June 30, 2008.
Note 6 — Stockholders’ Equity
Stock Option Plans
On October 27, 2000, the Company’s stockholders approved the 1999 Stock Option Plan (“1999 Plan”) and 2000 Non-Employee Director Plan (“Non-Employee Plan”), previously adopted by the Board of Directors on October 29, 1999 and February 16, 2000, respectively. At June 30, 2008, there were 36,600 fully vested options which were exercisable under these plans. The 1999 Plan and Non-Employee Plan were terminated upon adoption of the 2006 Long-Term Incentive Plan (“2006 Plan”).
On November 28, 2006, the Company’s stockholders approved the 2006 Plan. The 2006 Plan allows a maximum of 400,000 shares of the Company’s common stock to be issued. Options granted will be designated as either Incentive Stock Options or Non-Qualified Stock Options. The options vest at a rate of 25% on the first anniversary of the grant date and 25% on each successive anniversary. Options may be exercised at any time once they become vested, but not more than 10 years from the date of grant. See “Note 2 — Summary of Significant Accounting Policies” for additional information.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A summary of options issued under the above agreements is as follows:
Summary of Stock Options

		Weighted		Weighted
		Average	Exercise	Average
		Exercise	Price	Remaining
	Shares	Price	Range	Life (Years)
Outstanding at June 30, 2005	20,000	$13.94
Granted	3,000	17.48
Exercised	(3,500)	6.75

Outstanding at June 30, 2006	19,500	15.78
Granted	85,000	18.49
Exercised	(1,000)	6.75
Forfeited	(4,400)	18.85

Outstanding at June 30, 2007	99,100	18.06
Granted	75,500	8.01
Exercised	—	0.00
Forfeited	(12,200)	14.79

			$6.75-
Outstanding at June 30, 2008	162,400	$13.63	$25.20	8.6

			$6.75-
Exercisable at June 30, 2008	36,600	$17.37	$25.20	6.6

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:
Weighted-Average Stock Option Assumptions

	Fiscal	Fiscal	Fiscal
	2008	2007	2006
Expected volatility	33%	36%	45%
Risk-free interest rate	3.7%	4.9%	4.5%
Expected lives	4 years	4 years	4 years
Dividend yield	6.0%	2.6%	2.7%
Weighted average fair value of options granted per share	$1.39	$5.31	$5.88

Total fair value of options granted	$485,000	$451,000	$18,000
Total fair value of options vested	$156,000	$105,000	$93,000
Total intrinsic value of stock options exercised(1)	$—	$9,000	$34,000

(1)	Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the strike price times the number of stock options exercised.
The assumptions incorporate historical volatility, a risk-free interest rate which approximates the implied yield currently available on U.S. Treasury zero-coupon issues and a dividend yield based on the amount of dividends historically paid.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the range of exercise prices for stock options outstanding and vested as of June 30, 2008:
Stock Option Exercise Prices

	Number of Shares
	Under Stock Options		Exercise
Expiration Date	Outstanding	Exercisable	Price
10/28/2009	3,500	3,500	$6.75
2/15/2012	3,000	3,000	14.85
2/15/2013	3,000	3,000	14.15
2/15/2014	3,000	3,000	25.20
2/15/2015	3,000	3,000	20.74
2/15/2016	3,000	3,000	17.48
11/27/2016	52,400	13,100	18.85
2/4/2017	20,000	5,000	17.62
2/5/2018	71,500	—	8.01

	162,400	36,600	$13.63

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
Note 7 — Earnings Per Share
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
Earnings Per Common Share
(In thousands, except per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Basic and diluted earnings per share:

Numerator
Net income	$2,112	$5,911	$7,100

Denominator for basic EPS
Weighted average common shares outstanding	5,450	5,204	5,201

Denominator for diluted EPS
Weighted average common shares outstanding	5,450	5,204	5,201
Incremental shares for stock options	1	2	10

Potentially dilutive weighted average common shares	5,451	5,206	5,211

Basic earnings per common share	$0.39	$1.14	$1.37

Diluted earnings per common share	$0.39	$1.14	$1.36

Note 8 — Commitments and Contingencies
The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating leases as summarized in the following table:
Rental Expense Under Operating Leases
(Dollars in thousands)

Fiscal Year Ended	Amount
June 30, 2008	$628
June 30, 2007	393
June 30, 2006	438
In addition, the Company has guaranteed royalty payments under a licensing agreement. There was no royalty expense incurred under this agreement during the three years ended June 30, 2008.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under non-cancelable operating leases and guaranteed minimum royalty payments as of June 30, 2008 are as follows:
Future Minimum Lease and Royalty Payments
(Dollars in thousands)

	Operating	Guaranteed
Fiscal Year Ended	Leases	Royalties	Total
June 30, 2009	$924	$109	$1,033
June 30, 2010	563	90	653
June 30, 2011	520	—	520
June 30, 2012	497	—	497
June 30, 2013	391	—	391
Thereafter	65	—	65

	$2,960	$199	$3,159

The Company is also contractually obligated to pay contingent consideration based on future levels of adjusted gross profit in connection with its acquisition of Marketing Impression. See “Note 3 — Acquisitions.”
The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur. We believe the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — 401(k) Defined Contribution Plan
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
Contributions to 401(k) Retirement Plan
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Contributions to 401(k)	$169	$110	$101
Note 10 — Segment Information
The Company operates in two reportable segments, Specialty and Mass. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.
The Specialty segment is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, outdoor patio furniture, interior lighting fixtures, bath-strip lighting, light bulbs, door chimes, pushbuttons, ventilation systems and other lighting accessories and related accessories to a nationwide network of electrical wholesalers, patio dealers and lighting showrooms specializing in sales to the remodeling, new home construction and replacement markets. The Mass segment is principally engaged in the design, distribution and marketing of outdoor patio furniture, outdoor and indoor lighting, selected ceiling fans and various fan accessories to mass merchandisers.
Net sales are attributed to geographic areas based on the location of the customer to which products are shipped. Substantially all of the Company’s net sales were to customers in North America, principally the United States, during the three fiscal years ended June 30, 2008. In addition, substantially all of the Company’s assets were attributable to its operations in the United States as of June 30, 2008 and 2007.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the reportable segments:
Summary of Reportable Segments
(Dollars in thousands)

	Specialty	Mass	Total
Fiscal year ended June 30, 2008:
Net sales	$74,878	$62,712	$137,590
Gross profit	23,675	11,238	34,913
Income from operations	3,536	2,391	5,927
Interest expense, net	1,495	(6)	1,489
Minority interest	—	1,292	1,292
Provision for income taxes	797	377	1,174
Depreciation and amortization	600	269	869
Net income	1,384	728	2,112
Total assets	60,453	21,507	81,960

Fiscal year ended June 30, 2007:
Net sales	$59,925	$43,425	$103,350
Gross profit	21,180	11,111	32,291
Income from operations	5,732	4,609	10,341
Interest expense, net	1,416	25	1,441
Minority interest	—	1,507	1,507
Provision for income taxes	1,469	13	1,482
Depreciation and amortization	548	251	799
Net income	2,847	3,064	5,911
Total assets	53,579	11,172	64,751

Fiscal year ended June 30, 2006:
Net sales	$62,902	$55,152	$118,054
Gross profit	22,541	12,928	35,469
Income from operations	8,517	6,463	14,980
Interest expense, net	1,104	80	1,184
Minority interest	—	3,430	3,430
Provision for income taxes	2,501	765	3,266
Depreciation and amortization	575	19	594
Net income	4,877	2,223	7,100
Total assets	52,833	12,228	65,061

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes net sales by product category as a percentage of consolidated net sales:
Net Sales by Product Category

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Specialty
Ceiling fans, light kits and blades	23%	37%	36%
Outdoor patio furniture	16%	0%	0%
Teiber lighting products	6%	10%	8%
Durocraft clocks and weather gauges	2%	3%	1%
Accolade lighting	7%	8%	8%

	54%	58%	53%

Mass
Indoor lighting	13%	23%	29%
Outdoor lighting	2%	2%	6%
Outdoor patio furniture	22%	0%	0%
Accessories	9%	17%	12%

	46%	42%	47%

	100%	100%	100%

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Quarterly Data (Unaudited)
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
Quarterly Data (Unaudited)
(In thousands, except per share data)

	Fiscal Year Ended June 30, 2008(1)					Fiscal Year Ended June 30, 2007
		Fourth	Third	Second	First		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter	Total	Quarter(2)	Quarter	Quarter	Quarter
Net sales	$137,590	$39,122	$54,918	$20,812	$22,738	$103,350	$26,169	$22,492	$26,563	$28,126
Gross profit	34,913	10,177	10,692	6,534	7,510	32,291	7,894	7,091	8,524	8,782
Income from operations	5,927	1,185	1,634	1,344	1,764	10,341	2,242	1,413	3,188	3,498
Net income	2,112	373	639	482	618	5,911	1,794	733	1,500	1,884

Basic EPS	$0.39	$0.07	$0.11	$0.09	$0.12	$1.14	$0.34	$0.14	$0.29	$0.36
Diluted EPS	0.39	0.07	0.11	0.09	0.12	1.14	0.34	0.14	0.29	0.36

Basic shares outstanding	5,450	5,704	5,694	5,205	5,205	5,204	5,205	5,204	5,204	5,204
Diluted shares outstanding	5,451	5,705	5,700	5,205	5,206	5,206	5,206	5,206	5,206	5,215

(1)	Includes the results of Woodard LLC. effective January 2, 2008. See “Note 3 - Acquisitions.”

(2)	See “Note 5 — Income Taxes” regarding benefit obtained from a reduction in amounts set aside for tax contingencies.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Summary of Allowance for Doubtful Accounts and Inventory Obsolescence
(Dollars in thousands)

		Additions
	Balance at	Charged	Charged			Balance
	beginning	to costs	to other			at end of
Description	of period	and expense	accounts	Deductions		period
Allowance for doubtful accounts as of:
June 30, 2008	$251	$329	$—	$(196)		$384
June 30, 2007	293	32	—	(74	) (a)	251
June 30, 2006	300	80	—	(87	) (a)	293

Allowance for inventory obsolescence as of:
June 30, 2008	$403	$70	$—	$(50)		$423
June 30, 2007	934	104	—	(635	) (b)	403
June 30, 2006	717	484	—	(267	) (b)	934

(a)	Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

(b)	Reduction of the allowance for inventory obsolescence associated with the disposal or sale of certain inventory items.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated as of December 18, 2007, by and among Woodard, LLC, Henry Crown and Company d/b/a CC Industries, Inc. and Craftmade International, Inc., previously filed as Exhibit 2.1 to Form 8-K on January 4, 2008 (File No. 000-26667), and incorporated by reference herein.

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

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.4	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.7	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.9	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc.,

Exhibit
Number	Description

Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.12	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Assignment of Rents and Leases dated December 21, 1995, between Craftmade International, Inc. and Allianz Life Insurance Company of North America (including exhibits), previously filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1995, and incorporated by reference herein.

10.2	Deed of Trust, Mortgage and Security Agreement made by Craftmade International, Inc., dated December 21, 1995, to Patrick M. Arnold, as trustee for the benefit of Allianz Life Insurance Company of North America (including exhibits), previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 1995, and incorporated by reference herein.

10.3	Second Amended and Restated Loan Agreement with Frost National Bank dated September 18, 2006, previously filed as Exhibit 10.1 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.4	Revolving Promissory Note with Frost National Bank dated September 18, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 18, 2006 (File No. 000-26667), and incorporated by reference herein.

10.5	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.6	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.7	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to Form 8-K dated November

Exhibit
Number	Description

28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.8	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.9	Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

21.1*	List of the subsidiaries of Craftmade International, Inc.

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of J. Marcus Scrudder, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of J. Marcus Scrudder, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.