Form 10-Q
period 2008-09-30
CRAFTMADE INTERNATIONAL INC
filed 2008-11-14
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,704,500 as of October 31, 2008.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2008	2007
Net sales	$30,165	$22,738
Cost of goods sold	(21,695)	(15,228)

Gross profit	8,470	7,510

Gross profit as a percentage of net sales	28.1%	33.0%

Selling, general and administrative expenses	(7,897)	(5,541)
Depreciation and amortization	(238)	(205)

Total operating expenses	(8,135)	(5,746)

Income from operations	335	1,764

Interest expense, net	(359)	(322)
Other Income	5	—

Income (loss) before income taxes and minority interest	(19)	1,442
Income tax (expense) / benefit	51	(326)

Income before minority interest	32	1,116

Minority interest	(161)	(498)

Net income (loss)	$(129)	$618

Weighted average common shares outstanding:
Basic	5,705	5,205
Diluted	5,705	5,206

Basic earnings per common share	$(0.02)	$0.12

Diluted earnings per common share	$(0.02)	$0.12

Cash dividends declared per common share	$—	$0.12

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash	$478	$1,269
Accounts receivable, net	23,196	23,644
Inventories, net	25,377	22,420
Income taxes receivable	1,496	1,485
Deferred income taxes	1,228	1,332
Prepaid expenses and other current assets	2,562	2,574

Total current assets	54,337	52,724

Property and equipment, net	11,622	11,060
Goodwill	14,548	14,419
Other intangibles, net	1,249	1,300
Other assets	2,448	2,457

Total non-current assets	29,867	29,236

Total assets	$84,204	$81,960

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdrafts	$17	$182
Accounts payable	9,097	8,411
Other accrued expenses	2,969	3,329
Current portion of long-term obligations	515	507

Total current liabilities	12,598	12,429

Non-current liabilities
Long-term obligations	29,771	27,759
Deferred income taxes	1,117	1,117

Total non-current liabilities	30,888	28,876

Total liabilities	43,486	41,305

Minority interest	3,723	3,562

Stockholders’ equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 10,204,420 shares issued	102	102
Additional paid-in capital	22,246	22,215
Retained earnings	52,773	52,902
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	36,995	37,093

Total liabilities, minority interest and stockholders’ equity	$84,204	$81,960

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	September 30,	September 30,
	2008	2007

Net cash provided (used) in operating activities	$(1,801)	$2,738

Cash flows from investing activities
Additional contingent consideration	(201)	(197)
Additions property, equipment and tooling	(646)	(140)

Cash used in investing activities	(847)	(337)

Cash flows from financing activities
Net proceeds from/(payments) on note payable	(113)	(223)
Net proceeds from/(payments) on lines of credit	2,145	(923)
Cash dividends	—	(624)
Distributions to minority interest members	—	(975)
Increase/(decrease) in book overdrafts	(164)	141
Principal payments on capital lease	(11)
Proceeds from capital lease	—	(13)
Stock options exercised	—

Net cash provided (used) in financing activities	1,857	(2,617)

Net decrease in cash	(791)	(216)
Cash at beginning of period	1,269	928

Cash at end of period	$478	$712

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc., a Delaware corporation (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc., a Delaware corporation (“TSI”), Prime/Home Impressions, LLC, a North Carolina limited liability company (“PHI”), CM-Real Estate, LLC, a Texas limited liability company (“CM-Real Estate”), Woodard-CM, LLC, a Delaware limited liability company (“Woodard-CM”) and one 50% owned limited liability company, Design Trends, LLC, a Delaware limited liability company (“Design Trends”). References to “Craftmade,” “ourselves,” “we,” “our,” “us,” “its,” “itself,” and the “Company” refer to Craftmade and its subsidiaries, including TSI, PHI CM-Real Estate, Woodard-CM and Design Trends unless the context requires otherwise.
The balance sheet at June 30, 2008, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company believes that the disclosures are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 26, 2008. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — ACQUISITIONS
     Acquisition of Certain Assets of Woodard LLC.
On January 2, 2008, Woodard-CM completed the purchase of substantially all of the assets of Woodard, LLC (“Woodard”), a leading Chicago-based designer, manufacturer and distributor of a broad line of outdoor furniture products and related accessories pursuant to the Asset Purchase Agreement, dated as of December 18, 2007 (the “Agreement”), by and among Craftmade, Woodard and Henry Crown and Company d/b/a CC Industries, Inc. In the acquisition, the Company initially paid Woodard $19,265,000 plus a working capital adjustment of $954,000 and warrants (the “Warrants”) to purchase up to 200,000 shares of Craftmade common stock (the “Common Stock”) for 10 years from the date of issuance at a purchase price of $8.10 per share, valued at $279,000. The purchase price consideration included 500,000 shares of Common Stock valued at $8.10 per share based on the average closing price of the Common Stock for the three days prior to signing the Agreement for an aggregate price of $4,050,000 (price of Common Stock for financial reporting is $8.00 per share based on the average closing price of the Common Stock on the two days prior, two days after and day of the announcement of the signing of the Agreement, for an aggregate price of $4,000,000), with the remaining purchase price paid in cash at closing. The Agreement allowed the parties to adjust the purchase price to accurately reflect the working capital up to 60 days after the closing of the acquisition, resulting in a working capital adjustment of $1,272,000 due the Company. Including the working capital adjustment, the total adjusted cash consideration for the acquisition is $14,896,000.
In connection with the acquisition, the Company incurred approximately $655,000 in professional fees associated with the transaction. The Company has charged $692,000 for expected restructuring costs. During the quarter ended June 30, 2008, the Company began relocating certain of the identified positions. The Company is also exploring financing options in relation to the Woodard facility in Owosso, Michigan. Management believes that the fair market value of this facility significantly exceeds its allocated cost.

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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Preliminary Purchase Price Allocation

Initial estimated purchase price		$20,168
Less: Working capital adjustment		(1,272)
Value of warrants		279

Total Purchase Consideration		19,175

Acquired Assets (Adjusted to estimated fair value)
Accounts receivable, net	$12,708
Inventories, net	8,212
Prepaid expenses and other current assets	2,450
Plant, property and equipment	2,929
Other assets	1,528

Total Assets		27,827

Assumed Liabilities
Accounts payable	$5,852
Other accrued expenses	1,702

Other liabilities incurred during transaction
Professional fees associated with acquisition	655
Restructuring reserve	692
Deferred tax asset for restructuring reserve	(249)

Total Liabilities		8,652

Total Purchase Price		$19,175

The following table sets forth the unaudited pro forma results of operations of the Company as if the Woodard acquisition had occurred at the beginning of fiscal year 2008. The results for periods prior to the acquisition are comprised of historical information adjusted for certain expenses that were not included in the acquisition.
The pro forma amounts for the fiscal year ended June 30, 2008 do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unaudited Pro Forma Results
(In thousands, except per share data)

	Three Months Ended
	September 30,	September 30,
	2008	2007
Net sales
As reported	$30,165	$22,738
Pro forma	30,165	32,014

Net income
As reported	$(129)	$618
Pro forma	(129)	191

Basic earnings per share
As reported	$(0.02)	$0.12
Pro forma	$(0.02)	$0.03

Diluted earnings per share
As reported	$(0.02)	$0.12
Pro forma	$(0.02)	$0.03

Basic Shares Outstanding	5,705	5,205
Proforma	5,705	5,705

Diluted Shares Outstanding	5,705	5,206
Proforma	5,705	5,705
The Company has reserved $692,000 which has been charged to the acquisition related to restructuring costs. In the quarter ended September 30, 2008 there were severance related cash payments of $37,000 charged to the reserve.

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
The purchase price is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:

Purchase Price Summary
(Dollars in thousands)

As of September 30, 2008:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	2,544
Acquisition-related costs	220

Total consideration as of September 30, 2008	$4,051

Percent of Adjusted Gross Profit
July 1, 2006 to August 31, 2011	22%

Additonal Percent of Adjusted Gross Profit
July 1, 2006 to June 30, 2007 (not to exceed $750)	15%
The Company has estimated the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011, to be a total of $1,921,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended
	September 30,	September 30,
	2008	2007
	(In thousands, except per share data)

Basic and diluted earnings per share:

Numerator
Net income (loss)	$(129)	$618

Denominator for basic EPS
Weighted average common shares outstanding	5,705	5,205

Denominator for diluted EPS
Weighted average common shares outstanding	5,705	5,205
Incremental shares for stock options/warrants	—	1

Dilutive weighted average common shares	5,705	5,206

Basic earnings per share	$(0.02)	$0.12

Diluted earnings per share	$(0.02)	$0.12

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — SEGMENT INFORMATION
As of September 30, 2008, the Company operates in two reportable segments, Specialty and Mass. Prior to June 30, 2008, these segments were referred to as Craftmade and TSI, but were re-named to be more descriptive. The segment formerly identified as Craftmade International, Inc. or “Craftmade” is now referred to as “Specialty” and the segment formerly identified as Trade Source International, Inc. or “TSI” is now referred to as “Mass.” Hereafter, “Craftmade International, Inc.” and “Craftmade” refer to the Company and “Craftmade ceiling fans” refers to ceiling fan products sold primarily within the Specialty segment under the Craftmade trade name. Hereafter “TSI” refers specifically to the Trade Source International subsidiary rather than the entire Mass segment.
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
The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC on September 26, 2008. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows. All prior year financial information has been renamed to be consistent with the current year disclosure.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents net sales, gross profit, income from operations and changes in assets for the reportable segments:
Summary of Segment Information

	Three Months Ended
	September 30,	September 30,
	2008	2007
	(In thousands)
Net sales
Specialty	$20,471	$14,283
Mass	9,694	8,455

Total	$30,165	$22,738

Gross profit
Specialty	6,657	$5,007
Mass	1,813	2,503

Total	$8,470	$7,510

Income from operations
Specialty	$443	$906
Mass	(108)	858

Total	$335	$1,764

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
Stock-Based Compensation Expense
(Dollars in thousands)

	Three Months Ended
	September 30,	September 30,
	2008	2007
Stock-based compensation expense recognized:
Selling, general & administrative	$30	$28
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2009 (remaining 9 months)	$91
June 30, 2010	121
June 30, 2011	69
June 30, 2012	17

$298

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about outstanding and exercisable options at September 30, 2008:
Summary of Stock Options

		Weighted		Weighted
		Average	Exercise	Average
		Exercise	Price	Remaining
	Shares	Price	Range	Life (Years)

Outstanding at June 30, 2008	162,400	13.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2008	162,400	$13.63	$6.75-$25.20	8.4

Exercisable at September 30, 2008	36,600	$17.37	$6.75-$25.20	6.4

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — INCOME TAXES
The Company’s effective tax rate is summarized in the following table:
Summary of Effective Tax Rate

	Three Months Ended
	September 30,	September 30,
	2008	2007

Effective tax rate	28.3%	34.5%
The effective tax rate is calculated by dividing income tax expense by income after minority interest and before income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 34% primarily due to state income taxes, and to the tax effect of operating losses in certain legal entities of the Company. The tax provisions for the current fiscal year are based on our estimate of the Company’s annualized income tax rate.
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended September 30, 2008, there was no change in our unrecognized income tax benefits:
Reconciliation of Unrecognized Tax Benefits
(Dollars in thousands)

		Increases/(Decreases) in Unrecognized
		Tax Benefits As a Result of
		Tax Positions from			Lapse in
	July 1,	Prior	Current		Statute of	September 30,
	2008	Periods	Period	Settlements	Limitations	2008
Unrecognized tax benefits	$290	—	—	—	—	$290
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing tax matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of FIN 48, the Company will recognize accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of September 30, 2008.
Note 7 — RELATED PARTY TRANSACTIONS
The Company purchases much of its outdoor patio furniture from a Chinese factory that is 50% owned by an affiliate of Henry Crown and Company. Henry Crown and Company owns Woodard, LLC, from which the Company purchased certain assets in January 2008. As part of the purchase price in that transaction, Henry Crown and Company became the beneficial owner of more than 5% of our Common Stock. For the three months ended September 30, 2008, the Company purchased approximately $260,000 in products from the joint venture, which were sold to various customers. The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this factor, the Company’s management has determined that the transactions between the two parties are at arms-length.
In addition, the Company leases approximately 20,000 square feet of office space in Chicago, Illinois from an affiliate of Henry Crown and Company for $34,829 per month. The Company’s management has determined that the terms of the lease represent fair market value.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective February 1, 2008, the Board of the Company and Mr. William E. Bucek, a director of the Company, entered into a consulting agreement (the “Agreement”) in which Mr. Bucek agreed, in his capacity as a director of the Company, to (i) work with the Company’s senior management to oversee the successful integration of the recent acquisition of certain assets of Woodard, LLC, (ii) work with the Company’s senior management to develop a strategic marketing and sales plan, (iii) assist the Board by evaluating the Company’s members of senior management during the search for a Chief Executive Officer and (iv) help facilitate the retirement of James R. Ridings from the position of Chief Executive Officer of the Company. The original term of the agreement was until June 30, 2008. Effective July 1, 2008, the Company amended the Agreement to extend the term at each successive regular Board meeting at the discretion of the Board. Effective September 30, 2008 the Board determined that Mr. Bucek had fulfilled his consulting responsibilities and agreed to terminate the Agreement. Pursuant to the Agreement Mr. Bucek received $12,500 per month for his services, which the Board deemed to be reasonable and based upon rates that would prevail in an arms-length transaction.
Note 8 — COMMITMENTS AND CONTINGENCIES
There are no material legal proceedings pending to which the Company is party or to which any of its properties are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Disclosure Regarding Forward-looking Statements
With the exception of historical information, the matters discussed in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Craftmade to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, (i) statements concerning future financial condition and operations, including future cash flows, revenues, gross margins, earnings and variations in quarterly results, (ii) statements relating to anticipated completion dates for new products and (iii) other statements identified by words such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “forecasts,” “intends,” “potential,” “continue,” and similar words or phrases. These factors that could affect our financial and other results can be found in the risk factors section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 26, 2008. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or other circumstances.
     Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. The Company’s management believes that certain estimates, assumptions and judgments derived from the accounting policies have significant impact on its financial statements, so the Company considers these to be its critical accounting policies. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC on September 26, 2008.

Results of Operations
Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment.
This discussion and analysis includes references to historical Craftmade. Historical Craftmade consists of ceiling fans, lighting, door chimes and pushbutton sales and related operations that have historically comprised the Company’s operations prior to the acquisition of certain net assets of Woodard, LLC.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
An unaudited, condensed overview of results for the three months ended September 30, 2008, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$20,471	$9,694	$30,165	$14,283	$8,455	$22,738
Cost of goods sold	(13,814)	(7,881)	(21,695)	(9,276)	(5,952)	(15,228)

Gross profit	6,657	1,813	8,470	5,007	2,503	7,510
As a % of net sales	32.5%	18.7%	28.1%	35.1%	29.6%	33.0%

Selling, general and administrative	(6,042)	(1,855)	(7,897)	(3,961)	(1,580)	(5,541)
As a % of net sales	29.5%	19.1%	26.2%	27.7%	18.7%	24.4%

Depreciation and amortization	(172)	(66)	(238)	(140)	(65)	(205)

Total operating expenses	(6,214)	(1,921)	(8,135)	(4,101)	(1,645)	(5,746)

Income (loss) from operations	$443	$(108)	335	$906	$858	1,764

Other income			5			—
Interest expense, net			(359)			(322)

Income (loss) before income taxes and minority interest			(19)			1,442
Income taxes (expense) / benefit			51			(326)

Income before minority interest			32			1,116
Minority interest			(161)			(498)

Net income (loss)			$(129)			$618

Net Sales. Net sales for the Company increased $7,427,000 or 32.7% to $30,165,000 for the quarter ended September 30, 2008, compared to $22,738,000 for the quarter ended September 30, 2007. The increase is due to the acquisition of certain assets of Woodard, LLC, offset by declines in sales in both segments.

Management believes that the decline in the housing market and the overall economic downturn will continue to negatively impact the sales of the Company’s various product lines in both the Specialty and Mass segments. The Company continues to aggressively implement its strategic growth plans in order to mitigate the impact on future sales.
Net sales from the Specialty segment increased $6,188,000 or 43.3% to $20,471,000 for the quarter ended September 30, 2008, compared to $14,283,000 for the quarter ended September 30, 2007, as summarized in the following table.
Net Sales of the Speciality Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
September 30, 2008	$12,359	$8,112	$20,471
September 30, 2007	14,283	—	14,283

Dollar increase (decrease)	$(1,924)	$8,112	$6,188

Percent increase (decrease)	(13.5%)	100.0%	43.3%
While the sales of fans and lighting related products continue to be affected by the extremely weak overall housing market, overall segment sales increased due to the addition of outdoor furniture sales.
Management continues to focus on introducing new lighting products, expanding Teiber accounts and developing new accounts for the Durocraft product lines to offset the weak housing market and economic downturn. Management believes that long-term growth will be favorably affected by additional product offerings through enhanced product development efforts, as well as selling outdoor furniture products to lighting showrooms and selling outdoor lighting and ceiling fans to patio dealers, and focusing efforts on the hospitality markets.
The first and second quarter net sales of Woodard outdoor furniture were and are expected to decline versus the third and fourth quarters of the prior fiscal year given Woodard seasonality. Historically, sales of outdoor furniture to patio dealers are seasonally high during the third and fourth quarters of the Company’s fiscal year, with the first and second quarter being considered the off-season for outdoor furniture sales.
Net sales of the Mass segment increased $1,239,000 or 14.7% to $9,694,000 for the quarter ended September 30, 2008, compared to $8,455,000 for the quarter ended September 30, 2007, as summarized in the following table:

Net Sales of Mass Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
September 30, 2008	$7,359	$2,335	$9,694
September 30, 2007	8,455	—	8,455

Dollar increase (decrease)	$(1,096)	$2,335	$1,239

Percent increase (decrease)	(13.0%)	100.0%	14.7%
The decrease in net sales of fans, lighting and accessories was primarily the result of a decline in: (i) orders from Lowe’s related to indoor lighting and outdoor lighting; (ii) non-core drop shipped products; (iii) sales of fan accessories; (iv) and, sales of the mix and match portable lamps through Lowe’s.
Woodard sales were primarily comprised of sales to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture, the majority of sales to mass merchants occur from December to April each year.
Based on the most recent annual line review, management believes that Lowe’s remains committed to the respective programs it currently has with the Company. Management believes that, based on the amount of product currently shipped to Lowe’s, the Company continues to be a primary vendor for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs. Management believes that the Company will continue to be invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year and give us the potential to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKUs in the product lines currently offered to Lowe’s.
While competitive pricing is essential in the Mass segment, management believes that future growth is contingent upon the success of the Company’s ongoing efforts to introduce new products, styles and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 4.9% to 28.1% for the quarter ended September 30, 2008, compared to 33.0% for the quarter ended September 30, 2007, primarily due to consolidated sales of Woodard products that carry a lower gross profit percentage than the Company’s historical operations.
Gross profit as a percentage of net sales of the Specialty segment decreased 2.6% to 32.5% for the quarter ended September 30, 2008, compared to 35.1% in the quarter ended September 30, 2007. The decrease is summarized in the following table.

Gross Profit as a Percentage of Net Sales of Specialty Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
September 30, 2008	34.0%	30.3%	32.5%
September 30, 2007	35.1%	—	35.1%

Percent decrease	(1.1%)		(2.6%)

Decreases in gross margin for ceiling fans and lighting is primarily due to changes in sales mix to items that carry a lower margin, as well as inflation in the cost of goods sold.
For fiscal year 2009, we expect gross profit as a percentage of net sales of the ceiling fan and lighting sales in the Specialty segment to be roughly equal to the results generated in the fiscal year ended June 30, 2008, as the Company is able to offset the increases in cost of goods with higher pricing to its Specialty customers. Gross profit as a percentage of net sales of Woodard outdoor furniture is also expected to increase slightly over fiscal 2008, as the Company has implemented higher pricing for the 2009 season, to offset cost of goods increases from its suppliers.
Gross profit as a percentage of net sales of the Mass segment decreased 10.9% to 18.7% of net sales for the quarter ended September 30, 2008, compared to 29.6% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of Mass

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
September 30, 2008	23.2%	4.6%	18.7%
September 30, 2007	29.6%	—	29.6%

Percent decrease	(6.4%)		(10.9%)

Gross profit as a percentage of net sales for the Mass segment decreased due to higher material costs experienced in our Design Trends subsidiary. Woodard gross profit as a percent of net sales is low as all sales are direct import.
For fiscal year 2009, gross profit as a percentage of net sales of fans, lighting and accessories are expected to remain consistent with the fiscal year ended June 30, 2008, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to that maintained during fiscal year 2008. Management expects gross profit as a percentage of net sales for Woodard to increase slightly versus fiscal 2008 as sales mix changes to customers with less discounting.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $2,356,000 to $7,897,000 or 26.2% of net sales for the quarter ended September 30, 2008, compared to $5,541,000 or 24.4% of net sales for the same period last year.

Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	September 30,	September 30,	Over Prior
	2008	2007	Year Period
Historical Craftmade	$5,322	$5,541	$(219)
Woodard Incremental	2,575	—	2,575

	$7,897	$5,541	$2,356

The decrease in historical Craftmade expenses was primarily due to lower commissions, reduced group health costs, and reductions in accounting, consulting and legal fees as summarized below:
Historical Craftmade
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	September 30,	September 30,	Over Prior
	2008	2007	Year Period
Group Insurance	$272	$374	(102)
Commissions	692	761	$(69)
Accounting, legal and consulting	685	737	(52)
Other	3,673	3,669	4

	$5,322	$5,541	$(219)

Management anticipates that based on current market conditions, SG&A expenses for the second quarter of fiscal year 2009 will be relatively consistent with results generated in the quarter ended September 30, 2008. Management believes that it will be able to reduce certain expenses in future periods as it realizes synergies from the acquisition of certain assets of Woodard, LLC.
Interest Expense. Net interest expense of the Company increased $37,000 to $359,000 for the quarter ended September 30, 2008, compared to $322,000 for the quarter ended September 30, 2007. This increase is primarily due to increased working capital associated with the acquisition of certain assets of Woodard, LLC, partially offset by lower interest rates in effect as compared to the previous year.
Minority interest. Minority interest expense decreased $337,000 to $161,000 for the quarter ended September 30, 2008, compared to $498,000 for the same period in the previous quarter. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The income tax benefit was $51,000 or 28.3% of loss before income taxes for the quarter ended September 30, 2008, compared to an income tax provision of $326,000 or 34.5% of income before income taxes for the quarter ended September 30, 2007. The effective income tax rate for the current quarter was different from the prior year quarter primarily due to the weighted average tax effect of operating losses in certain legal entities of the Company. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Company’s policy for determining the provision for income taxes.

Liquidity and Capital Resources
     The Company’s cash decreased $791,000 from $1,269,000 at June 30, 2008 to $478,000 at September 30, 2008. Net cash used by the Company’s operating activities was $1,801,000 for the three months ended September 30, 2008, compared to cash provided by the Company’s operating activities of $2,738,000 for the same period last year. The increased use of cash was primarily due to increased inventories of outdoor lighting, chimes and pushbuttons built up in preparation for a change in production sites for these products, and to increased inventories of outdoor furniture in advance of the selling season.
     The $847,000 of cash used in investing activities for the three months ended September 30, 2008 was primarily related to investing in tooling for the Owosso, Michigan production facility, and leasehold improvements in the new Woodard showroom in Chicago, Illinois.
     The $1,857,000 of cash provided by financing activities for the three months ended September 30, 2008 primarily resulted from drawing on the Company’s lines of credit to support increased inventory levels.
     The Company’s management believes that its current lines of credit, combined with cash flows from operations, are adequate to fund the Company’s current operating needs, debt service payments and any future dividend payments. In addition, the Company is currently evaluating various financing options regarding the 306,000 square foot manufacturing facility in Owosso, Michigan.
     Management anticipates that future cash flows will be used primarily to retire existing debt, fund potential acquisitions, repurchase Common Stock or fund other investments that will enhance long-term shareholder value and distribute earnings to its minority interest member. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
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
Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:
Summary of Long Term Obligations
(Dollars in thousands)

		Outstanding
		Balance	Current
	Commitment	Sept 30, 2008	Interest Rate	Maturity
Revolving line of credit	$50,000	$19,517	LIBOR plus 1.50%	December 31, 2009
Note payable — facility	n/a	10,667	6.5%	December 10, 2017
Capital lease obligation	n/a	102		November 5, 2010

Sub-total		30,286
Less: current amounts due		(515)

Long-term obligations		$29,771

     On December 31, 2007, Craftmade entered into a Third Amended and Restated Loan Agreement (the “Loan Agreement”) with The Frost National Bank (“Frost”). The Loan Agreement amends the Second Amended and Restated Loan Agreement dated September 18, 2006, between Craftmade and Frost. Also, on March 31, 2008, Craftmade executed (i) a Revolving Promissory Note (the “Frost Note”) payable to the order of Frost, in the principal amount of $20,000,000, (ii) a Revolving Promissory Note (the “Whitney Note”) payable to the order of Whitney National Bank, in the principal amount of $20,000,000 and (iii) a Revolving Promissory Note (the “Commerce Note” and, together with the Frost Note and the Whitney Note, the “Notes”) payable to the order of Commerce Bank, N.A. in the principal amount of $10,000,000. Each Note bears an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5%. All Notes will mature on December 31, 2009. The Notes replace the Promissory Note in the principal amount of $30,000,000, payable to the order of Frost dated September 18, 2006. As a result of this transaction, total credit lines available to Craftmade and its subsidiaries have increased from $30,000,000 to $50,000,000. However, per the borrowing base established in the Loan Agreement, there was $8,591,000 available to borrow under the Notes at September 30, 2008.
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
     Effective September 30, 2008 the Company entered into a First Amendment (the “Amendment”) to the Loan Agreement which excludes non-financed capital expenditures less than $500,000 in aggregate from the calculation of the numerator of the Fixed Charge Coverage Ratio. In addition, the Company has agreed not to purchase stock or issue a dividend unless the Fixed Charge Coverage Ratio for the preceding fiscal quarter exceeds 1.75 to 1.0. Based on the Loan Agreement and the Amendment, the Company is in compliance with its covenants at September 30, 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks at September 30, 2008 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC on September 26, 2008.

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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC on September 26, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5. Other Information
On November 10, 2008, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”), effective as of September 30, 2008, with The Frost National Bank (“Frost”) and certain other lenders. The Amendment amends the Third Amended and Restated Loan Agreement between the Company and Frost dated December 31, 2007 by excluding non-financed capital expenditures less than $500,000 in aggregate from the calculation of the numerator of the Fixed Charge Coverage Ratio. In addition, the Company has agreed not to purchase stock or issue a dividend unless the Fixed Charge Coverage Ratio for the preceding fiscal quarter exceeds 1.75 to 1.0.
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

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

Exhibit
Number	Description

2.4	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.5	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.7	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.8	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.9	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.12	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Promissory Note dated November 14, 2007, in the original principal amount of $11,000,000 payable to the order of Allianz Life Insurance Company of North America and executed by CM Real Estate, LLC., previously filed as Exhibit 10.1 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.2	Deed of Trust, Mortgage and Security Agreement by CM Real Estate, LLC, effective November 14, 2007, previously filed as Exhibit 10.2 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.3	Guaranty Agreement dated November 14, 2007, by Craftmade International, Inc. in favor of Allianz Life Insurance Company of North America, previously filed as Exhibit 10.3 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.4	Lease Agreement dated as of November 14, 2007, between CM Real Estate, LLC and Craftmade International, Inc., previously filed as Exhibit 10.4 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.5	Third Amended and Restated Loan Agreement Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Hereto, dated December 31, 2007, previously filed as Exhibit 10.1 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

Exhibit
Number	Description

10.6*	First Amendment to Credit Agreement, effective September 30, 2008, Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Thereto, dated November 10, 2008.

10.7	Revolving Promissory Note Between Craftmade International, Inc., and The Frost National Bank, dated December 31, 2007, previously filed as Exhibit 10.2 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.8	Revolving Promissory Note Between Craftmade International, Inc., and Whitney National Bank, dated December 31, 2007, previously filed as Exhibit 10.3 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.9	Revolving Promissory Note Between Craftmade International, Inc., and Commerce Bank, N.A., dated December 31, 2007, previously filed as Exhibit 10.4 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.10	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.11	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.12	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.13	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.14	Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of J. Marcus Scrudder, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of J. Marcus Scrudder, Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC. (Registrant)
Date: November 14, 2008	/s/ J. Marcus Scrudder
J. MARCUS SCRUDDER
Chief Executive Officer

Date: November 14, 2008	/s/ C. Brett Burford
C. BRETT BURFORD
Chief Financial Officer