Form 10-Q
period 2008-12-31
CRAFTMADE INTERNATIONAL INC
filed 2009-02-17
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,704,500 as of January 30, 2009.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Net sales	$37,262	$20,812	$67,427	$43,550
Cost of goods sold	(29,556)	(14,278)	(51,251)	(29,506)

Gross profit	7,706	6,534	16,176	14,044

Gross profit as a percentage of net sales	20.7%	31.4%	24.0%	32.2%

Selling, general and administrative expenses	(7,633)	(4,977)	(15,530)	(10,518)
Depreciation and amortization	(262)	(213)	(500)	(418)

Total operating expenses	(7,895)	(5,190)	(16,030)	(10,936)

Income (loss) from operations	(189)	1,344	146	3,108

Interest expense, net	(417)	(298)	(776)	(620)
Other income (expense)	(4)	-	1	-

Income (loss) before income taxes and minority interest	(610)	1,046	(629)	2,488
Income tax (expense) / benefit	257	(260)	308	(586)

Income (loss) before minority interest	(353)	786	(321)	1,902

Minority interest	(192)	(304)	(353)	(802)

Net income (loss)	$(545)	$482	$(674)	$1,100

Weighted average common shares outstanding:
Basic	5,705	5,205	5,705	5,205
Diluted	5,705	5,205	5,705	5,206

Basic earnings (loss) per common share	$(0.10)	$0.09	$(0.12)	$0.21

Diluted earnings (loss) per common share	$(0.10)	$0.09	$(0.12)	$0.21

Cash dividends declared per common share	$-	$0.12	$-	$0.24

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	June 30,
	2008	2008
ASSETS	(Unaudited)
Current assets
Cash	$105	$1,269
Accounts receivable, net	35,531	23,644
Inventories, net	28,039	22,420
Income taxes receivable	1,946	1,485
Deferred income taxes	1,241	1,332
Prepaid expenses and other current assets	2,328	2,574

Total current assets	69,190	52,724

Property and equipment, net	11,588	11,060
Goodwill	14,664	14,419
Other intangibles, net	1,198	1,300
Other assets	1,966	2,457

Total non-current assets	29,416	29,236

Total assets	$98,606	$81,960

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdrafts	$10	$182
Accounts payable	16,407	8,411
Other accrued expenses	2,288	3,329
Current portion of long-term obligations	29,020	507

Total current liabilities	47,725	12,429

Non-current liabilities
Long-term obligations	10,119	27,759
Deferred income taxes	1,117	1,117

Total non-current liabilities	11,236	28,876

Total liabilities	58,961	41,305

Minority interest	3,165	3,562

Stockholders’ equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 10,204,420 shares issued	102	102
Additional paid-in capital	22,276	22,215
Retained earnings	52,228	52,902
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	36,480	37,093

Total liabilities, minority interest and stockholders’ equity	$98,606	$81,960

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	December 31,	December 31,
	2008	2007

Net cash provided (used) in operating activities	$(9,879)	$3,271

Cash flows from investing activities
Additional contingent consideration	(369)	(359)
Additions property, equipment and tooling	(879)	(215)

Cash used in investing activities	(1,248)	(574)

Cash flows from financing activities
Net proceeds from/(payments) on note payable	(228)	10,777
Net proceeds from/(payments) on lines of credit	11,124	(11,933)
Cash dividends	-	(1,249)
Distributions to minority interest members	(750)	(1,225)
Increase/(decrease) in book overdrafts	(172)	207
Principal payments on capital lease	(11)	(26)

Net cash provided (used) in financing activities	9,963	(3,449)

Net decrease in cash	(1,164)	(752)
Cash at beginning of period	1,269	928

Cash at end of period	$105	$176

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1  -  BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc., a Delaware corporation (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc., a Delaware corporation (“TSI”), Prime/Home Impressions, LLC, a North Carolina limited liability company (“PHI”), CM-Real Estate, LLC, a Texas limited liability company (“CM-Real Estate”), Woodard-CM, LLC, a Delaware limited liability company (“Woodard-CM”) and one 50% owned limited liability company, Design Trends, LLC, a Delaware limited liability company (“Design Trends”). References to “Craftmade,” “we,” “our,” “us,” “its,” and the “Company” refer to Craftmade and its subsidiaries, including TSI, PHI CM-Real Estate, Woodard-CM and Design Trends unless the context requires otherwise.
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
As of December 31, 2008 the Company re-classed as current the outstanding balance on its line of credit with the Frost National Bank and other lenders due to the maturity of the credit agreement on December 31, 2009. The Company is currently working on refinancing the line of credit prior to the maturity of the existing agreement, but there can be no assurance that we will be able to do so on terms favorable to the Company or at all. Based on the financial covenants under the Company’s line of credit, the Company was not in compliance with its Fixed Charge Coverage Ratio covenant at December 31, 2008. The Company has subsequently secured a waiver related to the Fixed Charge Coverage Ratio for the quarter ended December 31, 2008. No amendments were made to the loan agreement and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or the corresponding grant of waiver.
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
Note 2 - ACQUISITIONS
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
In connection with the acquisition, the Company incurred approximately $655,000 in professional fees associated with the transaction. The Company has charged $692,000 for expected restructuring costs. During the quarter ended June 30, 2008, the Company began relocating and integrating certain of identified positions, which will result in closing the Chicago, Illinois office in 2009. The Company is also exploring financing options in relation to the Woodard facility in Owosso, Michigan. Management believes that the fair market value of this facility significantly exceeds its allocated cost.

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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unaudited Pro Forma Results
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Net sales
As reported	$37,262	$20,812	$67,427	$43,550
Pro forma	37,262	38,536	67,427	70,550

Net income (loss)
As reported	$(545)	$482	$(674)	$1,100
Pro forma	(545)	(343)	(674)	(152)

Basic earnings (loss) per share
As reported	$(0.10)	$0.09	$(0.12)	$0.21
Pro forma	$(0.10)	$(0.06)	$(0.12)	$(0.03)

Diluted earnings (loss) per share
As reported	$(0.10)	$0.09	$(0.12)	$0.21
Pro forma	$(0.10)	$(0.06)	$(0.12)	$(0.03)

Basic Shares Outstanding	5,705	5,205	5,705	5,205
Proforma	5,705	5,705	5,704	5,704

Diluted Shares Outstanding	5,705	5,205	5,705	5,205
Proforma	5,705	5,705	5,704	5,704

The Company has reserved $692,000 which has been charged to the acquisition related to restructuring costs. In the quarter ended December 31, 2008 there were severance related cash payments of $107,000 charged to the reserve.

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
The purchase price is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of December 31, 2008:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	2,687
Acquisition-related costs	220

Total consideration as of December 31, 2008	$4,194

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additonal Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (not to exceed $750)	15%
The Company has estimated the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011, to be approximately $1,770,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - EARNINGS (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

	(In thousands, except per share data)
Basic and diluted earnings (loss) per share:

Numerator
Net income (loss)	$(545)	$482	$(674)	$1,100

Denominator for basic earnings (loss) per share
Weighted average common shares outstanding	5,705	5,205	5,705	5,205

Denominator for diluted earnings (loss) per share
Weighted average common shares outstanding	5,705	5,205	5,705	5,205
Incremental shares for stock options/warrants	-	-	-	1

Dilutive weighted average common shares	5,705	5,205	5,705	5,206

Basic earnings (loss) per share	$(0.10)	$0.09	$(0.12)	$0.21

Diluted earnings (loss) per share	$(0.10)	$0.09	$(0.12)	$0.21

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - SEGMENT INFORMATION
As of December 31, 2008, the Company operates in two reportable segments, Specialty and Mass. Prior to June 30, 2008, these segments were referred to as Craftmade and TSI, but were re-named to be more descriptive. The segment formerly identified as Craftmade International, Inc. or “Craftmade” is now referred to as “Specialty” and the segment formerly identified as Trade Source International, Inc. or “TSI” is now referred to as “Mass.” Hereafter, “Craftmade International, Inc.” and “Craftmade” refer to the Company and “Craftmade ceiling fans” refers to ceiling fan products sold primarily within the Specialty segment under the Craftmade trade name. Hereafter “TSI” refers specifically to the Trade Source International subsidiary rather than the entire Mass segment.
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents net sales, gross profit, and income (loss) from operations for the reportable segments:
Summary of Segment Information

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

	(In thousands)
Net sales
Specialty	$15,958	$12,297	$36,429	$26,580
Mass	21,304	8,515	30,998	16,970

Total	$37,262	$20,812	$67,427	$43,550

Gross profit
Specialty	$4,962	$4,487	$11,618	$9,495
Mass	2,744	2,047	4,558	4,549

Total	$7,706	$6,534	$16,176	$14,044

Income from operations
Specialty	$384	$996	$826	$1,902
Mass	(573)	348	(680)	1,206

Total	$(189)	$1,344	$146	$3,108

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - STOCK-BASED COMPENSATION
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
Stock-Based Compensation Expense
(Dollars in thousands)

	Six Months Ended
	December 31,	December 31,
	2008	2007
Stock-based compensation expense recognized:
Selling, general & administrative	$61	$56
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2009 (remaining 6 months)	$61
June 30, 2010	120
June 30, 2011	69
June 30, 2012	17

$267

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about outstanding and exercisable options at December 31, 2008:
Summary of Stock Options

		Weighted			Weighted
		Average	Exercise		Average
		Exercise	Price		Remaining
	Shares	Price	Range		Life (Years)

Outstanding at June 30, 2008	162,400	13.63
Granted	-	-
Exercised	-	-
Forfeited	(1,000)	18.85

			$ 6.75	-
Outstanding at December 31, 2008	161,400	$13.60	$25.20		8.1

			$ 6.75	-
Exercisable at December 31, 2008	49,200	$17.37	$25.20		6.6

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - INCOME TAXES
The Company’s effective tax rate is summarized in the following table:
Summary of Effective Tax Rate

	Three Months Ended
	December 31,	December 31,
	2008	2007

Effective tax rate	32.0%	35.0%
The effective tax rate is calculated by dividing income tax expense by income after minority interest and before income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 34% primarily due to state income taxes, and to the tax effect of operating losses in certain legal entities of the Company. Based on Management projections the Company expects to realize the benefit of current tax losses in future periods. The tax provisions for the current fiscal year are based on our estimate of the Company’s annualized income tax rate.
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended December 31, 2008, there was no change in our unrecognized income tax benefits:
Reconciliation of Unrecognized Tax Benefits
(Dollars in thousands)

		Increases/(Decreases) in Unrecognized
		Tax Benefits As a Result of
		Tax Positions from			Lapse in
	July 1,	Prior	Current		Statute of	December 31,
	2008	Periods	Period	Settlements	Limitations	2008

Unrecognized tax benefits	$290	-	-	-	-	$290
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing tax matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of FIN 48, the Company will recognize accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of December 31, 2008.
Note 7 - RELATED PARTY TRANSACTIONS
The Company purchases much of its outdoor patio furniture from a Chinese factory that is 50% owned by an affiliate of Henry Crown and Company. Henry Crown and Company owns Woodard, LLC, from which the Company purchased certain assets in January 2008. As part of the purchase price in that transaction, Henry Crown and Company became the beneficial owner of more than 5% of our Common Stock. For the three months ended December 31, 2008, the Company purchased approximately $2,037,000 in products from the joint venture, which were sold to various customers. The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this factor, the Company’s management has determined that the transactions between the two parties are at arms-length.
In addition, the Company leases approximately 20,000 square feet of office space in Chicago, Illinois from an affiliate of Henry Crown and Company for $34,829 per month. This lease covers the former Woodard, LLC Chicago offices and will expire on February 28, 2009. The Company has initiated a new agreement with Henry Crown and Company for 1,989 square feet that commenced on January 15, 2009 and will expire on August 14, 2009. The Company will

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
pay $4,475 per month for this lease. The Company’s management has determined that the terms of both agreements represent fair market value.
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
Note 8 – COMMITMENTS AND CONTINGENCIES
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
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
An unaudited, condensed overview of results for the three months ended December 31, 2008, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	December 31, 2008			December 31, 2007
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$15,958	$21,304	$37,262	$12,297	$8,515	$20,812
Cost of goods sold	(10,996)	(18,560)	(29,556)	(7,810)	(6,468)	(14,278)

Gross profit	4,962	2,744	7,706	4,487	2,047	6,534
As a % of net sales	31.1%	12.9%	20.7%	36.5%	24.0%	31.4%

Selling, general and administrative	(4,381)	(3,252)	(7,633)	(3,344)	(1,633)	(4,977)
As a % of net sales	27.5%	15.3%	20.5%	27.2%	19.2%	23.9%

Depreciation and amortization	(197)	(65)	(262)	(147)	(66)	(213)

Total operating expenses	(4,578)	(3,317)	(7,895)	(3,491)	(1,699)	(5,190)

Income (loss) from operations	$384	$(573)	(189)	$996	$348	1,344

Interest expense, net			(417)			(298)
Other expense			(4)			-

Income (loss) before income taxes and minority interest			(610)			1,046
Income taxes (expense) / benefit			257			(260)

Income before minority interest			(353)			786
Minority interest			(192)			(304)

Net income (loss)			$(545)			$482

Net Sales. Net sales for the Company increased $16,450,000 or 79% to $37,262,000 for the quarter ended December 31, 2008, from $20,812,000 for the quarter ended December 31, 2007. The increase is due to the acquisition of certain assets of Woodard, LLC, offset by declines in sales in both segments.

Management believes that the decline in the housing market and the overall economic downturn will continue to negatively impact the sales of the Company’s various product lines in both the Specialty and Mass segments. The Company continues to pursue its strategic growth plans, while increasingly focusing on developing and implementing more immediate plans to mitigate the impact of the current economic downturn.
Net sales from the Specialty segment increased $3,661,000 or 30% to $15,958,000 for the quarter ended December 31, 2008, compared to $12,297,000 for the quarter ended December 31, 2007, as summarized in the following table.
Net Sales of the Speciality Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
December 31, 2008	$9,135	$6,823	$15,958
December 31, 2007	12,297	-	12,297

Dollar increase (decrease)	$(3,162)	$6,823	$3,661

Percent increase (decrease)	(26%)	100%	30%
While the sales of fans and lighting related products continue to be affected by the extremely weak overall housing market, overall segment sales increased due to the addition of outdoor furniture sales.
Management continues to focus on introducing new products and expanding accounts to offset the weak housing market and economic downturn. Management believes that long-term growth will be favorably affected by additional product offerings through enhanced product development efforts, as well as cross-selling outdoor furniture products to lighting showrooms and outdoor lighting and ceiling fans to patio dealers, and focusing efforts on the hospitality markets.
The first and second quarter net sales of Woodard outdoor furniture were expected to decline versus the third and fourth quarters of the prior fiscal year given Woodard seasonality. Historically, sales of outdoor furniture to patio dealers are seasonally higher during the third and fourth quarters of the Company’s fiscal year, with the first and second quarter being considered the off-season for outdoor furniture sales.
Net sales of the Mass segment increased $12,789,000 or 150% to $21,304,000 for the quarter ended December 31, 2008, from $8,515,000 for the quarter ended December 31, 2007, as summarized in the following table:

Net Sales of Mass Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
December 31, 2008	$6,633	$14,671	$21,304
December 31, 2007	8,515	-	8,515

Dollar increase (decrease)	$(1,882)	$14,671	$12,789

Percent increase (decrease)	(22%)	100%	150%
The decrease in net sales of fans, lighting and accessories was primarily the result of a decline in: (i) orders from Lowe’s related to indoor lighting and outdoor lighting; (ii) non-core drop shipped products; (iii) sales of fan accessories; and (iv) sales of the mix and match portable lamps through Lowe’s.
Woodard sales were primarily comprised of sales to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture, the majority of sales to mass merchants occur from December to April each year.
Based on the most recent annual product line reviews, management believes that Lowe’s plans to continue the respective programs it currently has with the Company. Management believes that, based on the amount of product currently shipped to Lowe’s, the Company remains a primary vendor for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs. Management has no reason not to believe that the Company will continue to be invited to participate in each of Lowe’s scheduled reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year and give us the potential to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of the existing SKUs in the product lines currently offered to by the Company to Lowe’s.
While competitive pricing is essential in the Mass segment, management believes that future growth is contingent upon the success of the Company’s ongoing efforts to introduce new products, styles and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 10.7% to 20.7% for the quarter ended December 31, 2008, from 31.4% for the quarter ended December 31, 2007, primarily due to consolidated sales of Woodard products that carry a lower gross profit percentage than the Company’s historical operations.
Gross profit as a percentage of net sales of the Specialty segment decreased 5.4% to 31.1% for the quarter ended December 31, 2008, from 36.5% in the quarter ended December 31, 2007. The decrease is summarized in the following table.

Gross Profit as a Percentage of Net Sales of Specialty Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
December 31, 2008	34.3%	26.8%	31.1%
December 31, 2007	36.5%	-	36.5%

Percent decrease	(2.2%)	-	(5.4%)

Decreases in gross margin for ceiling fans and lighting is primarily due to changes in sales mix to items that carry a lower margin, as well as the sell-through of higher cost inventory on hand from earlier inflationary periods.
For fiscal year 2009, we expect gross profit as a percentage of net sales of ceiling fans and lighting in the Specialty segment to be down slightly versus the results generated in the fiscal year ended June 30, 2008, as the current economic downturn makes it more difficult for the Company to increase pricing to its customers. Gross profit as a percentage of net sales of Woodard outdoor furniture is expected to increase slightly over fiscal 2008, as the Company has implemented higher pricing for the 2009 season, to offset cost of goods increases from its suppliers.
Gross profit as a percentage of net sales of the Mass segment decreased 11.1% to 12.9% of net sales for the quarter ended December 31, 2008, from 24.0% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of Mass

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
December 31, 2008	21.8%	8.8%	12.9%
December 31, 2007	24.0%	-	24.0%

Percent decrease	(2.2%)	-	(11.1%)

Gross profit as a percentage of net sales for the Mass segment decreased due to higher material costs experienced in our Design Trends subsidiary. Mass gross profit as a percent of net sales for Woodard outdoor furniture is low relative to other channels as all sales are direct import.
For fiscal year 2009, gross profit as a percentage of net sales of fans, lighting and accessories are expected to remain consistent with the fiscal year ended June 30, 2008, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to that maintained during fiscal year 2008.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $2,656,000 to $7,633,000 or 20.5% of net sales for the quarter ended December 31, 2008, from $4,977,000 or 23.9% of net sales for the same period last year.

Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	December 31,	December 31,	Over Prior
	2008	2007	Year Period
Historical Craftmade	$4,922	$4,977	$(55)
Woodard Incremental	2,711	-	2,711

	$7,633	$4,977	$2,656

The decrease in historical Craftmade expenses was primarily due to lower commissions and a reduction in advertising spending offset by an increase in bad debt expense, incremental bank charges and an increase in contract labor related to the integration of Woodard. These variances are summarized below:
Historical Craftmade
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	December 31,	December 31,	Over Prior
	2008	2007	Year Period
Advertising	$297	$487	$(190)
Commissions	562	649	(87)
Bad Debt	80	20	60
Bank Charges	95	41	54
Contract Labor	267	181	86
Other	3,621	3,599	22

	$4,922	$4,977	$(55)

Management is focused on reducing SG&A expenses and anticipates that SG&A expenses for the second half of fiscal year 2009 will decrease versus results generated in the first half. The integration of the Woodard business is nearing completion, with most corporate functions having been relocated from Chicago, Illinois and integrated into the Coppell, Texas location. As of early February the former Woodard, LLC offices in Chicago have been closed, with the few remaining Chicago-based personnel moving into a much smaller office space, generating significant savings. The Company has also implemented a company-wide reorganization and reduction in force, impacting all locations and functions and resulting in over 5% decrease in the number of employees. Management anticipates that these actions will significantly reduce SG&A in future quarters.
Interest Expense. Net interest expense of the Company increased $119,000 to $417,000 for the quarter ended December 31, 2008, from $298,000 for the quarter ended December 31, 2007. This increase is primarily due to increased working capital associated with the acquisition of certain assets of Woodard, LLC, partially offset by lower interest rates in effect as compared to the previous year.
Minority Interest. Minority interest expense decreased $112,000 to $192,000 for the quarter ended December 31, 2008, from $304,000 for the same period in the previous quarter. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.

Provision for Income Taxes. The income tax benefit was $257,000 or 32.0% of loss before income taxes for the quarter ended December 31, 2008, compared to an income tax provision of $260,000 or 35.0% of income before income taxes for the quarter ended December 31, 2007. The effective income tax rate for the current quarter was different from the prior year quarter primarily due to the weighted average tax effect of operating losses in certain legal entities of the Company. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Company’s policy for determining the provision for income taxes.
Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
An unaudited, condensed overview of results for the six months ended December 31, 2008, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2008			December 31, 2007
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$36,429	$30,998	$67,427	$26,580	$16,970	$43,550
Cost of goods sold	(24,811)	(26,440)	(51,251)	(17,085)	(12,421)	(29,506)

Gross profit	11,618	4,558	16,176	9,495	4,549	14,044
As a % of net sales	31.9%	14.7%	24.0%	35.7%	26.8%	32.2%

Selling, general and administrative	(10,423)	(5,107)	(15,530)	(7,306)	(3,212)	(10,518)
As a % of net sales	28.6%	16.5%	23.0%	27.5%	18.9%	24.2%

Depreciation and amortization	(369)	(131)	(500)	(287)	(131)	(418)

Total operating expenses	(10,792)	(5,238)	(16,030)	(7,593)	(3,343)	(10,936)

Income (loss) from operations	$826	$(680)	146	$1,902	$1,206	3,108

Interest expense, net			(776)			(620)
Other income			1			-

Income (loss) before income taxes and minority interest			(629)			2,488
Income taxes (expense) / benefit			308			(586)

Income before minority interest			(321)			1,902
Minority interest			(353)			(802)

Net income (loss)			$(674)			$1,100

Net Sales. Net sales for the Company increased $23,877,000 or 55% to $67,427,000 for the six months ended December 31, 2008, from $43,550,000 for the six months ended December 31, 2007. The increase is due to the acquisition of certain assets of Woodard, LLC, offset by declines in sales in both segments.
Net sales from the Specialty segment increased $9,849,000 or 37% to $36,429,000 for the six months ended December 31, 2008, from $26,580,000 for the six months ended December 31, 2007, as summarized in the following table.

Net Sales of the Speciality Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Six Months Ended	Accessories	Furniture	Total
December 31, 2008	$21,495	$14,934	$36,429
December 31, 2007	26,580	-	26,580

Dollar increase (decrease)	$(5,085)	$14,934	$9,849

Percent increase (decrease)	(19% )	100%	37%
While the sales of fans and lighting related products continue to be affected by the extremely weak overall housing market, overall segment sales increased due to the addition of outdoor furniture sales.
Management continues to focus on introducing new products and expanding accounts to offset the weak housing market and economic downturn. Management believes that long-term growth will be favorably affected by additional product offerings through enhanced product development efforts, as well as cross-selling outdoor furniture products to lighting showrooms and outdoor lighting and ceiling fans to patio dealers, and focusing efforts on the hospitality markets.
The first and second quarter net sales of Woodard outdoor furniture were expected to decline versus the third and fourth quarters of the prior fiscal year given Woodard seasonality. Historically, sales of outdoor furniture to patio dealers are seasonally higher during the third and fourth quarters of the Company’s fiscal year, with the first and second quarter being considered the off-season for outdoor furniture sales.
Net sales of the Mass segment increased $14,028,000 or 83% to $30,998,000 for the six months ended December 31, 2008, from $16,970,000 for the six months ended December 31, 2007, as summarized in the following table:
Net Sales of Mass Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Six Months Ended	Accessories	Furniture	Total
December 31, 2008	$13,992	$17,006	$30,998
December 31, 2007	16,970	-	16,970

Dollar increase (decrease)	$(2,978)	$17,006	$14,028

Percent increase (decrease)	(18% )	100%	83%
The decrease in net sales of fans, lighting and accessories was primarily the result of a decline in: (i) orders from Lowe’s related to indoor lighting and outdoor lighting; (ii) non-core drop shipped products; (iii) sales of fan accessories; and (iv), sales of the mix and match portable lamps through Lowe’s.

Woodard sales were primarily comprised of sales to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture, the majority of sales to mass merchants occur from December to April each year.
Based on the most recent annual product line reviews, management believes that Lowe’s plans to continue the respective programs it currently has with the Company. Management believes that, based on the amount of product currently shipped to Lowe’s, the Company remains a primary vendor for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs. Management has no reason not to believe that the Company will continue to be invited to participate in each of Lowe’s scheduled reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year and give us the potential to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of the existing SKUs in the product lines currently offered to by the Company to Lowe’s.
While competitive pricing is essential in the Mass segment, management believes that future growth is contingent upon the success of the Company’s ongoing efforts to introduce new products, styles and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 8.2% to 24.0% for the six months ended December 31, 2008, from 32.2% for the six months ended December 31, 2007, primarily due to consolidated sales of Woodard products that carry a lower gross profit percentage than the Company’s historical operations.
Gross profit as a percentage of net sales of the Specialty segment decreased 3.8% to 31.9% for the six months ended December 31, 2008, from 35.7% in the six months ended December 31, 2007. The decrease is summarized in the following table.
Gross Profit as a Percentage of Net Sales of Specialty Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Six Months Ended	Accessories	Furniture	Total
December 31, 2008	34.1%	28.7%	31.9%
December 31, 2007	35.7%	-	35.7%

Percent decrease	(1.6%)	-	(3.8%)

Decreases in gross margin for ceiling fans and lighting is primarily due to changes in sales mix to items that carry a lower margin, as well as inflation in the cost of goods sold.
For fiscal year 2009, we expect gross profit as a percentage of net sales of ceiling fans and lighting in the Specialty segment to be down slightly versus the results generated in the fiscal year ended June 30, 2008, as the current economic downturn makes it more difficult for the Company to increase pricing to its customers. Gross profit as a percentage of net sales of Woodard outdoor furniture is expected to increase slightly over fiscal 2008, as the Company has implemented higher pricing for the 2009 season, to offset cost of goods increases from its suppliers.
Gross profit as a percentage of net sales of the Mass segment decreased 12.1% to 14.7% of net sales for the six months ended December 31, 2008, from 26.8% of net sales in the same prior year period, as summarized in the following table:

Gross Profit as a Percentage of Net Sales of Mass

	Fans	Woodard
	Lighting &	Outdoor	Segment
Six Months Ended	Accessories	Furniture	Total
December 31, 2008	22.5%	8.3%	14.7%
December 31, 2007	26.8%	-	26.8%

Percent decrease	(4.3%)	-	(12.1%)

Gross profit as a percentage of net sales for the Mass segment decreased due to higher material costs experienced in our Design Trends subsidiary. Mass gross profit as a percent of net sales for Woodard outdoor furniture is low relative to other channels as all sales are direct import.
For fiscal year 2009, gross profit as a percentage of net sales of fans, lighting and accessories are expected to remain consistent with the fiscal year ended June 30, 2008, provided that the segment maintains a sales mix, customer concentration and level of vendor program commitment similar to that maintained during fiscal year 2008.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $5,012,000 to $15,530,000 or 23.0% of net sales for the six months ended December 31, 2008, from $10,518,000 or 24.2% of net sales for the same period last year.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Six Months Ended		(Decrease)
	December 31,	December 31,	Over Prior
	2008	2007	Year Period
Historical Craftmade	$10,244	$10,518	$(274)
Woodard Incremental	5,286	-	5,286

	$15,530	$10,518	$5,012

The decrease in historical Craftmade expenses was primarily due to lower commissions, lower insurance claims and a reduction in advertising spending, offset by an increase in bad debt expense, incremental bank charges and an increase in contact labor related to the integration of Woodard. These variances are summarized below:

Historical Craftmade
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Six Months Ended		(Decrease)
	December 31,	December 31,	Over Prior
	2008	2007	Year Period
Advertising	$778	$1,002	$(224)
Commissions	1,254	1,410	(156)
Group insurance	456	605	(149)
Accounting, legal and consulting	1,189	1,247	(58)
Contract labor	464	359	105
Bank charges	151	86	65
Travel	304	243	61
Bad debt	97	41	56
Other	5,551	5,525	26

	$10,244	$10,518	$(274)

Management is focused on reducing SG&A expenses and anticipates that SG&A expenses for the second half of fiscal year 2009 will decrease versus results generated in the first half. The integration of the Woodard business is nearing completion, with most corporate functions having been relocated from Chicago, Illinois and integrated into the Coppell, Texas location. As of early February the former Woodard, LLC offices in Chicago have been closed, with the few remaining Chicago-based personnel moving into a much smaller office space, generating significant savings. The Company has also implemented a company-wide reorganization and reduction in force, impacting all locations and functions and resulting in over 5% decrease in the number of employees. Management anticipates that these actions will have significant impact on SG&A in future quarters.
Interest Expense. Net interest expense of the Company increased $156,000 to $776,000 for the six months ended December 31, 2008, from $620,000 for the six months ended December 31, 2007. This increase is primarily due to increased working capital associated with the acquisition of certain assets of Woodard, LLC, partially offset by lower interest rates in effect as compared to the previous year.
Minority Interest. Minority interest expense decreased $449,000 to $353,000 for the six months ended December 31, 2008, from $802,000 for the same period in the previous six months. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The income tax benefit was $308,000 or 31.3% of loss before income taxes for the six months ended December 31, 2008, compared to an income tax provision of $586,000 or 34.8% of income before income taxes for the six months ended December 31, 2007. The effective income tax rate for the current six months was different from the prior year six months primarily due to the weighted average tax effect of operating losses in certain legal entities of the Company. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Company’s policy for determining the provision for income taxes.

Liquidity and Capital Resources
     The Company’s cash decreased $1,164,000 from $1,269,000 at June 30, 2008 to $105,000 at December 31, 2008. Net cash used by the Company’s operating activities was $9,878,000 for the six months ended December 31, 2008, compared to cash provided by the Company’s operating activities of $3,271,000 for the same period last year. The increased use of cash was primarily due to increased inventories and receivables related to the beginning of the Woodard furniture selling season in December, and higher overall inventory levels related to the rapid drop in demand as the economic downturn accelerated during the last months of calendar 2008.
     The $1,248,000 of cash used in investing activities for the six months ended December 31, 2008 was primarily related to additional contingent consideration for the acquisition of Marketing Impressions, Inc., investing in tooling for the Owosso, Michigan production facility, and leasehold improvements in both the new outdoor furniture showroom in Chicago, Illinois, and the existing fan and lighting showroom in Dallas, Texas.
     The $9,962,000 of cash provided by financing activities for the six months ended December 31, 2008 primarily resulted from drawing on the Company’s lines of credit to support increased inventory and receivable levels.
     As of December 31, 2008 the Company re-classed as current the outstanding balance on its line of credit with the Frost National Bank and certain other lenders due to the maturity of the credit agreement on December 31, 2009. The Company is currently working on refinancing the line of credit prior to the maturity of the existing agreement, but there can be no assurance that we will be able to do so on terms favorable to the Company or at all. In addition, the Company is currently evaluating various financing options regarding its facilities in Owosso, Michigan and Coppell, Texas.
     Based on the financial covenants under the Company’s line of credit with Frost National Bank and certain other lenders, the Company was not in compliance with its Fixed Charge Coverage Ratio covenant at December 31, 2008. The Company has subsequently secured a waiver related to the Fixed Charge Coverage Ratio for the quarter ended December 31, 2008. No amendments were made to the loan agreement and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or the corresponding grant of waiver.
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
Recent Accounting Pronouncements
          In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on July 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

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
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement was effective for the Company as of July 1, 2008 but currently has no impact on the Company’s consolidated financial statements.
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAF 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 and will apply it where, and if, appropriate and is currently assessing the impact of FSP 157-2 which is effective for the Company as of July 1, 2009.
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

Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:
Summary of Long Term Obligations
(Dollars in thousands)

		Outstanding
		Balance	Current
	Commitment	Dec. 31, 2008	Interest Rate	Maturity
Revolving line of credit	$50,000	$28,496	LIBOR plus 1.50%	December 31, 2009
Note payable - facility	n/a	10,552	6.5%	December 10, 2017
Capital lease obligation	n/a	91		November 5, 2010

Sub-total		39,139
Less: current amounts due		29,020

Long-term obligations		$10,119

     On December 31, 2007, Craftmade entered into a Third Amended and Restated Loan Agreement (the “Loan Agreement”) with The Frost National Bank (“Frost”). The Loan Agreement amends the Second Amended and Restated Loan Agreement dated September 18, 2006, between Craftmade and Frost. Also, on March 31, 2008, Craftmade executed (i) a Revolving Promissory Note (the “Frost Note”) payable to the order of Frost, in the principal amount of $20,000,000, (ii) a Revolving Promissory Note (the “Whitney Note”) payable to the order of Whitney National Bank, in the principal amount of $20,000,000 and (iii) a Revolving Promissory Note (the “Commerce Note” and, together with the Frost Note and the Whitney Note, the “Notes”) payable to the order of Commerce Bank, N.A. in the principal amount of $10,000,000. Each Note bears an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5%. All Notes will mature on December 31, 2009. The Notes replace the Promissory Note in the principal amount of $30,000,000, payable to the order of Frost dated September 18, 2006. As a result of this transaction, total credit lines available to Craftmade and its subsidiaries have increased from $30,000,000 to $50,000,000. Per the borrowing base established in the Loan Agreement, there was $9,240,186 available to borrow under the Notes at December 31, 2008.
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
     Based on the Loan Agreement and the Amendment, the Company was not in compliance with its Fixed Charge Coverage Ratio covenant at December 31, 2008. The Company has subsequently secured a waiver related to the Fixed Charge Coverage Ratio for the quarter ended December 31, 2008. No amendments were made to the Loan Agreement or the Amendment and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or the corresponding grant of waiver.
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
     As of December 31, 2008 the Company re-classed the outstanding balance on its line of credit to current liabilities due to the maturity of the credit agreement on December 31, 2009. The Company is currently working on refinancing its line of credit prior to the maturity of the existing agreement.
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

Market risks at December 31, 2008 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC on September 26, 2008.

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

Item 1A.	Risk Factors

The Company published an extensive list of risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC on September 26, 2008. While there have been no material changes in the specific risk factors noted at that time, the overall level of business risk across most industries, including those which the Company participates in, have increased significantly since June 30, 2008. The current broad economic downturn has affected all aspects of business, including but not limited to employment levels, consumer spending, inflation, interest rates, availability of credit, and foreign exchange rates. These factors have and will continue to affect the Company and its suppliers, customers, employees, bank partners and competitors. Management is focused on continuing to create value for our shareholders, but there can be no certainty as to the length and severity of this current severe downturn or to the impact on the Company’s future operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on November 25, 2008. With respect to the election of directors, the shares were voted as follows:

	Number of Votes
	of Common Stock
Nominee	For	Withheld
James R. Ridings	4,527,741	365,764
William E. Bucek	4,553,503	340,002
A. Paul Knuckley	4,520,770	372,735
R. Don Morris	4,666,828	226,677
Lary C. Snodgrass	4,670,183	223,322
With respect to the ratification of BDO Seidman, LLP as the Company’s independent auditors for 2009, the votes were as follows:

Number of Votes	Number of Votes
Voted For	Voted Against	Abstentions
4,878,469	11,305	3,731

Item 5.	Other Information
On February 13, 2009, the Company secured a Waiver to Third Amended and Restated Loan Agreement (the “Waiver”) with The Frost National Bank (“Frost”) and certain other lenders. The Waiver is only in relation to the Fixed Charge Coverage Ratio covenant under the Loan Agreement and Amendment, and is only in effect for the quarter ended December 31, 2008.

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

2.9	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.10	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to Form 8-K dated September 15, 2006 (File No. 000-26667), and incorporated by reference herein.

2.11	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to Form 8-K dated March 1, 2005 (File No. 000-26667), and incorporated by reference herein.

2.12	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to Form 8-K filed July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to Form 8-K dated July 9, 1999 (File No. 000-26667), and incorporated by reference herein.

10.1	Promissory Note dated November 14, 2007, in the original principal amount of $11,000,000 payable to the order of Allianz Life Insurance Company of North America and executed by CM Real Estate, LLC., previously filed as Exhibit 10.1 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.2	Deed of Trust, Mortgage and Security Agreement by CM Real Estate, LLC, effective November 14, 2007, previously filed as Exhibit 10.2 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.3	Guaranty Agreement dated November 14, 2007, by Craftmade International, Inc. in favor of Allianz Life Insurance Company of North America, previously filed as Exhibit 10.3 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.4	Lease Agreement dated as of November 14, 2007, between CM Real Estate, LLC and Craftmade International, Inc., previously filed as Exhibit 10.4 to Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.5	Third Amended and Restated Loan Agreement Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Hereto, dated December 31, 2007, previously filed as Exhibit 10.1 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.6	First Amendment to Credit Agreement, effective September 30, 2008, Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Thereto, dated November 10, 2008, previously filed as Exhibit 10.6 to Form 10-Q on November 14, 2008 (File No. 000-26667), and incorporated by reference herein.

10.7*	Waiver to Third Amended and Restated Loan Agreement, dated February 13, 2009, Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Thereto.

10.8	Revolving Promissory Note Between Craftmade International, Inc., and The Frost National Bank, dated December 31, 2007, previously filed as Exhibit 10.2 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.9	Revolving Promissory Note Between Craftmade International, Inc., and Whitney National Bank, dated December 31, 2007, previously filed as Exhibit 10.3 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.10	Revolving Promissory Note Between Craftmade International, Inc., and Commerce Bank, N.A., dated December 31, 2007, previously filed as Exhibit 10.4 to Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.11	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.12	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.13	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.14	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

10.15	Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to Form 8-K dated November 28, 2006 (File No. 000-26667), and incorporated by reference herein.

31.1*	Certification of J. Marcus Scrudder, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of J. Marcus Scrudder, Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC.
(Registrant)

Date: February 17, 2009	/s/ J. Marcus Scrudder
J. MARCUS SCRUDDER
Chief Executive Officer

Date: February 17, 2009	/s/ C. Brett Burford
C. BRETT BURFORD
Chief Financial Officer