Form 10-Q
period 2009-03-31
CRAFTMADE INTERNATIONAL INC
filed 2009-05-15
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,704,500 as of April 30, 2009.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Net sales	$52,000	$54,918	$119,427	$98,468
Cost of goods sold	(43,407)	(44,226)	(94,658)	(73,732)

Gross profit	8,593	10,692	24,769	24,736

Gross profit as a percentage of net sales	16.5%	19.5%	20.7%	25.1%

Selling, general and administrative expenses	(7,886)	(8,848)	(23,416)	(19,366)
Depreciation and amortization	(294)	(210)	(794)	(628)

Total operating expenses	(8,180)	(9,058)	(24,210)	(19,994)

Income from operations	413	1,634	559	4,742

Interest expense, net	(333)	(524)	(1,108)	(1,144)
Other income (expense)	(125)	139	(124)	139

Income (loss) before income taxes and minority interest	(45)	1,249	(673)	3,737
Income tax (expense) / benefit	(1)	(343)	307	(929)

Income (loss) before minority interest	(46)	906	(366)	2,808

Minority interest	(89)	(267)	(443)	(1,069)

Net income (loss)	$(135)	$639	$(809)	$1,739

Weighted average common shares outstanding:
Basic	5,705	5,694	5,705	5,366
Diluted	5,705	5,700	5,705	5,373

Basic earnings (loss) per common share	$(0.02)	$0.11	$(0.14)	$0.32

Diluted earnings (loss) per common share	$(0.02)	$0.11	$(0.14)	$0.32

Cash dividends declared per common share	$—	$0.12	$—	$0.36

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash	$1,687	$1,269
Accounts receivable, net	45,002	23,644
Inventories, net	23,267	22,420
Income taxes receivable	1,620	1,485
Deferred income taxes	1,312	1,332
Prepaid expenses and other current assets	2,400	2,574

Total current assets	75,288	52,724

Property and equipment, net	11,297	11,060
Goodwill	14,745	14,419
Other intangibles, net	1,146	1,300
Other assets	2,462	2,457

Total non-current assets	29,650	29,236

Total assets	$104,938	$81,960

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdrafts	$22	$182
Accounts payable	17,659	8,411
Other accrued expenses	2,063	3,329
Current portion of long-term obligations	34,466	507

Total current liabilities	54,210	12,429

Non-current liabilities
Long-term obligations	9,983	27,759
Deferred income taxes	1,117	1,117

Total non-current liabilities	11,100	28,876

Total liabilities	65,310	41,305

Minority interest	3,254	3,562

Stockholders’ equity
Preferred stock, $1.00 par value, 2,000,000 shares authorized; nil shares issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 10,204,420 shares issued	102	102
Additional paid-in capital	22,305	22,215
Retained earnings	52,093	52,902
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	36,374	37,093

Total liabilities, minority interest and stockholders’ equity	$104,938	$81,960

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	March 31,	March 31,
	2009	2008

Net cash used in operating activities	$(13,498)	$(3,601)

Cash flows from investing activities
Acquisition of assets of Woodard, LLC.	—	(16,135)
Additional contingent consideration	(473)	(486)
Additions property, equipment and tooling	(908)	(436)

Cash used in investing activities	(1,381)	(17,057)

Cash flows from financing activities
Net proceeds from/(payments) on note payable	(344)	10,668
Net proceeds from lines of credit	16,560	13,125
Cash dividends	—	(1,874)
Distributions to minority interest members	(750)	(1,225)
Increase/(decrease) in book overdrafts	(158)	47
Principal payments on capital lease	(11)	(26)

Net cash provided by financing activities	15,297	20,716

Net Increase in cash	418	58
Cash at beginning of period	1,269	928

Cash at end of period	$1,687	$986

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — BASIS OF PREPARATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of Craftmade International, Inc., a Delaware corporation (“Craftmade”), and its wholly-owned subsidiaries, including Trade Source International, Inc., a Delaware corporation (“TSI”), Prime/Home Impressions, LLC, a North Carolina limited liability company (“PHI”), CM-Real Estate, LLC, a Texas limited liability company (“CM-Real Estate”), Woodard-CM, LLC, a Delaware limited liability company (“Woodard-CM”) and one 50% owned limited liability company, Design Trends, LLC, a Delaware limited liability company (“Design Trends”). References to “Craftmade,” “we,” “our,” “us,” “its,” and the “Company” refer to Craftmade and its subsidiaries, including TSI, PHI, CM-Real Estate, Woodard-CM and Design Trends unless the context requires otherwise.
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
As of December 31, 2008 the Company reclassified as current the outstanding balance on its line of credit with the Frost National Bank and other lenders (“Frost Line of Credit”) due to the maturity of the credit agreement on December 31, 2009. The Company is currently in discussions with several lenders in relation to refinancing the line of credit prior to the maturity of the existing agreement, but there can be no assurance that we will be able to finalize an agreement on terms acceptable to the Company or at all.
At December 31, 2008, the Company was not in compliance with the fixed charge coverage ratio covenant in the Frost Line of Credit. The Company secured a waiver related to the fixed charge coverage ratio for the quarter ended December 31, 2008. The Company incurred a $125,000 fee in conjunction with this waiver, which is recorded as Other Expense in the quarter ended March 31, 2009. No amendments were made to the Frost Line of Credit and there was no other effect on the Company’s consolidated financial statements as a result of the noncompliance or the corresponding grant of waiver. At March 31, 2009, the Company was in compliance with all financial covenants in the Frost Line of Credit.
The Company believes that the disclosures are adequate to provide fair presentation of the results of operations and financial position for the interim periods. The current interim period reported herein should be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
on September 26, 2008. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.

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
In connection with the acquisition, the Company incurred approximately $655,000 in professional fees associated with the transaction. The Company has charged $692,000 for expected restructuring costs. During the quarter ended June 30, 2008, the Company began relocating and integrating certain of identified positions, which resulted in closing the Chicago, Illinois office in February 2009. The Company has since opened a small satellite office in Chicago to house the few remaining Chicago-based Woodard personnel. The Company is also exploring financing options in relation to the Woodard facility in Owosso, Michigan.

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
The pro forma amounts for the fiscal year ended June 30, 2008 do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future. As Woodard was acquired January 2, 2008 the information below for the three months and the nine months ended March 31, 2009 and the three months ended March 31, 2008, does not reflect any proforma effects.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unaudited Pro Forma Results
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Net sales
As reported	$52,000	$54,918	$119,427	$98,468
Pro forma	52,000	54,918	119,427	125,468

Net income (loss)
As reported	$(135)	$639	$(809)	$1,739
Pro forma	(135)	639	(809)	487

Basic earnings (loss) per share
As reported	$(0.02)	$0.11	$(0.14)	$0.32
Pro forma	$(0.02)	$0.11	$(0.14)	$0.09

Diluted earnings (loss) per share
As reported	$(0.02)	$0.11	$(0.14)	$0.32
Pro forma	$(0.02)	$0.11	$(0.14)	$0.09

Basic Shares Outstanding	5,705	5,694	5,705	5,366
Proforma	5,705	5,694	5,704	5,704

Diluted Shares Outstanding	5,705	5,700	5,705	5,373
Proforma	5,705	5,700	5,704	5,704
The Company reserved $692,000 which was charged to the acquisition, related to restructuring costs at the date of the acquisition. In the quarter ended March 31, 2009 there were severance related cash payments of $186,000 charged to the reserve, and an aggregate of $331,000 has been paid since the date of acquisition.

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
The purchase price is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of March 31, 2009:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	2,797
Acquisition-related costs	220

Total consideration as of March 31, 2009	$4,304

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additonal Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (not to exceed $750)	15%
The Company has estimated the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011, to be approximately $1,494,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — EARNINGS (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(In thousands, except per share data)

Basic and diluted earnings (loss) per share:

Numerator
Net income (loss)	$(135)	$639	$(809)	$1,739

Denominator for basic earnings (loss) per share
Weighted average common shares outstanding	5,705	5,694	5,705	5,366

Denominator for diluted earnings (loss) per share
Weighted average common shares outstanding	5,705	5,694	5,705	5,366
Incremental shares for stock options/warrants	—	6	—	7

Dilutive weighted average common shares	5,705	5,700	5,705	5,373

Basic earnings (loss) per share	$(0.02)	$0.11	$(0.14)	$0.32

Diluted earnings (loss) per share	$(0.02)	$0.11	$(0.14)	$0.32

Anti-dilutive options and warrants have been excluded from the computation of diluted earnings per share because assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. On March 31, 2009 and March 31, 2008 there were 360,200 and 100,000, respectively, common stock options outstanding that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share. As discussed further in Note 2 — Acquisitions, on January 2, 2008 the Company issued 200,000 warrants. Accordingly, the Company has included the dilutive effects, if any, of the warrants from its earnings per share calculation since January 2, 2008.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — SEGMENT INFORMATION
As of March 31, 2009, the Company operates in two reportable segments, Specialty and Mass. Prior to June 30, 2008, these segments were referred to as Craftmade and TSI, but were re-named to be more descriptive. The segment formerly identified as Craftmade International, Inc. or “Craftmade” is now referred to as “Specialty” and the segment formerly identified as Trade Source International, Inc. or “TSI” is now referred to as “Mass.” Hereafter, “Craftmade International, Inc.” and “Craftmade” refer to the Company and “Craftmade ceiling fans” refers to ceiling fan products sold primarily within the Specialty segment under the Craftmade trade name. Hereafter “TSI” refers specifically to the Trade Source International subsidiary rather than the entire Mass segment.
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
The additional sales from the acquisition of certain net assets of Woodard, LLC are the result of sales to independent patio dealers, hospitality customers and mass retailers. Sales to the independent patio dealers and hospitality customers are included in the Specialty segment and sales to mass merchants are included in the Mass segment.
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents net sales, gross profit, and income (loss) from operations for the reportable segments:
Summary of Segment Information

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(In thousands)

Net sales
Specialty	$15,170	$23,146	$51,600	$49,726
Mass	36,830	31,772	67,827	48,742

Total	$52,000	$54,918	$119,427	$98,468

Gross profit
Specialty	$4,166	$6,328	$15,784	$15,823
Mass	4,427	4,364	8,985	8,913

Total	$8,593	$10,692	$24,769	$24,736

Income (loss) from operations
Specialty	$(155)	$486	$672	$2,388
Mass	568	1,148	(113)	2,354

Total	$413	$1,634	$559	$4,742

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
Stock-Based Compensation Expense
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Stock-based compensation expense recognized:
Selling, general & administrative	$30	$30	$90	$86
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2009 (remaining 3 months)	$28
June 30, 2010	73
June 30, 2011	39
June 30, 2012	17

$157

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about outstanding and exercisable options at March 31, 2009:
Summary of Stock Options

		Weighted		Weighted
		Average	Exercise	Average
		Exercise	Price	Remaining
	Shares	Price	Range	Life (Years)

Outstanding at June 30, 2008	162,400	13.63
Granted	—	—
Exercised	—	—
Forfeited	(2,200)	18.85

Outstanding at March 31, 2009	160,200	$13.56	$6.75-$25.20	7.8

Exercisable at March 31, 2009	48,600	$17.74	$6.75-$25.20	6.3

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — INCOME TAXES
The Company’s effective tax rate is summarized in the following table:
Summary of Effective Tax Rate

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Effective tax rate	(0.7%)	34.9%	27.5%	34.8%
The effective tax rate is calculated by dividing income tax expense by income after minority interest and before income taxes. The effective tax rates presented are weighted averages of our multiple legal entities with effective income tax rates that differ from the statutory United States federal income tax rate of 34% due to the impact of state income taxes. The resulting consolidated effective rate can be significantly different than the statutory United States federal income tax rate of 34% due to the effect of operating losses in certain legal entities of the Company being offset by gains in other entities. The resulting consolidated effective tax rate is not necessarily representative of the effective tax rate in any of the individual tax entities of the Company. The Company expects to realize the benefit of current tax losses in future periods and therefore has not provided an allowance towards these losses. The tax provisions for the current fiscal year are based on our estimate of the Company’s annualized income tax rate.
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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2009, there was no change in our unrecognized income tax benefits:
Reconciliation of Unrecognized Tax Benefits
(Dollars in thousands)

		Increases/(Decreases) in Unrecognized
		Tax Benefits As a Result of
		Tax Positions from			Lapse in
	July 1,	Prior	Current		Statute of	March 31,
	2008	Periods	Period	Settlements	Limitations	2009
Unrecognized tax benefits	$290	—	—	—	—	$290
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing tax matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Given the adoption of FIN 48, in the future the Company will recognize accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of March 31, 2009.
Note 7 — RELATED PARTY TRANSACTIONS
The Company purchases much of its outdoor patio furniture from a Chinese factory that is 50% owned by an affiliate of Henry Crown and Company. Henry Crown and Company owns Woodard, LLC, from which the Company purchased certain assets in January 2008. As part of the purchase price in that transaction, Henry Crown and Company became the beneficial owner of more than 5% of our Common Stock. For the three months and the nine months ended March 31, 2009, the Company purchased approximately $11.1 million and $13.4 million respectively, in products from the joint venture, which were sold to various customers. For the same three month period in the prior fiscal year, the Company purchased approximately $15.3 million. Since the Woodard acquisition happened on January 2, 2008 the purchases for the comparable prior year nine month period were also $15.3 million. The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this factor, the Company’s management has determined that the transactions between the two parties are at arms-length.
In addition, the Company formerly leased approximately 20,000 square feet of office space in Chicago, Illinois from an affiliate of Henry Crown and Company for $34,829 per month. This

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
lease covered the former Woodard, LLC Chicago offices and expired on February 28, 2009. The Company has initiated a new agreement with Henry Crown and Company for 1,989 square feet that commenced on January 15, 2009 and will expire on August 14, 2009. The Company pays $4,475 per month for this space. The Company’s management has determined that the terms of both agreements represent fair market value.
Effective February 1, 2008, the Board of the Company and Mr. William E. Bucek, a director of the Company, entered into a an agreement (the “Agreement”) in which Mr. Bucek agreed, in his capacity as a director of the Company, to (i) work with the Company’s senior management to oversee the successful integration of the recent acquisition of certain assets of Woodard, LLC, (ii) work with the Company’s senior management to develop a strategic marketing and sales plan, (iii) assist the Board by evaluating the Company’s members of senior management during the search for a Chief Executive Officer and (iv) help facilitate the retirement of James R. Ridings from the position of Chief Executive Officer of the Company. The original term of the agreement was until June 30, 2008. Effective July 1, 2008, the Company amended the Agreement to extend the term at each successive regular Board meeting at the discretion of the Board. Effective September 30, 2008 the Board determined that Mr. Bucek had fulfilled his responsibilities under the Agreement, and the Agreement was terminated. Pursuant to the Agreement Mr. Bucek received $12,500 per month for his services, which the Board deemed to be reasonable and based upon rates that would prevail in an arms-length transaction.
Effective March 16, 2009, Todd Teiber accepted the position of Senior Vice-President of Specialty Sales with the Company. The Company acquired Teiber Lighting from Mr. Teiber in 2005, and Mr. Teiber has been under a consulting agreement with the Company since that time, for which Mr. Teiber receives $100,000 per year. Under the terms of the Teiber Lighting acquisition, Mr. Teiber’s consulting agreement will end February 28, 2010. Mr. Teiber is also owner of Teiber Lighting Sales, which provides sales representation to the Company for its lighting and accessory products in the Specialty segment, in certain geographies. Mr. Teiber is no longer employed by Teiber Lighting Sales, but retains ownership of the company. Craftmade has paid commissions of $253,927 to Teiber Lighting Sales year to date in fiscal 2009. Based on an evaluation of similar transactions, the Company’s management has determined that the terms of Mr. Teiber’s employment as well as the use of Teiber Lighting Sales to represent Craftmade products both represent fair market value transactions.
Note 8 — COMMITMENTS AND CONTINGENCIES
In February of 2009, Craftmade agreed to settle a lawsuit with a former Woodard sales representative. The lawsuit was settled and dismissed with prejudice, with each party agreeing to release their respective claims with no payments by any party to any party. The Company incurred approximately $350,000 in attorney fees during the third quarter of fiscal 2009 in relation to this lawsuit, and approximately $500,000 in the nine months ended March 31, 2009.
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
Given the rapid economic downturn in the last months of calendar 2008, the Company felt it was appropriate to evaluate its goodwill for possible impairment as of December 31, 2008. The Company utilized a discounted cash flow analysis consistent with the approach used in its June 30, 2008, year end evaluation. This first step of the interim goodwill impairment analysis was performed at the reporting unit level, consistent with the approach taken previously.
As part of this analysis management considered historical trends in the Company’s revenue and cost of goods, and factored in current macroeconomic trends and forecasts of economic activity. We also considered the underlying cost structure of the Company and cost cutting plans being implemented, and the impact of these reductions on future cash flows. The Company also considered its current cost of both debt and equity financing, and the current weighting of these costs in developing an appropriate Weighted Average Cost of Capital. While this analysis inherently entails a degree of subjectivity and potential variability, management looked at a variety of scenarios and sensitivities related to each of these areas and determined that given reasonable and probable assumptions regarding these future variables, no goodwill impairment existed at December 31, 2008.
The Company will continue to engage in interim testing for goodwill impairment if events or circumstances exist that create a significant likelihood that the fair value of a reporting unit has declined below its carrying amount. In doing so, the Company will follow the guidance given in paragraph 28 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, to help determine if such an event is likely. Based on this guidance the Company does not believe that an event has occurred since December 31, 2008 that creates a significant likelihood that the fair value of a reporting unit has declined below its carrying amount, therefore no additional evaluation has been performed.

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
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
An unaudited, condensed overview of results for the three months ended March 31, 2009, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$15,170	$36,830	$52,000	$23,146	$31,772	$54,918
Cost of goods sold	(11,004)	(32,403)	(43,407)	(16,818)	(27,408)	(44,226)

Gross profit	4,166	4,427	8,593	6,328	4,364	10,692
As a % of net sales	27.5%	12.0%	16.5%	27.3%	13.7%	19.5%

Selling, general and administrative	(4,092)	(3,794)	(7,886)	(5,697)	(3,151)	(8,848)
As a % of net sales	27.0%	10.3%	15.2%	24.6%	9.9%	16.1%

Depreciation and amortization	(229)	(65)	(294)	(145)	(65)	(210)

Total operating expenses	(4,321)	(3,859)	(8,180)	(5,842)	(3,216)	(9,058)

Income (loss) from operations	$(155)	$568	413	$486	$1,148	1,634

Interest expense, net			(333)			(524)
Other income (expense)			(125)			139

Income (loss) before income taxes and minority interest			(45)			1,249
Income taxes expense			(1)			(343)

Income (loss) before minority interest			(46)			906
Minority interest			(89)			(267)

Net income (loss)			$(135)			$639

Net Sales. Net sales for the Company decreased $2,918,000 or 5% to $52,000,000 for the quarter ended March 31, 2009, from $54,918,000 for the quarter ended March 31, 2008. The decrease is due to the reduced sales in the Specialty segment, offset by an increase in sales in the Mass segment.
Management believes that the decline in the housing market and the overall economic downturn will continue to negatively impact the sales of the Company’s various product lines, particularly in the Specialty segment which is more closely correlated to new home starts. The Company continues to pursue its strategic growth plans, while increasingly focusing on developing and implementing more immediate plans to mitigate the impact of the current economic downturn.
Net sales from the Specialty segment decreased $7,976,000 or 34% to $15,170,000 for the quarter ended March 31, 2009, compared to $23,146,000 for the quarter ended March 31, 2008, as summarized in the following table.
Net Sales of the Speciality Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
March 31, 2009	$7,800	$7,370	$15,170
March 31, 2008	11,627	11,519	23,146

Dollar increase (decrease)	$(3,827)	$(4,149)	$(7,976)

Percent increase (decrease)	(33%)	(36%)	(34%)
Sales of fans, lighting related products and outdoor furniture continue to be affected by the extremely weak overall housing market, a difficult credit environment and reduced consumer spending. Management continues to focus on introducing new products and expanding accounts to offset the weak housing market and economic downturn. Management believes that long-term growth will be favorably affected by additional product offerings through enhanced product development efforts, as well as cross-selling outdoor furniture products to lighting showrooms and outdoor lighting and ceiling fans to patio dealers, and focusing efforts on the hospitality markets.
Third quarter net sales of Woodard outdoor furniture increased marginally versus the second quarter primarily due to normal seasonality. Historically, sales of outdoor furniture to patio dealers are seasonally higher during the third and fourth quarters of the Company’s fiscal year, with the first and second quarter being considered the off-season for outdoor furniture sales.
Net sales of the Mass segment increased $5,058,000 or 16% to $36,830,000 for the quarter ended March 31, 2009, from $31,772,000 for the quarter ended March 31, 2008, as summarized in the following table:
Net Sales of Mass Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
March 31, 2009	$5,062	$31,768	$36,830
March 31, 2008	7,445	24,327	31,772

Dollar increase (decrease)	$(2,383)	$7,441	$5,058

Percent increase (decrease)	(32%)	31%	16%
The decrease in net sales of fans, lighting and accessories was primarily the result of a decline in: (i)

orders from Lowe’s for indoor lighting and outdoor lighting; (ii) non-core drop shipped products; (iii) sales of fan accessories; and (iv) sales of the mix and match portable lamps through Lowe’s.
Increased Woodard sales were primarily due to higher shipments to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture, the majority of sales to mass merchants occur from December to April each year.
Based on the most recent annual product line reviews, management believes that Lowe’s plans to continue the respective programs it currently has with the Company. Management believes that, based on the amount of product currently shipped to Lowe’s, the Company remains a primary vendor for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs. Management has no reason to believe that the Company will not continue to be invited to participate in each of Lowe’s scheduled reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year and give us the potential to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of the existing SKUs in the product lines currently offered by the Company to Lowe’s.
While competitive pricing is essential in the Mass segment, management believes that future growth is contingent upon the success of the Company’s ongoing efforts to introduce new products, styles and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 3.0% to 16.5% for the quarter ended March 31, 2009, from 19.5% for the quarter ended March 31, 2008, primarily due to a relative increase in the proportion of sales in the lower-margin Mass segment.
Gross profit as a percentage of net sales of the Specialty segment increased 0.2% to 27.5% for the quarter ended March 31, 2009, from 27.3% in the quarter ended March 31, 2008. The increase is summarized in the following table.
Gross Profit as a Percentage of Net Sales of Specialty Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
March 31, 2009	33.8%	20.7%	27.5%
March 31, 2008	33.1%	21.5%	27.3%

Percent increase (decrease)	0.7%	(0.8%)	0.2%

The gross margin for ceiling fans and lighting was up slightly due to sales mix, while outdoor furniture margins saw a slight decrease due to inefficiencies created by lower utilization of production facilities.
For fiscal year 2009, we expect gross profit as a percentage of net sales of ceiling fans and lighting in the Specialty segment to be down slightly versus the results generated in the fiscal year ended June 30, 2008, as the current economic downturn makes it more difficult for the Company to increase pricing to its customers. Gross profit as a percentage of net sales of Woodard outdoor furniture in the Specialty segment is expected to increase slightly over fiscal 2008, as the Company has implemented higher pricing for the 2009 season, to offset cost of goods increases from its suppliers.

Gross profit as a percentage of net sales of the Mass segment decreased 1.7% to 12.0% of net sales for the quarter ended March 31, 2009, from 13.7% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of Mass

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
March 31, 2009	19.6%	10.8%	12.0%
March 31, 2008	24.7%	10.4%	13.7%

Percent increase (decrease)	(5.1%)	0.4%	(1.7%)

Gross profit as a percentage of net sales for lighting and accessories in the Mass segment decreased partially due to higher material costs experienced in our Design Trends subsidiary. Mass gross profit as a percent of net sales for Woodard outdoor furniture is low relative to other channels as all sales are direct import. Although outdoor furniture gross margin was slightly up in the third quarter of fiscal 2009 compared to the same period in the prior year, an increase in the relative mix of outdoor furniture led to a significant decrease in weighted average gross margin for the segment.
For fiscal year 2009, gross profit as a percentage of net sales of fans, lighting and accessories is expected to decrease versus the fiscal year ended June 30, 2008, as a result of higher material and shipping costs, and difficulty in passing along pricing increases.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $962,000 to $7,886,000 or 15.2% of net sales for the quarter ended March 31, 2009, from $8,848,000 or 16.1% of net sales for the same period last year.
Total Company
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2009	2008	Year Period
Commissions	1,260	1,872	(612)
Advertising	$900	$1,148	$(248)
Accounting, legal and consulting	1,027	1,100	(73)
Travel	142	208	(66)
Contract labor	210	265	(55)
Bad debt	118	66	52
Salaries and wages	2,471	2,394	77
Other	1,758	1,795	(37)

	$7,886	$8,848	$(962)

The decrease in expenses was primarily due to lower commissions and a reduction in advertising spending offset by an increase in salaries and wages and incremental bad debt expense. The increase in salaries and wages was due to one-time restructuring costs of approximately $250,000 related to a company-wide reduction in force that was implemented in February of 2009.
Management is focused on reducing SG&A expenses and anticipates that SG&A expenses for the fourth quarter of fiscal year 2009 will decrease versus results generated in the each of the first three quarters of the year. The integration of the Woodard business has been completed, with most corporate functions having been relocated from Chicago, Illinois and integrated into the Coppell, Texas location. As of early February 2009 the former Woodard, LLC offices in Chicago have been closed, with the few remaining Chicago-based personnel moving into a much smaller office space, generating significant savings. The Company has also implemented a company-wide reorganization and reduction in force, impacting all locations and functions and resulting in a more than 5% decrease in the number of employees. Management anticipates that these actions will significantly reduce SG&A in future quarters.
Interest Expense. Net interest expense of the Company decreased $191,000 to $333,000 for the quarter ended March 31, 2009, from $524,000 for the quarter ended March 31, 2008. This decrease is primarily due to lower interest rates in effect as compared to the same period in the previous year, offset by increased working capital associated with the Mass segment.
Minority Interest. Minority interest expense decreased $178,000 to $89,000 for the quarter ended March 31, 2009, from $267,000 for the same period in the previous year. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The income tax benefit was $1,000 or 0.7% of loss before income taxes for the quarter ended March 31, 2009, compared to an income tax provision of $343,000 or 34.9% of income before income taxes for the quarter ended March 31, 2008. The effective tax rate is calculated by dividing income tax expense by income after minority interest and before income taxes. The effective tax rates presented are weighted averages of our multiple legal entities with effective income tax rates that differ from the statutory United States federal income tax rate of 34% due to the impact of state income taxes. The resulting consolidated effective rate can be significantly different than the statutory United States federal income tax rate of 34% due to the effect of operating losses in certain legal entities of the Company being offset by gains in other entities. The resulting consolidated effective tax rate is not necessarily representative of the effective tax rate in any of the individual tax entities of the Company. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Company’s policy for determining the provision for income taxes.
Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008
An unaudited, condensed overview of results for the nine months ended March 31, 2009, and the corresponding prior year period is summarized as follows:

Summary Income Statement by Segment
(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2008
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$51,600	$67,827	$119,427	$49,726	$48,742	$98,468
Cost of goods sold	(35,816)	(58,842)	(94,658)	(33,903)	(39,829)	(73,732)

Gross profit	15,784	8,985	24,769	15,823	8,913	24,736
As a % of net sales	30.6%	13.2%	20.7%	31.8%	18.3%	25.1%

Selling, general and administrative	(14,514)	(8,902)	(23,416)	(13,003)	(6,363)	(19,366)
As a % of net sales	28.1%	13.1%	19.6%	26.1%	13.1%	19.7%

Depreciation and amortization	(598)	(196)	(794)	(432)	(196)	(628)

Total operating expenses	(15,112)	(9,098)	(24,210)	(13,435)	(6,559)	(19,994)

Income (loss) from operations	$672	$(113)	559	$2,388	$2,354	4,742

Interest expense, net			(1,108)			(1,144)
Other income (expense)			(124)			139

Income (loss) before income taxes and minority interest			(673)			3,737
Income taxes (expense) / benefit			307			(929)

Income (loss) before minority interest			(366)			2,808
Minority interest			(443)			(1,069)

Net income (loss)			$(809)			$1,739

Net Sales. Net sales for the Company increased $20,959,000 or 21% to $119,427,000 for the nine months ended March 31, 2009, from $98,464,000 for the nine months ended March 31, 2008. The increase is due to the acquisition of certain assets of Woodard, LLC, offset by declines in sales in historical Craftmade.
Net sales from the Specialty segment increased $1,874,000 or 4% to $51,600,000 for the nine months ended March 31, 2009, from $49,726,000 for the nine months ended March 31, 2008, as summarized in the following table.

Net Sales of the Speciality Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Nine Months Ended	Accessories	Furniture	Total
March 31, 2009	$29,295	$22,305	$51,600
March 31, 2008	38,207	11,519	49,726

Dollar increase (decrease)	$(8,912)	$10,786	$1,874

Percent increase (decrease)	(23%)	94%	4%
While the sales of fans and lighting-related products continue to be affected by the extremely weak overall housing market, a difficult credit environment and reduced consumer spending, overall segment sales increased due to the addition of outdoor furniture sales.
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
The net sales of Woodard outdoor furniture were higher due to the inclusion of nine full months of sales in fiscal 2009 versus only three months in the fiscal 2008 comparable period. Despite being affected by the weak economy, sales of outdoor furniture to patio dealers are seasonally higher during the third and fourth quarters of the Company’s fiscal year, with the first and second quarter being considered the off-season for outdoor furniture sales.
Net sales of the Mass segment increased $19,085,000 or 39% to $67,827,000 for the nine months ended March 31, 2009, from $48,742,000 for the nine months ended March 31, 2008, as summarized in the following table:
Net Sales of Mass Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Nine Months Ended	Accessories	Furniture	Total
March 31, 2009	$19,053	$48,774	$67,827
March 31, 2008	24,415	24,327	48,742

Dollar increase (decrease)	$(5,362)	$24,447	$19,085

Percent increase (decrease)	(22%)	100%	39%
The decrease in net sales of fans, lighting and accessories was primarily the result of a decline in: (i) orders from Lowe’s related to indoor lighting and outdoor lighting; (ii) non-core drop shipped products; (iii) sales of fan accessories; and (iv), sales of the mix and match portable lamps through Lowe’s.

Woodard sales were primarily comprised of sales to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture, the majority of sales to mass merchants occur from December to April each year. The net sales of Woodard outdoor furniture were higher due to the inclusion of nine full months of sales in fiscal 2009 versus only three months in the fiscal 2008 comparable period.
Based on the most recent annual product line reviews, management believes that Lowe’s plans to continue the respective programs it currently has with the Company. Management believes that, based on the amount of product currently shipped to Lowe’s, the Company remains a primary vendor for Lowe’s mix and match portable lamp and fan accessory/ceiling medallion programs. Management has no reason to believe that the Company will not continue to be invited to participate in each of Lowe’s scheduled reviews for its existing and new product lines. The line reviews occur on an annual basis for each product category throughout the year and give us the potential to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of the existing SKUs in the product lines currently offered by the Company to Lowe’s.
While competitive pricing is essential in the Mass segment, management believes that future growth is contingent upon the success of the Company’s ongoing efforts to introduce new products, styles and marketing concepts to existing customers and the expansion of the business to new customers.
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 4.4% to 20.7% for the nine months ended March 31, 2009, from 25.1% for the nine months ended March 31, 2008, primarily due to consolidated sales of Woodard products that carry a lower gross profit percentage than the Company’s historical operations, as well as a relative increase in the proportion of sales in the lower-margin Mass segment.
Gross profit as a percentage of net sales of the Specialty segment decreased 1.2% to 30.6% for the nine months ended March 31, 2009, from 31.8% in the nine months ended March 31, 2008. The decrease is summarized in the following table.
Gross Profit as a Percentage of Net Sales of Specialty Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Nine Months Ended	Accessories	Furniture	Total
March 31, 2009	34.0%	26.1%	30.6%
March 31, 2008	34.9%	21.5%	31.8%

Percent increase (decrease)	(0.9%)	4.5%	(1.2%)

Decreases in gross margin for ceiling fans and lighting is primarily due to changes in sales mix to items that carry a lower margin, as well as inflation in the cost of goods sold. Outdoor furniture margins were higher due primarily to pricing increases implemented for the current selling season.
For fiscal year 2009, we expect gross profit as a percentage of net sales of ceiling fans and lighting in the Specialty segment to be consistent with the results generated in the fiscal year ended June 30, 2008. Gross profit as a percentage of net sales of Woodard outdoor furniture in the Specialty segment is expected to increase slightly over fiscal 2008, as the Company has implemented higher pricing for the 2009 season, to offset cost of goods increases from its suppliers.

Gross profit as a percentage of net sales of the Mass segment decreased 5.0% to 13.2% of net sales for the nine months ended March 31, 2009, from 18.3% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of Mass

	Fans	Woodard
	Lighting &	Outdoor	Segment
Nine Months Ended	Accessories	Furniture	Total
March 31, 2009	21.8%	9.9%	13.2%
March 31, 2008	26.2%	10.4%	18.3%

Percent decrease	(4.4%)	(0.5%)	(5.0%)

Gross profit as a percentage of net sales for the Mass segment decreased partially due to higher material costs experienced in our Design Trends subsidiary. Mass gross profit as a percent of net sales for Woodard outdoor furniture is low relative to other channels as all sales are direct import.
For fiscal year 2009, gross profit as a percentage of net sales of fans, lighting and accessories are expected to decrease versus the fiscal year ended June 30, 2008, as a result of higher material and shipping costs, and difficulty in passing along pricing increases. Overall Mass segment gross profit is expected to also decrease as lower-margin outdoor furniture sales grow relative to lighting and accessories.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $4,050,000 to $23,416,000 or 19.6% of net sales for the nine months ended March 31, 2009, from $19,366,000 or 19.7% of net sales for the same period last year. As a result of the acquisition of certain assets of Woodard, LLC on January 2, 2008 the results shown below for the nine month ended March 31, 2008 only include three months of Woodard expenses.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Nine Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2009	2008	Year Period
Historical Craftmade	$15,299	$15,829	$(530)
Woodard Incremental	8,117	3,537	4,580

	$23,416	$19,366	$4,050

The decrease in historical Craftmade expenses was primarily due to lower commissions, lower insurance claims and a reduction in advertising spending, offset by an increase in bad debt expense, incremental bank charges and an increase in salaries and wages. The increase in salaries and wages was due to one-time restructuring costs of $251,000 related to a company-wide reduction in force that was implemented in February of 2009. These variances are summarized below:

Historical Craftmade
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Nine Months Ended		(Decrease)
	March 31,	March 31,	Over Prior
	2009	2008	Year Period
Commissions	1,715	2,024	(309)
Advertising	$1,257	$1,501	$(244)
Group insurance	669	832	(163)
Accounting, legal and consulting	1,771	1,900	(129)
Salaries and wages	5,599	5,440	159
Bank charges	220	145	75
Bad debt	208	122	86
Other	3,860	3,865	(5)

	$15,299	$15,829	$(530)

Management is focused on reducing SG&A expenses and anticipates that SG&A expenses for the fourth quarter of fiscal year 2009 will decrease versus results generated in the each of the first three quarters of the year. The integration of the Woodard business has been completed, with most corporate functions having been relocated from Chicago, Illinois and integrated into the Coppell, Texas location. As of early February 2009 the former Woodard, LLC offices in Chicago have been closed, with the few remaining Chicago-based personnel moving into a much smaller office space, generating significant savings. The Company has also implemented a company-wide reorganization and reduction in force, impacting all locations and functions and resulting in a more than 5% decrease in the number of employees. Management anticipates that these actions will have significant impact on SG&A in future quarters.
Interest Expense. Net interest expense of the Company decreased $36,000 to $1,108,000 for the nine months ended March 31, 2009, from $1,144,000 for the nine months ended March 31, 2008. This increase is primarily due to lower interest rates in effect as compared to the same period in the previous year, offset by increased working capital associated with the acquisition of certain assets of Woodard, LLC.
Minority Interest. Minority interest expense decreased $626,000 to $443,000 for the nine months ended March 31, 2009, from $1,069,000 for the same period in the previous year. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The income tax benefit was $307,000 or 27.5% of loss before income taxes for the nine months ended March 31, 2009, compared to an income tax provision of $929,000 or 34.8% of income before income taxes for the nine months ended March 31, 2008. The effective tax rate is calculated by dividing income tax expense by income after minority interest and before income taxes. The effective tax rates presented are weighted averages of our multiple legal entities with effective income tax rates that differ from the statutory United States federal income tax rate of 34% due to the impact of state income taxes. The resulting consolidated effective rate can be significantly different that the statutory United States federal income tax rate of 34% due to the effect of operating losses in certain legal entities of the Company being offset by gains in other entities. The resulting consolidated effective tax rate is not necessarily representative of the effective tax rate in any of the individual tax entities of the Company. See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for

additional detail regarding the Company’s policy for determining the provision for income taxes.
Liquidity and Capital Resources
     The Company’s cash increased $418,000 from $1,269,000 at June 30, 2008 to $1,687,000 at March 31, 2009. Net cash used by the Company’s operating activities was $13,498,000 for the nine months ended March 31, 2009, compared to cash used by the Company’s operating activities of $3,601,000 for the same period last year. The increased use of cash was primarily to fund increased working capital primarily related to the significant shipments of Woodard furniture to the Mass segment for the ramp up to the furniture selling season.
     The $1,381,000 of cash used in investing activities for the nine months ended March 31, 2009 was related to additional contingent consideration for the acquisition of Marketing Impressions, Inc., investing in tooling for the Owosso, Michigan production facility, and leasehold improvements in both the new outdoor furniture showroom in Chicago, Illinois, and the existing fan and lighting showroom in Dallas, Texas.
     The $15,297,000 of cash provided by financing activities for the nine months ended March 31, 2009 primarily resulted from drawing on the Company’s lines of credit to support increased inventory and receivable levels. See Long-Term Obligations for further discussion on the Company’s debt facilities.
     As of December 31, 2008, the Company reclassified as current the outstanding balance on the Frost Line of Credit due to the maturity of the Frost Line of Credit on December 31, 2009. The Company is currently in discussions with several lenders in relation to refinancing the line of credit prior to the maturity of the existing agreement, but there can be no assurance that we will be able to finalize an agreement on terms acceptable to the Company or at all.
     At December 31, 2008, the Company was not in compliance with the fixed charge coverage ratio covenant in the Frost Line of Credit. The Company secured a waiver related to the fixed charge coverage ratio for the quarter ended December 31, 2008. The Company incurred a $125,000 fee in conjunction with this waiver, which is recorded as Other Expense in the quarter ended March 31, 2009. No amendments were made to the Frost Line of Credit and there was no other effect on the Company’s consolidated financial statements as a result of the noncompliance or the corresponding grant of waiver. At March 31, 2009, the Company was in compliance with all financial covenants in the Frost Line of Credit.
     Management anticipates that future cash flows will be used primarily to retire existing debt, fund potential acquisitions, repurchase Common Stock or fund other investments that will enhance long-term shareholder value and distribute earnings to its minority interest member. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing shareholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
Recent Accounting Pronouncements
     In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009 FASB issued FASB Staff Position FSP No. FAS 141(R)-1 (“FSP FAS No.141(R)-1”) which amends SFAS 141(R) and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS No. 141(R)-1 are effective for the Company on July 1, 2009, and the Company will apply them prospectively to all business combinations subsequent to the effective date.
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
Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:

Summary of Long Term Obligations
(Dollars in thousands)

		Outstanding
		Balance	Current
	Commitment	Mar 31, 2009	Interest Rate	Maturity
Note payable — facility	n/a	10,435	6.5%	December 10, 2017
Capital lease obligation	n/a	80		November 5, 2010

Sub-total		10,515
Less: current amounts due		532

Long-term obligations		$9,983

     On December 31, 2007, Craftmade entered into a Third Amended and Restated Loan Agreement (the “Loan Agreement”) with The Frost National Bank (“Frost”). The Loan Agreement amends the Second Amended and Restated Loan Agreement dated September 18, 2006, between Craftmade and Frost. Also, on December 31, 2007, Craftmade executed (i) a Revolving Promissory Note (the “Frost Note”) payable to the order of Frost, in the principal amount of $20,000,000, (ii) a Revolving Promissory Note (the “Whitney Note”) payable to the order of Whitney National Bank, in the principal amount of $20,000,000 and (iii) a Revolving Promissory Note (the “Commerce Note” and, together with the Frost Note and the Whitney Note, the “Notes”) payable to the order of Commerce Bank, N.A. in the principal amount of $10,000,000. Each Note bears an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5%. All Notes will mature on December 31, 2009. The Notes replace the Promissory Note in the principal amount of $30,000,000, payable to the order of Frost dated September 18, 2006. As a result of this transaction, total credit lines available to Craftmade and its subsidiaries have increased from $30,000,000 to $50,000,000. Per the borrowing base established in the Loan Agreement, there was $9,422,160 available to borrow under the Notes at March 31, 2009.
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
     Based on the Loan Agreement and the Amendment, the Company was not in compliance with the fixed charge coverage ratio covenant in the Frost Line of Credit at December 31, 2008. The Company secured a waiver related to the fixed charge coverage ratio for the quarter ended December 31, 2008. The Company incurred a $125,000 fee in conjunction with this waiver, which is recorded as Other Expense in the quarter ended March 31, 2009. No amendments were made to the Frost Line of Credit and there was no other effect on the Company’s consolidated financial statements as a result of the noncompliance or the corresponding grant of waiver. At March 31, 2009, the Company was in compliance with all financial covenants in the Frost Line of Credit.

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
     As of December 31, 2008 the Company reclassified the outstanding balance on its line of credit to current liabilities due to the maturity of the credit agreement on December 31, 2009. The Company is currently in discussions with several lenders in relation to refinancing the line of credit prior to the maturity of the existing agreement, but there can be no assurance that we will be able to finalize an agreement on terms acceptable to the Company or at all.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2009 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC on September 26, 2008.
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
Item 1A. Risk Factors
The Company published an extensive list of risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC on September 26, 2008. While there have been no material changes in the specific risk factors noted at that time, the overall level of business risk across most industries, including those which the Company participates in, have increased significantly since June 30, 2008. The current broad economic downturn has affected all aspects of business, including but not limited to employment levels, consumer spending, inflation, interest rates, availability of credit, and foreign exchange rates. These factors have affected and will continue to affect the Company and its suppliers, customers, employees, bank partners and competitors. Management is focused on continuing to create value for our shareholders, but there can be no certainty as to the length and severity of this current severe downturn or to the impact on the Company’s future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5. Other Information
On February 13, 2009, the Company secured a Waiver to Third Amended and Restated Loan Agreement (the “Waiver”) with The Frost National Bank (“Frost”) and certain other lenders. The Waiver was only in relation to the Fixed Charge Coverage Ratio covenant under the Loan Agreement and Amendment, and was only in effect for the quarter ended December 31, 2008.

Item 6. Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated as of December 18, 2007, by and among Woodard, LLC, Henry Crown and Company d/b/a CC Industries, Inc. and Craftmade International, Inc., previously filed as Exhibit 2.1 to the Company’s Form 8-K on January 4, 2008, and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

2.2	Stock Purchase Agreement between Craftmade International, Inc., Trade Source International, Inc., and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.1 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

Pursuant to Item 601(b)(2) of Regulation S-K, the Company has not filed herewith the schedules and exhibits to the foregoing exhibit and agrees to furnish supplementally to the Securities and Exchange Commission, upon request, any omitted schedules or similar attachments to the foregoing exhibit.

2.3	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, dated September 15, 2006, previously filed as Exhibit 10.2 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

2.4	Agreement for the Purchase and Sale of Personal Goodwill between Trade Source International, Inc. and Robert Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.3 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

2.5	Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to the Company’ Form 8-K on September 18, 2006, and incorporated by reference herein.

2.6	Non-Competition Agreement between Trade Source International, Inc. and Robert W. Lackey, dated September 15, 2006, previously filed as Exhibit 10.5 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

2.7	Non-Competition Agreement between Trade Source International and Robert W. Lackey, Jr., dated September 15, 2006, previously filed as Exhibit 10.6 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

2.8	Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to the Company’s Form 8-K on September 18, 2006,

Exhibit
Number	Description

and incorporated by reference herein.

2.9	Partially Subordinate Security Agreement among Trade Source International, Inc., Marketing Impressions, Inc., Prime Home Impressions, LLC, and Robert Lackey, (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.8 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

2.10	Subordination Agreement by and among Robert W. Lackey (“Lackey”), as collateral agent for Lackey, Robert W. Lackey, Jr., Imagine One Resources, LLC, RWL Corporation, R.L. Products Corporation, and The Frost National Bank, Trade Source International, Inc., Marketing Impressions, Inc., Prime/Home Impressions, LLC and Craftmade International, Inc., dated September 15, 2006, previously filed as Exhibit 10.9 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

2.11	Agreement and Plan of Merger by and among Craftmade International, Inc., Bill Teiber Co., Inc., Teiber Lighting Products, Inc., Todd Teiber and Edward Oberstein dated March 1, 2005, previously filed as Exhibit 10.1 to the Company’s Form 8-K on March 7, 2005, and incorporated by reference herein.

2.12	Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Form 8-K filed on July 15, 1998, and incorporated by reference herein.

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, dated March 24, 1992, and filed as Exhibit 4.2 to the Company’s Form S-8 (File No. 333-44337), and incorporated by reference herein.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)(2) to the Company’s Post Effective Amendment No. 1 to Form S-8 (File No. 33-33594-FW), and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2	Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 4 to the Company’s Form 8-K on July 9, 1999, and incorporated by reference herein.

4.3	Warrant Certificate dated January 2, 2008, issued by Craftmade International, Inc. to Woodard, LLC.

Exhibit
Number	Description

10.1	Promissory Note dated November 14, 2007, in the original principal amount of $11,000,000 payable to the order of Allianz Life Insurance Company of North America and executed by CM Real Estate, LLC., previously filed as Exhibit 10.1 to the Company’s Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.2	Deed of Trust, Mortgage and Security Agreement by CM Real Estate, LLC, effective November 14, 2007, previously filed as Exhibit 10.2 to the Company’s Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.3	Guaranty Agreement dated November 14, 2007, by Craftmade International, Inc. in favor of Allianz Life Insurance Company of North America, previously filed as Exhibit 10.3 to the Company’s Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.4	Lease Agreement dated as of November 14, 2007, between CM Real Estate, LLC and Craftmade International, Inc., previously filed as Exhibit 10.4 to the Company’s Form 8-K on November 20, 2007 (File No. 000-26667), and incorporated by reference herein.

10.5	Third Amended and Restated Loan Agreement Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Hereto, dated December 31, 2007, previously filed as Exhibit 10.1 to the Company’s Form 8-K on January 7, 2008 (File No. 000-26667), and incorporated by reference herein.

10.6	First Amendment to Credit Agreement, effective September 30, 2008, Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Thereto, dated November 10, 2008, previously filed as Exhibit 10.6 to the Company’s Form 10-Q on November 14, 2008 (File No. 000-26667), and incorporated by reference herein.

10.7	Waiver to Third Amended and Restated Loan Agreement, dated February 13, 2009, Among Craftmade International, Inc., the Frost National Bank, As Administrative Agent, and the Other Lenders Party Thereto, previously filed as Exhibit 10.7 to the Company’s Form 10-Q on February 17, 2009, and incorporated by reference herein.

10.8	Revolving Promissory Note Between Craftmade International, Inc., and The Frost National Bank, dated December 31, 2007, previously filed as Exhibit 10.2 to the Company’s Form 8-K on January 7, 2008, and incorporated by reference herein.

10.9	Revolving Promissory Note Between Craftmade International, Inc., and Whitney National Bank, dated December 31, 2007, previously filed as Exhibit 10.3 to the Company’s Form 8-K on January 7, 2008, and incorporated by reference herein.

10.10	Revolving Promissory Note Between Craftmade International, Inc., and Commerce Bank, N.A., dated December 31, 2007, previously filed as Exhibit 10.4 to the Company’s Form 8-K on January 7, 2008, and incorporated by reference herein.

10.11	Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

Exhibit
Number	Description

10.12	Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

10.13	Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

10.14	Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

10.15	Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

10.16	Employment Agreement dated as of July 1, 2008, between Craftmade International, Inc. and James R. Ridings, previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on July 8, 2008, and incorporated herein by reference.

31.1*	Certification of J. Marcus Scrudder, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of J. Marcus Scrudder, Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFTMADE INTERNATIONAL, INC. (Registrant)
Date: May 14, 2009	/s/ J. Marcus Scrudder
J. MARCUS SCRUDDER
Chief Executive Officer

Date: May 14, 2009	/s/ C. Brett Burford
C. BRETT BURFORD
Chief Financial Officer