Form 10-K
period 2009-06-30
CRAFTMADE INTERNATIONAL INC
filed 2009-09-28
CIK 856250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-26667
Craftmade International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (Incorporation or Organization)	75-2057054 (I.R.S. Employer Identification No.)

650 South Royal Lane, Suite 100 Coppell, Texas (Address of Principal Executive Offices)	75019 (Zip Code)
(972) 393-3800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $0.01	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2008 was approximately $9,811,740 based upon the closing price of the common stock on the NASDAQ Global Market reported for such date.
The number of shares outstanding of the registrant’s $.01 par value common stock as of September 18, 2009 was 5,704,500.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

Disclosure Regarding Forward-Looking Statements
In this Form 10-K, references to “Craftmade,” “ourselves,” “we,” “our,” “us,” “its,” “itself,” and the “Company” refer to Craftmade International, Inc., Trade Source International, Inc., Woodard-CM, LLC, Prime/Home Impressions, Inc., their wholly-owned subsidiaries, and Design Trends, LLC, the Company’s 50%-owned limited liability company, unless the context requires otherwise.
Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings with the Securities and Exchange Commission, in press releases, and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “forecasts,” “intends,” “potential,” “continue,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. These forward-looking statements include statements or predictions regarding among other items:
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

Current Market Conditions

At the beginning of the 2007 fiscal year, the slowing of housing-related demand affected our business, and this impact continued through the 2008 and 2009 fiscal years. The decline in housing turnover was compounded by a broad economic downturn which began in 2008 and has continued into 2009, which negatively impacted both consumer confidence and discretionary spending. This economic downturn is widely viewed as one of the worst since the Great Depression, and its impact has affected all sectors of the economy. This economic environment and the corresponding decline in home-related spending have significantly impacted both our Specialty and Mass retail segments. In addition to historically low levels of new home construction, management believes that consumers also chose to delay home improvement projects and renovations due to well-publicized reports of economic weakness, job losses and declining home values.

Despite the housing-related pressures, the Company has continued to introduce innovative and distinctive products that reflect emerging consumer trends, including new lines of interior and exterior lighting fixtures, ceiling fans and vent fans. The 2008 acquisition of certain assets of Woodard, LLC has also broadened the Company’s offering to include outdoor patio furniture, opened up new channels and outlets for existing Craftmade products, and created avenues for cross selling both existing and new products to our customers. Following this acquisition, the Company has also focused on the design and development of new and innovative outdoor furniture lines, and has expanded the distribution of clocks and weather gauges through the new distribution channel of independent lawn and garden retailers.

Additional information regarding current market conditions are detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Acquisition of Certain Assets of Woodard, LLC .

On January 2, 2008, Woodard-CM, LLC, a wholly owned subsidiary of Craftmade (“Woodard”), completed the purchase of substantially all of the net assets of Woodard, LLC, a leading Chicago-based designer, manufacturer and distributor of a broad line of outdoor furniture products and related accessories (the “Woodard Asset Acquisition”) pursuant to the Asset Purchase Agreement, dated as of December 18, 2007 (the “Woodard Agreement”), among Craftmade, Woodard and Henry Crown and Company d/b/a CC Industries, Inc. In the acquisition, the Company initially paid Woodard $19,265,000 plus a working capital adjustment of $954,000 and warrants (the “Warrants”) to purchase up to 200,000 shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”) for 10 years from the date of issuance at a purchase price of $8.10 per share, valued at $279,000. The purchase price consideration included 500,000 shares of Common Stock valued at $8.10 per share based on the average closing price of the Common Stock for the three days prior to signing the Woodard Agreement for an aggregate price of $4,050,000 (purchase price per share of Common Stock for financial reporting is $8.00 based on the average closing price of the Common Stock on the two days prior, two days after and day of the announcement of the signing of the Woodard Agreement, for an aggregate price of $4,000,000), with the remaining purchase price paid in cash at closing. The Woodard Agreement allowed the parties to adjust the purchase price to accurately reflect the working capital up to 60 days after the closing of the acquisition, resulting in a working capital adjustment of $1,272,000, which was due to the Company. Including the working capital adjustment, the total adjusted cash consideration for the acquisition was $14,896,000.

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

Lowe’s remains the Company’s largest customer, and management believes that, based on the amount of product currently shipped to Lowe’s, the Company continues to be a primary vendor for Lowe’s mix and match portable lamps, lamp accessory and ceiling medallion programs. The Woodard Asset Acquisition also significantly increased the Company’s presence at Lowe’s. While management believes that Craftmade will continue to be invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines, the Company has no long-term supply contracts with Lowe’s and vendor commitments are revisited at each line review. The line reviews occur approximately on an annual basis for each product category and give Craftmade the opportunity to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of existing SKUs in the product lines currently offered to Lowe’s.

In addition to Lowe’s, the Company sells a variety of products to many other mass retailers and continues to focus its efforts on this channel in order to grow sales and diversify its customer base. Management believes that the future growth of the Mass segment (as described in Section (b) below) is contingent upon the success of the Company’s ongoing efforts to introduce new products, product lines and marketing concepts to existing customers and the expansion of the business to new customers.

(b)	Financial Information About Reportable Segments

The Company is organized by customer base into two operating segments referred to as Specialty and Mass. Prior to June 30, 2008, these segments were referred to as Craftmade and TSI, respectively. Subsequent to that date, “Craftmade International, Inc.” and “Craftmade” refer to the Company and “Craftmade ceiling fans” refers to ceiling fan products sold primarily within the Specialty segment under the Craftmade trade name. “TSI” now refers specifically to the Trade Source International subsidiary rather than the entire Mass segment.

The Specialty segment primarily derives its revenue from home furnishings, including ceiling fans, light kits, bath-strip lighting, lamps, light bulbs, door chimes, ventilation systems, outdoor patio furniture and other accessories offered primarily through lighting showrooms, patio dealers, hospitality customers and catalog houses. The Mass segment derives its revenue from outdoor lighting, outdoor patio furniture, portable lamps, indoor lighting and fan and lamp accessories marketed solely to mass retailers and certain major retail chains.

The additional sales that have resulted from the Woodard Asset Acquisition come from independent patio dealers, hospitality customers and mass retailers. Sales with the independent patio dealers and hospitality customers are included in the Specialty segment and sales to mass retailers are included in the Mass segment.

The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows. Financial information with respect to the Company’s segments is found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 10 – Segment Information” in the Company’s Consolidated Financial Statements. All prior year financial information has been renamed to be consistent with the current year disclosure.

(c)	Narrative Description of Business

Craftmade International, Inc. was incorporated in the state of Texas in 1985 and reincorporated in the state of Delaware in 1991. Based in Coppell, Texas, the Company has expanded over the years through a combination of organic growth and acquisition of new product lines and customers. The Company currently sells a wide variety of home-related furnishings and products to both specialty retailers and mass merchandisers.

Specialty – Specialty is the reporting segment for the portion of the Company’s business principally engaged in the design, distribution and marketing of ceiling fans, light kits, bath-strip lighting, interior lighting fixtures, light bulbs, door chimes, ventilation systems, outdoor patio furniture and related accessories to a nationwide network of over 2000 lighting showrooms, patio dealers, and electrical wholesalers specializing in sales to the remodeling, new home construction and replacement markets.

The Specialty ceiling fan product line consists of over 60 premium-priced to lower-priced ceiling fans and is distributed under the Craftmade® trade name. The combination of design and functional features which characterize Craftmade ceiling fans have made them, in management’s judgment, one of the most reliable, durable, energy efficient and cost effective ceiling fans in the marketplace.

The Specialty segment also includes nearly 80 light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits. In addition, the Company offers nearly two dozen styles of bath-strip lighting and over 40 designs of outdoor lighting to its Specialty customers.

The Specialty segment also includes sales of over 100 families of outdoor patio furniture under the Woodard, Woodard Landgrave and Lyon Shaw trade names to independent patio dealers, hospitality customers and catalogue houses. The Company offers molded aluminum, extruded aluminum, wrought iron and woven furniture lines in a wide variety of styles, finishes and fabrics, which can be produced in a significant number of combinations for the end consumer.

Mass – Mass is the reporting segment for the portion of the Company that is principally engaged in the design, distribution and marketing of outdoor and indoor lighting, outdoor patio furniture, various fan accessories and lamp parts, and home décor items to mass merchandisers. The Mass segment’s outdoor lighting consists of numerous lighting programs distributed to mass merchandisers in a variety of designs and decorative finishes. The indoor lighting product line primarily includes portable lamps. Craftmade strives to offer its Mass customers high quality products at value prices, and these products are typically sold under the retailers’ own trade names.

The Mass segment includes sales from four Craftmade subsidiaries: Trade Source International (“Trade Source” or “TSI”), PHI, Design Trends and Woodard. Trade Source, PHI and Woodard are wholly-owned subsidiaries and Design Trends is 50% owned by Craftmade.

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

Products

The following table summarizes net sales by product category (defined below) as a percentage of consolidated net sales:
Net Sales by Product Category

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Specialty
Ceiling fans, light kits and blades	16%	23%	37%
Outdoor patio furniture	20%	16%	0%
Ventilation, chimes and bulbs	4%	6%	10%
Clocks and weather gauges	1%	2%	3%
Bath and outdoor lighting	5%	7%	8%

	46%	54%	58%

Mass
Indoor lighting	10%	13%	23%
Outdoor lighting	1%	2%	2%
Outdoor patio furniture	37%	22%	0%
Accessories	6%	9%	17%

	54%	46%	42%

	100%	100%	100%

Specialty Segment Products

The Specialty segment is made up of products organized around two distinctive brands, each of which have numerous product offerings:
Craftmade Family of Products

Craftmade®	Woodard®
Decorative ceiling fans	Wrought iron patio furniture
Builder ceiling fans	Aluminum patio furniture
Light kits and blades	All seasons wicker patio furniture
Chandeliers and flushmounts	Patio umbrellas
Ceiling fan accessories	Outdoor lighting
Bath-strip lighting	Outdoor Clocks
Outdoor lighting	Weather gauges
Interior lighting fixtures
Door chimes
Smoke alarms
Ventilation systems
Light bulbs
During fiscal 2009 the Company re-branded many of its product lines to leverage on its two flagship trademarks. Prior to this time the Company’s bath-strip lighting, outdoor lighting and much of its interior lighting were branded under the Accolade® trade name, and its door chimes, smoke alarms, ventilation systems and light bulbs were branded as Teiber, all of which now bear the Craftmade brand. The Company’s outdoor lighting, outdoor clocks and weather gauges were sold under the Durocraft® brand name, and are now sold under the Woodard brand name.

Craftmade® – The Craftmade ceiling fan product line consists of over 70 premium fan series for sale to the new home construction, remodeling and replacement markets. These series are differentiated on the basis of cost, air movement and appearance. Craftmade ceiling fans are manufactured and assembled in a variety of colors, styles and finishes and can be used either in conjunction with or independent of Craftmade’s light kits. Series lines include Causal, Modern, Outdoor, Traditional and Youth, depending on the size, finish and other features, and range in price from the premium Chalice, Constantina, Quest and Amphora series to various lower-end builder series.

Craftmade ceiling fans come in five motor sizes, five blade sizes and over two dozen different decorative finishes. The range of styles and colors gives consumers the ability to select ceiling fans for any style of house, interior decoration or living and working area, including outdoor patios. Craftmade also markets nearly 80 light kit models in various colors for attachment and use with its ceiling fans or other ceiling fans, along with parts and accessories for its ceiling fans and light kits.

The Specialty segment includes more than 30 series of bath-strip lighting in different lengths and decorative finishes now sold under the Craftmade® trade name (formerly Accolade®). In addition, Craftmade offers more than 30 designs of outdoor lighting in different decorative finishes, and adds new finishes and designs from time to time based on customer demand.

The Company also offers 2,000 different light bulbs and complementary lighting products as well as an extensive line of door chimes, pushbuttons, ventilation systems and smoke alarms, which were formerly sold under the Teiber name. These products are typically offered via a proprietary display that displays numerous Craftmade products and consumes a minimal amount of floor space.

Woodard® – As a result of the Woodard Asset Acquisition, the Company offers a wide range of outdoor patio furniture and related products such as umbrellas and patio lighting. Product lines include approximately 20 cast iron, over 30 cast and extruded aluminum and several collections of all-weather wicker products, and they range from the premium Woodard Landgrave collection to the more affordable Lyon Shaw series. Woodard items are primarily distributed to independent patio and garden retailers.

The Company also cross-markets numerous decorative clocks and weather gauges, mini-post lanterns, tabletop and freestanding candle lanterns, oil lanterns and special order items under the Woodard and Lyon Shaw names, which were formerly branded as Durocraft.

Mass Segment Products

The Mass segment’s products are organized into three groups: lighting, patio furniture, and accessories.

Lighting – The Company markets floor and table lamps, chandeliers and wall sconces designed by Patrick Dolan to various mass merchandisers through its Design Trends subsidiary. Design Trends’ portable lamp program, which is a significant part of the Mass indoor lighting program, is merchandised in a mix and match system that enables the consumer to customize a lamp base and shade combination. Selections of lamp bases include large, medium, buffet, small and mini lamps and are offered in a variety of styles and finishes. The Company also markets outdoor lighting in a variety of decorative finishes, colors and sizes to various mass merchandisers under the TSI Prime brand, as well as the retailers’ private label brands.

Patio Furniture – The Company offers a broad line of patio furniture, tables, and umbrellas under Woodard Worldwide, Carolina Forge and various private label trade names. Product categories include cast iron, extruded aluminum and all-weather wicker furniture, as well as patio umbrellas and lighting.

Accessories – The Mass segment also markets programs of fan accessories and lamp parts, including universal down rods, pull-chains and ceiling medallions, to various mass merchandisers through PHI. Accessories also include non-core products such as decorative ceiling medallions and adjustable window cornices.

Product Sourcing

Specialty. Craftmade ceiling fans, bath-strip lighting, substantially all light kits and certain accessories are produced by multiple manufacturers in China. Light kit and other product orders are typically placed independently of ceiling fan orders, and all are received in container-sized lots. The Specialty segment includes a variety of light kits in various finishes and colors, as well as a variety of fixtures designed for ceiling fans. The Company also offers a variety of glass selections for the various light fixtures, including blown glass, beveled glass and crystal. Fixtures and glass are shipped in the light kit containers. Wall controls, timers and switches are manufactured by companies based in the United States. The Company also offers a variety of custom blade sets in various sizes and finishes. The finished products are packaged and labeled under the Craftmade brand name.

Woodard® branded outdoor patio furniture sold in the Specialty segment is sourced primarily from the Woodard manufacturing facility in Owosso, Michigan and consists primarily of wrought iron and extruded aluminum styles. These products are sold through specialty outdoor patio dealers, catalogue houses and hospitality suppliers. The Woodard Landgrave line is sourced through an exclusive relationship with the Mexican producer of Landgrave outdoor patio furniture and is only offered in the United States through Woodard.

The Specialty segment also includes light bulbs, door chimes, pushbuttons, ventilation systems, smoke alarms and complementary lighting products as well as clocks and weather gauges sourced from several manufacturers located in China and the United States. The Company also offer a wide variety of outdoor lighting styles in various finishes, colors and sizes and are designed for either wall mounting or as post-mounted fixtures.

The Specialty and Mass segments purchase outdoor lighting from several manufacturers located in China. All of the Company’s foreign vendors require payment 30 to 60 days after notification of shipment of product from Asia. While the Company does not typically sign long term supply contracts, it works closely with its vendors and attempts to foster long lasting supply partnerships.

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

The Company purchases much of its outdoor patio furniture for the Mass segment from a Chinese factory that is 50% owned by CCI, Inc., former owners of the Woodard line, and the remainder is purchased from various other Chinese manufacturers.

Distribution

Specialty. The Specialty segment includes ceiling fans, light kits and accessories which are primarily sold through more than 1,600 lighting showrooms and electrical wholesaler locations specializing in sales to the new home construction, remodeling and replacement markets. The segment also includes outdoor patio furniture sold primarily through more than 500 specialty patio and garden dealers. Craftmade and Woodard products sold to catalogue houses and hospitality accounts are also included in the Specialty segment.

The Company’s ceiling fans, light kits, bath strips, outdoor lighting and accessories are sold through 35 independent sales groups on a national basis. Each sales group is selected to represent Craftmade in a specific market area. The independent sales groups comprise a sales force of approximately 54 sales representatives, who represent Craftmade exclusively in the sale of ceiling fans in return for commissions on such sales. During each of the three fiscal years ended June 30, 2009, no single lighting showroom or electrical wholesaler accounted for more than 3% of Specialty segment net sales or 1.5% of consolidated net sales.

The Company’s outdoor patio furniture products are distributed on a national basis and are represented by a network of independent sales representatives. Each sales representative is selected to cover a specific market area and represents the Company exclusively in the sale of outdoor patio furniture in return for commissions on such sales. During the fiscal year ended June 30, 2009, no single patio dealer, hospitality customer or catalogue house accounted for more than 3% of Specialty segment net sales or 1.5% of consolidated net sales.

Sales representatives are carefully selected and continually evaluated in order to promote high-level representation of our products. Craftmade employees provide initial field training to new sales representatives covering features, styles, operation and other attributes of Craftmade products to enable representatives to more effectively market them. Additional training, especially for a new product series, is provided on a regular basis at semi-annual trade shows held at the Company’s showrooms. Management believes that it has assembled a highly motivated and effective sales representative organization that has demonstrated a strong commitment to the Company and its products. Management further believes that the strength of its sales representative organization is primarily attributable to the quality and competitive pricing of our products, as well as the ongoing administrative and marketing support that the Company provides to its sales representatives.

Mass. Substantially all of the Mass segment’s sales are to mass merchandisers, with Lowe’s comprising 44% and 24% of the sales of the Mass segment and the Company’s net sales, respectively, and Costco Wholesale Corporation (“Costco”) comprising 9% and 5% of the sales of the Mass segment and the Company’s net sales, respectively.

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

Marketing

Specialty. Craftmade relies primarily on the reputation of its products for high quality and competitive prices, and the efforts of its sales representative organization in order to promote the sales of its products in the Specialty segment. The principal markets for our ceiling fan and lighting products are the new home construction, remodeling and replacement markets. The principle markets for our outdoor living products are retail outlets. Craftmade utilizes advertising in home lighting magazines and outdoor living magazines, and broadly distributes its product catalogs.

Woodard introduced its first hand-crafted wrought iron furniture collection in the 1930’s. It been noted for superior craftsmanship and a high standard of excellence in design ever since. Like Craftmade, Woodard also utilizes the efforts of its sales representative organization to promote its products in the Specialty segment. Key placement for outdoor furniture can occur along with new construction or when the consumer moves their living space outdoors. Woodard places advertisements in outdoor living and décor magazines along with various trade publications.

Craftmade and Woodard also promote the lighting and outdoor product at semi-annual trade shows in Dallas (in January and June) and Chicago (July and September) respectively at company maintained showrooms. The Craftmade showroom is at the Dallas Trade Mart, and the Woodard showroom, which is open year-round, is at the Chicago Merchandise Mart.

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

Mass. The Mass segment relies primarily on the reputation of its products, merchandising concepts and the relationships it has with mass merchandisers with respect to its sales. From time to time the Company participates in advertising programs and special promotions conducted by its customers. The Company also promotes its product line at select trade shows and line reviews held by its customers.

Product Expansion

Craftmade continually expands its product lines, providing proprietary products to its customer base in order to meet current and anticipated demands for unique, innovative products. During the fiscal year ended June 30, 2009, the Company introduced 14 new ceiling fans and 5 complete interior lighting families of products, including chandeliers, pendants and sconces, as well as 6 new outdoor lighting collections and 9 new families of outdoor furniture. Each lighting family consists of 6 to 11 individual fixtures and outdoor patio furniture families generally consist of 5 to 12 pieces. Management believes that these new offerings have been well accepted by the Specialty dealers. In addition, the Company increased its selections of complementary products such as specialty light fixtures, including bath bars and outdoor lighting, as well as outdoor accessories such as clocks and gauges. The Company’s management will continue to search for opportunities for product expansion that it considers complementary to the Company’s existing product lines.

Seasonality

Historically, sales of the Company’s products, particularly ceiling fans and lighting kits, have been somewhat seasonal with sales in the warmer first and fourth quarters being higher than in the two other fiscal quarters. The acquisition of the Woodard furniture line has shifted the overall seasonality of the business, as the majority of outdoor furniture sales occur between January and April. Woodard customers also are allowed to participate in an early buy program, which allows them to purchase and take receipt of product in the fall but provides extended payment terms allowing them to pay during the selling season. This program is intended to help offset the Woodard production peak, and take advantage of production capacity during the off-season.

Backlog

Backlog is not a significant issue to the Company’s operations. Substantially all products distributed from the Coppell, Texas facility are shipped to customers within 48 hours following receipt of orders. While lead times are longer in relation to outdoor furniture distributed from the Owosso, Michigan production facility, many orders are shipped within two weeks of being placed and the vast majority ship within six weeks.

Competition

The markets for ceiling fans, lighting fixtures and outdoor patio furniture are highly competitive at all levels of operation and across both mass and specialty retailers. Some of the major companies in the ceiling fan industry include Casablanca, Hunter, Minka, Generation Brands companies, Quorum, Litex Industries, Emerson Electric and Taconi. Some of the major companies in the lighting fixture industry include Designer’s Fountain, Generation Brands, Catalina, Jimco Lamps, J. Hunt, Westinghouse, Kichler and Minka. Some of the many patio furniture competitors include Agio, Brown Jordan and Tropitone. A number of other well-established companies also are currently engaged in activities that compete directly with Craftmade. In addition, mass merchandisers themselves will, at times, compete with the Company by purchasing private label products directly from Asian factories.

Some of the Company’s competitors are better established and have longer operating histories, substantially greater financial resources or greater name recognition. However, the Company’s management believes that the quality of our products, the strength of our marketing organization and the growing recognition of our brands will enable Craftmade to compete successfully in these highly competitive markets.

More detail on the impact of competition on the Company’s business is set forth in “Item 1A. Risk Factors.”`

Product Warranties

Craftmade’s products are warranted against defects in workmanship and materials under warranties of various lengths and terms dependent on the product. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.
Product Warranty Costs
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Ceiling Fans & Lighting	$980	$1,179	$1,147
Outdoor Patio Furniture	910	541	—

	$1,890	$1,720	$1,147

Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes, are summarized in the following table (excluding related salaries and legal expenses):
Research and Development
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Research and development	$221	$184	$265
Independent Safety Testing

All of the ceiling fans, outdoor lighting, light kits and lamps sold by the Company in the United States and Canada are tested by independent laboratories such as Underwriter’s Laboratories (“UL”) and Intertek ETL (“ETL”), which are independent corporations that test consumer products, including ceiling fans and lighting fixtures, for public safety. Under its agreement with these labs, the Company voluntarily submits its products for testing, and the labs test the products for safety. If the product is acceptable, the testing lab issues a listing report that provides a technical description of the product. These labs also provide the manufacturers with procedures to follow in manufacturing the products. Electrical products that are manufactured in accordance with the designated procedures display a listing mark from the lab, which is generally recognized by consumers as an indication of a safe product and which is often required by various governmental authorities to comply with local codes and ordinances.

Product Liability

The Company is engaged in businesses that could expose it to possible claims for injury resulting from the failure of its products. While no material claims have been made against the Company since its inception and the Company maintains product liability insurance, there can be no assurance that claims will not arise in the future or that the coverage of the policy will be sufficient to pay any claims.

Patents and Trademarks

The Company has patented certain of its product designs and the functional features of some of its products. The expiration dates of Craftmade’s patents (excluding pending applications) currently range from 2009 to 2024. From time to time, the Company also enters into license agreements with various designers of the Company’s products, including license agreements concerning licenses on patents for certain fans and certain other license agreements entered into in the ordinary course of its business. The Company has registered the trademarks Craftmade®, Woodard®, Accolade® and Durocraft®, along with the product names of certain of its designs, with the United States Patent and Trademark Office.

Employees

As of June 30, 2009, the Company employed a total of 255 full-time employees, compared to 320 employees as of June 30, 2008. Substantially all employees are based in the United States and are located primarily at the Company’s headquarters and distribution center in Coppell, Texas, and at the Woodard factory in Owosso, Michigan. During fiscal 2009, the Company transitioned many functions previously performed at the former Woodard headquarters in Chicago, Illinois to other Company locations, primarily Coppell, Texas. This transition resulted in a significant net reduction of employees and the elimination of the Woodard headquarters in Chicago. Currently, four key sales and marketing personnel remain based in a satellite office in Chicago. As of June 30, 2009, two employees were based in Hong Kong. The Company believes that its relationship with its employees is excellent. None of the Company’s employees is represented by a labor union or is a member of a collective bargaining unit.

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

We will provide a copy of our Annual Report on Form 10-K annual report upon written request of any stockholder. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Item 1A. Risk Factors.
Described below are certain risks that we believe are applicable to our business and the industry in which we operate. There may be additional risks applicable to our business that are not presently material or known. There are also risks within the economy and the capital markets, both domestically and internationally, that affect business generally, including us and other companies in our industry, such as: the effects of terrorist attacks or other acts of war, including conflicts or war involving the United States or its allies or trading partners; the general strength of the economy, levels of consumer spending and consumer confidence; inflation; higher interest rates; higher fuel and other energy costs; higher transportation, fuel and utility costs; higher costs of labor, insurance and healthcare; labor strikes, weather conditions or natural disasters; foreign exchange rate fluctuations; and higher levels of unemployment, which have not been described. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

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
Strategic Risks and Strategy Execution Risks
Our primary markets, particularly the housing, home construction, and remodel sectors, and retail business are subject to business cycles which could lead to reduced short and long-term demand for our products.

General economic conditions in the United States, including the housing and home construction sectors, are affected by, among other things, consumer spending habits, levels of employment, salary and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. A decline in general economic conditions in the United States could lead to a reduced demand for our products. The United States has experienced a historic downturn in both new home construction and existing home sales in the past 36 months, and over the past 12 months the entire global economy has suffered a historic downturn. This recent broad downturn and the longer term housing collapse has negatively affected the Company’s business.

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

We sell our products primarily to specialty showrooms and mass merchandisers. If we fail to successfully introduce new products that are accepted by our customers, our operating results may be adversely affected.

Our failure in pursuing or executing any of our new business ventures, strategic alliances and acquisitions could have a material adverse impact on our business.

Our growth strategy includes expansion through new business ventures, strategic alliances and acquisitions. While we employ several different valuation methodologies to assess a potential growth opportunity, and structure favorable payout strategies to lower risk, we can give no assurance that any of our new business ventures and strategic alliances will positively affect our financial performance. Any acquisitions that we make may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and management’s attention from our other business issues and opportunities. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate companies that we acquire, our business could suffer materially. We may also encounter challenges in achieving appropriate internal control over our financial reporting in connection with our integration of an acquired company. In addition, our efforts to integrate any acquired company, and its financial results, into the Company may have a material adverse effect on our operating results.

Our revenues depend on our relationships with capable sales personnel as well as key customers, vendors, and manufacturers of the products that we distribute to our customers.

Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as key customers, vendors and manufacturers. Given the importance of a strong sales team to our success, we endeavor to hire capable sales people, compensate them appropriately and provide them with the training and tools necessary for them to succeed in their roles. If we fail to maintain our existing relationships with these parties or fail to acquire relationships with others like them in the future, our business may suffer.

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

We obtain over 80% of our products from third-party suppliers in China and Mexico with the remainder supplied from vendors, or self-manufactured in the United States. We do not have any material long-term contracts with our suppliers committing them to supply products to us. Most of our products are imported from suppliers under short-term purchase orders that we place with them. Therefore, our suppliers may not provide us with the products we need in the quantities that we request. Because we do not control the actual production of the products that we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. Political or financial instability, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transportation capacity and costs, inflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. In the event that any of our third-party suppliers become unable or unwilling to continue to provide us with products in the volumes that we require, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all, or at costs acceptable to us. An extended interruption in the supply of our products would have a materially adverse effect on our results of operations, which most likely would adversely affect the value of our Common Stock.
Risks Related to Profitable Growth
A decline in our customer’s willingness or ability to pay for goods in a timely manner, or at all, could lead to increased working capital costs, higher bad debt expense or lack of liquidity.

All segments of our business are highly competitive and the extension of credit terms to our customers is a critical part of our business offering, and must compare favorably with our competitors. The need to extend credit in order to gain sales must constantly be balanced with the risk of slow payments or payment defaults. Although the Company employs a credit team with years of experience in credit and collections, who carefully weigh all credit decisions, it is not possible to completely mitigate all credit risk. Should we experience a significant increase in late payments or bad debt write offs, it could materially impact our cash flow, ability to borrow against receivables and net income.

The loss of certain of our customers that represent a significant percentage of our net sales could adversely affect our results of operations.

All of the Mass segment’s net sales, including the net sales of Woodard, TSI, PHI and Design Trends, are made to mass merchandisers, with Lowe’s comprising the most significant portion of Mass net sales. The loss of or reduction in our orders with this customer, or any other significant customer, could have a material adverse effect on our business and financial results, as could disputes with our customers regarding shipments, fees, product condition or related matters. Our inability to collect accounts receivable from any of these customers also could have a material adverse affect on our financial condition and results of operations.

If net sales to these customers were at levels significantly lower than currently anticipated, we would be required to find other customers for existing inventory on hand. There can be no assurances that we would be able to obtain additional customers for this inventory or that any alternative sources would generate similar sales levels and profit margins as anticipated with our current mass merchandise customers.

We do not have long-term sales agreements with or other contractual assurances as to future sales from any of our customers. Our customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance and their desired inventory levels. Changes in our customers’ strategies, including a reduction in the number of brands they carry or a shift of shelf space to private label products (unless we provide such products) may adversely affect our net sales. Additionally, our customers may face financial or other difficulties that may impact their operations and their purchases from us, which could adversely affect our results of operations. If net sales to one or more of our customers are reduced, this reduction may have a material adverse effect on our business, financial condition and results of operations.

Our mass merchandise customers may pressure us to lower our prices or take other actions that may adversely impact our results of operations.

Our mass merchandise customers may pressure us to lower our prices in addition to requiring various stipulations from us related to inventory practices, product reset costs, logistics or other aspects of the customer-supplier relationship. For example, Wal-Mart and other customers have indicated a desire to utilize Radio Frequency Identification (“RFID”) technology in an effort to improve tracking and management of product in their supply chain. Large-scale implementation of this technology would significantly increase our product manufacturing and distribution costs. Meeting these types of demands of customers may adversely affect our margins and results of operations. If we fail to effectively respond to these types of demands of our customers, our sales and profitability could be materially adversely affected. In addition, our mass merchandise customers hold line reviews throughout the year for each product category. Even though line reviews give us the potential to add new SKUs, participation in line reviews could result in a partial or complete reduction of our existing SKUs in the product lines currently offered which could have a materially adverse effect on our results of operations.

Our mass merchandise customers may choose to directly source many of the products we currently provide.

We compete against a wide variety of global and local competitors. As a result, there are ongoing competitive product and pricing pressures in the environments in, which we operate, as well as challenges in maintaining profit margins. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. In particular, our mass merchandise customers may choose to source directly from manufacturers in Asia many of the products we currently provide.

To the extent our mass merchandise customers purchase products in excess of consumer consumption in any period, our net sales in a subsequent period may be adversely affected as mass merchandisers seek to reduce their inventory levels.

From time to time, our mass merchandise customers may purchase more products from us than they expect to sell to consumers during a particular time period. If mass merchandisers increase their inventory during a particular reporting period, then our sales during the subsequent reporting period may be adversely impacted as these mass merchandisers seek to reduce their inventory to usual levels. To the extent our customers seek to reduce their usual or customary inventory levels, the adverse impact of such “de-inventorying” on our sales and profitability would be even greater.

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

Risks Associated with Being Publicly Traded
Our Common Stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our Common Stock.

There has been limited trading in our Common Stock and there can be no assurance that an active trading market in our Common Stock will exist. Our Common Stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or that the price per share of the Common Stock will appreciate over time.
Risks Relating to Liquidity
Our inability to meet financial covenants contained in our credit facilities could adversely impact our ability to fund our operations.

Our ability to make payments on and to refinance our indebtedness and to fund our working capital needs, planned capital expenditures, acquisitions, and dividends on our Common Stock will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from our operating activities or that future borrowings will be available under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our credit facility contains restrictive covenants that can require us to maintain specified financial ratios. Our ability to satisfy those financial ratios can be affected by events beyond our control, and we cannot provide assurance that we will satisfy those ratios. A breach by us of any of these financial ratio covenants or other covenants could result in our being in default under our credit facility. Upon the occurrence of an event of default by us, our lenders could elect to declare the applicable outstanding indebtedness immediately due and payable and terminate all commitments to us to extend further credit. We can offer no assurances that our lenders would waive a default or that we could pay the outstanding indebtedness in full under our credit facility if it were accelerated by our lenders.

We are exposed to the risk of an increase in interest rates.

We do not have any agreements with third parties to hedge against the potential rising of interest rates. The variable rates of interest on our credit facility are based on various index rates, including LIBOR and the Prime Rate, plus the spread as defined by the loan agreements. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from fluctuations in interest rates.

We are exposed to the risk of foreign currency appreciation.

Generally, we purchase our products in U.S. dollars. However, we source substantially all of our products from manufacturers in the People’s Republic of China. As a result, our costs for these products may be affected by changes in the value of the U.S. dollar against the Chinese yuan. We cannot be assured that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Risks Associated with Dependence on Technology
We rely heavily on our management information systems for manufacturing, inventory management, distribution and other functions. If our systems fail to perform these functions adequately or if we experience an interruption in our operations, we could be materially adversely affected.

The efficient operation of the Company is dependent on our management information systems. We rely heavily on our management information systems to manage our order entry, order fulfillment, pricing, point-of-sale, and inventory replenishment processes. The failure of our management information systems to perform as anticipated could disrupt our business and could result in decreased revenue, increased overhead costs, and excess or out-of-stock inventory levels, causing us to suffer materially.
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

Changes in accounting rules could have a material impact on our reported business and financial results.

U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the PCAOB, the SEC, and various governmental and regulatory bodies that promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results.

Risks Associated with Insurance / Product Liability
Failure or flaws in our products could lead to product liability claims and payment of associated financial damages or penalties.

The Company goes to great length to ensure that its products meet the highest standard for reliability and consumer safety. We work closely with our contract manufacturers to design, develop and produce products that are both attractive and highly functional, and that pose no threat to our customers when used in an appropriate manner. In the current highly litigious environment, any flaw or failure in our products that causes harm to an individual, property damage or simply consumer dissatisfaction could become the source of legal action, either on an individual or class action basis. Such legal actions could have wide ranging impact including distraction of senior management, adverse publicity, legal fees and financial damages or penalties. While no material claims have been made against the Company since its inception, and the Company maintains product liability insurance, there can be no assurance that claims will not arise in the future or that the coverage of our policy will be sufficient to pay any claims.
Risks Associated with Balancing Inventory
The Company could suffer financial losses due to carrying excessive inventory, or conversely due to having insufficient inventory on hand to meet the needs of our customers.

Since over 80% of our sales are sourced from China, the Company has to maintain high levels of inventory in order to meet customer needs and our own delivery policies. The Company seeks to minimize inventory levels wherever possible because of the significant expense associated with the purchase, shipping and warehousing of our products.

In order to gain and retain distribution of our products, we often need to produce specific product lines under customer-owned (“Private Label”) brands, which legally cannot be sold in any outlets other than those owned by that customer. Discontinued or overstocked products from the Private Label segment generally have to be destroyed or liquidated at highly discounted and unprofitable prices. Management believes that competing in the Private Label segment is essential to gaining market share and sales in the Mass segment and, therefore, is willing to increase the Company’s inventory risk by producing and selling Private Label products.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table sets forth information with respect to the Company’s key properties:
Summary of Properties

			Current
		Approximate	Lease
		Square	Term
Location	Use	Feet	Expiration
Coppell, Texas	Headquarters, warehouse and distribution facility	378,000	Owned
Owosso, Michigan	Manufacturing and warehouse facility for Woodard	306,000	Owned
Owosso, Michigan	Warehouse storage for manufacturing facility	24,885	Month to month
Dallas, Texas	Dallas Trade Mart Showroom — Fans & Lighting	5,656	April 30, 2012
Chicago, Illinois	Chicago Merchandise Mart — Outdoor Furniture	11,000	August 31, 2013
Chicago, Illinois	Woodard Sales and Marketing office space	1,989	August 14, 2009
Kowloon, Hong Kong	Product sourcing and international sales office	1,147	October 14, 2010

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

See “Note 4 – Long-Term Obligations” in the notes to the consolidated financial statements for a discussion of the Company’s term loans used to refinance the Coppell, Texas and Owosso, Michigan facilities.

As part of the Woodard Asset Acquisition, the Company acquired a 306,000 square-foot manufacturing and warehouse facility in Owosso, Michigan, that is engaged in the manufacture and distribution of its outdoor furniture lines. The Company currently has no plans to relocate or discontinue use of this facility. As part of the Woodard transaction, the Company also gained 20,000 square feet of office space in Chicago, Illinois, which had been the headquarters of Woodard, LLC, and was leased under terms that ended in February 2009. Upon integration of most Woodard functions in the Coppell headquarters, and expiration of the former Woodard headquarters lease, the Company leased a small office in Chicago for certain sales and marketing roles that remained in Chicago.

The Company also formerly had sales offices in Bentonville, Arkansas and Dedham, Massachusetts which were closed in fiscal 2009.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Common Stock trades on the NASDAQ Global Market under the symbol “CRFT.”

The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock on the NASDAQ Global Market, and dividends paid per share of Common Stock:

			Dividends
	Sales Price		Per
	High	Low	Share
Fiscal Year Ended June 30, 2009
Fourth Quarter	$2.86	$1.20	$—
Third Quarter	2.20	0.89	—
Second Quarter	4.21	1.32	—
First Quarter	6.51	2.77	—

Fiscal Year Ended June 30, 2008
Fourth Quarter	$8.34	$6.24	$—
Third Quarter	9.99	7.33	0.12
Second Quarter	12.18	7.11	0.12
First Quarter	17.63	11.52	0.12
The Company announced in May of 2008, that it had suspended its quarterly dividend. Any decision to declare and pay dividends in the future will be made at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, availability of funds under its line of credit and other factors that the Board of Directors may deem relevant. In addition, the Company’s current credit facility restricts dividend payments in certain circumstances.

Computershare Investor Services, 2 North LaSalle Street, Chicago, Illinois 60602, is the transfer agent and registrar for the Common Stock.

Holders

There were 77 holders of record of the Common Stock on August 31, 2009. A number of the Company’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Common Stock.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the fiscal year ended June 30, 2009.

Equity Compensation Plans

See Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. Selected Financial Data.
The selected financial data in the tables below are for the five fiscal years ended June 30, 2009. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements included herein.

Summary of Selected Financial Data
(In thousands, except percentage and per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2007	2006	2005
		(1)	(2)		(3)
Selected Operating Results
Net sales	$149,692	$137,590	$103,350	$118,054	$118,806
Gross profit	32,220	34,913	32,291	35,469	35,446
Gross profit as a percentage of net sales	21.5%	25.4%	31.2%	30.0%	29.8%
Selling, general and administrative	30,340	28,117	21,151	19,895	20,503
Income from operations	804	5,927	10,341	14,980	14,362
Income (loss) before minority interest	(367)	3,404	7,418	7,418	10,530
Minority interest	721	1,292	1,507	3,430	3,775
Net income (loss)	(1,088)	2,112	5,911	7,100	6,427

Income from operations per share	0.14	1.09	1.99	2.88	2.82
Income (loss) before minority interest	(0.06)	0.62	1.43	1.43	2.07
Basic earnings (loss) per common share	(0.19)	0.39	1.14	1.37	1.26
Diluted earnings (loss) per common share	(0.19)	0.39	1.14	1.36	1.26

Cash dividends declared per common share	—	0.36	0.48	0.48	0.40

Basic common shares outstanding	5,705	5,450	5,204	5,201	5,095
Diluted common shares outstanding	5,705	5,451	5,206	5,211	5,115

Summary Balance Sheet
Current assets	$51,827	$52,724	$41,216	$45,291	$50,595
Total assets	80,868	81,960	64,751	65,061	70,815
Current liabilities	10,203	12,429	8,687	15,020	39,714
Long-term debt	29,886	27,759	18,938	16,204	1,551
Total liabilities	41,211	41,305	28,732	32,362	42,351
Stockholders’ equity	36,125	37,093	32,524	29,037	24,373
Book value per common share	6.33	6.81	6.25	5.58	4.78
(1)	Effective January 2, 2008, Woodard-CM, LLC, a wholly owned subsidiary of Craftmade (“Woodard”), completed the purchase of substantially all of the net assets of Woodard, LLC. Fiscal year 2008 financial data includes results of operations of Woodard for the period subsequent to the acquisition date.

(2)	Effective July 1, 2006, the Company acquired Marketing Impressions, Inc., a Georgia corporation (“Marketing Impressions”). This acquisition increased the Company’s effective ownership of PHI to 100%. The results of operations of PHI have always been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income will include the full amount of PHI results from this date.

(3)	Fiscal year 2005 results include net assets acquired and four months of the results of operations of Bill Teiber Co., Inc. effective March 1, 2005.

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

Goodwill

The Company assesses the carrying values of goodwill annually as of June 30 or when circumstances dictate that the carrying value might be impaired. Impairment testing for goodwill is analyzed at the reporting unit level, which for Craftmade has been defined as Mass and Specialty. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. In the event that an impairment is determined to have occurred, the Company will reduce the carrying value of the asset in that period.

The estimated fair value of reporting unit as of June 30, 2009 was determined using a combination of the income approach (discounted cash flow or “DCF” analysis) and the market approach (application of relevant revenue or income multiples, based on comparable companies).

The discounted cash flow method calculates the present value of future cash flows of each reporting unit. In order to determine the present value of these future cash flows for each reporting unit, it was necessary to forecast future revenues, cost of revenues, other operating expenses and capital expenditures. Management based these forecasts on current information and expectations about our operations, activities and strategies, as well as the impact of the economic environment and actions or our suppliers, customers and competitors. It should be noted that any such forecasts are subjective and inherently uncertain. Each DCF was prepared on an invested capital basis. Invested capital refers to the aggregate of all classes of debt and equity invested in the business. In preparing a DCF analysis on an invested capital basis, forecasted debt-free cash flow is discounted to present value at the reporting unit’s respective weighted average cost of capital (“WACC”). Interest expense is excluded from the forecast as debt-free cash flow represents an economic benefit that is available to all capital holders of an enterprise. The result of this analysis is to develop a measure of invested capital value.

The market approach involves gathering information about comparable publicly traded guideline companies. Guideline companies provide a reasonable basis for comparison to the relative investment characteristics of the entity being valued. For our analysis, we were able to select representative publicly traded companies that operate in similar industries as Craftmade. We analyzed the latest financials and operating statistics of each of these publicly traded companies. We calculated the high, low, mean, and median for the invested capital to revenue and the invested capital to EBITDA multiples. From this analysis, we selected the appropriate multiple and applied it to Craftmade’s reporting unit’s associated figure. We then weighted the resulting values based on our assessment of the credibility and appropriateness of the given multiple, resulting in a market based measure of invested capital.

We believe that both of these approaches have strengths and drawbacks. The DCF analysis captures Management’s best estimates of earnings potential for the Company’s reporting units from a detail level although numerous educated estimates are required throughout the process, which come with an inherent level of uncertainty. The market approach incorporates results of operations for several comparable companies in determining the Revenue and EBITDA multiples applicable, but it can be difficult to find appropriate comparable companies and this approach ignores specific information about future strategies and actions that can be explicitly factored into the DCF approach. Our final valuation took into consideration both approaches, although we placed more weight on the DCF analysis versus the publicly traded guideline approach. We also applied a working capital adjustment to the concluded present value of invested capital for each reporting unit to normalize the surpluses or deficits in working capital at the reporting unit level.

In order to assess whether or not goodwill was impaired at the reporting unit level, the values developed in this process were compared with the book value of total equity of each reporting unit. If the reporting unit’s fair value of total equity is greater than the book value of total equity, then goodwill is not impaired and no further undertakings are required.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. Deferred income taxes have been provided on unremitted earnings from foreign investees. The Company reviews its deferred tax assets for ultimate realization and will record a valuation allowance to reduce the deferred tax asset if it is more likely than not that some portion, or all, of these deferred tax assets will not be realized. Tax authorities may not always agree with the tax positions taken by the Company. The Company believes it has adequate reserves in the event that a taxing authority differs with positions taken; however, there can be no assurance that the Company’s results will not be affected adversely. See “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for additional information.

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

Overview

Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses by segment. A condensed overview of results for the fiscal year ended June 30, 2009, and the corresponding prior year period is summarized in the table that follows (in thousands, except percentage data).

Fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008
Income Statement by Segment
(Dollars in thousands)

	Fiscal Year Ended			Fiscal Year Ended
	June 30, 2009			June 30, 2008
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$68,951	$80,741	$149,692	$74,878	$62,712	$137,590
Cost of goods sold	(47,688)	$(69,784)	(117,472)	(51,203)	(51,474)	(102,677)

Gross profit	21,263	$10,957	32,220	23,675	11,238	34,913
Gross profit as a % of net sales	30.8%	13.6%	21.5%	31.6%	17.9%	25.4%

Selling, general and administrative expenses	(19,316)	(11,024)	(30,340)	(19,539)	(8,578)	(28,117)
As a % of net sales	28.0%	13.7%	20.3%	26.1%	13.7%	20.4%

Depreciation and amortization	(815)	(261)	(1,076)	(600)	(269)	(869)

Total operating expenses	(20,131)	(11,285)	(31,416)	(20,139)	(8,847)	(28,986)

Income (loss) from operations	1,132	(328)	804	3,536	2,391	5,927

Interest expense, net			(1,438)			(1,489)
Other income (expenses)			(142)			140

Income (loss) before income taxes and minority interests			(776)			4,578
Provision for income tax (expense) / benefit			409			(1,174)

Income (loss) before minority interests			(367)			3,404
Minority interests			(721)			(1,292)

Net income (loss)			$(1,088)			$2,112

Net Sales. Net sales for the Company increased $12,102,000 or 8.8% to $149,692,000 for the fiscal year ended June 30, 2009, compared to $137,590,000 for the fiscal year ended June 30, 2008, primarily from the inclusion of two additional quarters of outdoor furniture sales stemming from the Woodard Asset Acquisition. Due to the timing of the acquisition, fiscal 2008 only included two quarters of Woodard furniture sales, while fiscal 2009 included four quarters. This increase is partially offset by declines in sales of ceiling fans, lighting and accessories.

Management believes that the decline in the housing market and the overall economic downturn will continue to create a difficult sales environment, particularly in the Specialty segment, which more closely correlates to new home starts. The Company continues to pursue its strategic growth plans, while also focusing on developing and implementing more immediate plans to mitigate the impact of the current economic downturn.

Net sales from the Specialty segment decreased $5,927,000 or 7.9% to $68,951,000 for the fiscal year ended June 30, 2009, compared to $74,878,000 for the fiscal year ended June 30, 2008, as summarized in the following table. The inclusion of two additional quarters of outdoor furniture sales was more than offset by a decrease in fans, lighting and accessories.

Net Sales of Specialty Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Fiscal Year Ended	Accessories	Furniture	Total
June 30, 2009	$38,156	$30,795	$68,951
June 30, 2008	$50,768	$24,110	$74,878

Dollar increase (decrease)	$(12,612)	$6,685	$(5,927)

Percent increase (decrease)	(24.8%)	27.7%	(7.9%)
The sales of all Specialty products continue to be affected by the extremely weak overall economy, reduced consumer spending and a historically low housing market. Specialty retailers tend to be small independent businesses, and have suffered disproportionately as cash strapped consumers cut spending and alter their buying habits. Many of these Specialty retailers are economically distressed and a small but growing number have either shut their doors or sought protection under federal bankruptcy laws since the beginning of the broad economic downturn.

Management continues to focus on introducing new products, expanding accounts and developing cross-selling opportunities for its various product lines to offset the weak housing market. Management believes that long-term growth will be favorably affected by additional product offerings through enhanced product development efforts, as well as selling outdoor furniture products to lighting showrooms and selling outdoor lighting and ceiling fans to patio dealers, and focusing efforts on the hospitality markets.

Net sales of the Mass segment increased $18,029,000 or 28.7% to $80,741,000 for the fiscal year ended June 30, 2009, compared to $62,712,000 for the fiscal year ended June 30, 2008, primarily from the inclusion of two additional quarters of outdoor furniture sales related to the Woodard Asset Acquisition. Net sales from the Mass segment are summarized in the following table:
Net Sales of Mass Segment
(Dollars in thousands)

		Woodard
	Lighting &	Outdoor	Segment
Fiscal Year Ended	Accessories	Furniture	Total
June 30, 2009	$25,135	$55,606	$80,741
June 30, 2008	31,461	31,251	62,712

Dollar increase (decrease)	$(6,326)	$24,355	$18,029

Percent increase (decrease)	(20.1%)	77.9%	28.7%
Sales of lighting products and fan and lamp accessories to the Mass segment are primarily from the Company’s TSI and Design Trends subsidiaries, both of which experienced declines in the fiscal year ended June 30, 2009. The decrease in net sales of lighting and accessories was primarily the result of: (i) a decline in orders from Lowe’s related to indoor lighting; (ii) lower sales of non-core drop shipped products; and (iii) lower sales of fan accessories.

The decline in lighting net sales was primarily due to reduced retail sales of the mix and match portable lamp program through Lowe’s. Currently, Design Trends supplies mix and match portable lamps to all 13 Lowe’s regional distribution centers.

Woodard sales were primarily composed of direct import sales to its various mass merchant customers. Most of its products are shipped directly from China. Due to the seasonal nature of outdoor furniture sales, most sales to mass merchants occur from January to April each year.

Management believes that sales to Lowe’s will increase in the coming fiscal year. Based on various line reviews, management believes that it will continue to be a primary vendor for Lowe’s mix and match portable lamps through Design Trends, and for Lowe’s lamp accessory/ceiling medallion programs through PHI, although based on feedback from Lowe’s the Company expects to see a reduction in the number of fan accessory SKUs it provides. Based on the number of outdoor furniture SKUs the Company has placed with Lowe’s for the upcoming year, the Company expects to see growth in this segment.

The Company believes that it will continue to be invited to participate in each of Lowe’s scheduled line reviews for its existing and new product lines. The line reviews occur on approximately an annual basis for each product category throughout the year and give us the potential to add new SKUs to the Lowe’s program. However, participation in line reviews could also result in a partial or complete reduction of either subsidiary’s existing SKUs in the product lines currently offered to Lowe’s.

Management believes that the future growth of the Mass segment is contingent upon the success of the Company’s ongoing efforts to introduce new products, styles and marketing concepts to existing customers and the expansion of the business to new customers.

Gross Profit. Gross profit of the Company as a percentage of net sales decreased 3.9% to 21.5% for the fiscal year ended June 30, 2009, compared to 25.4% for the fiscal year ended June 30, 2008 primarily due to the inclusion of two additional quarters of sales of Woodard products that carry a lower gross profit, as well as decreased margins in the traditional fan and lighting business in the Specialty segment.

Gross profit as a percentage of net sales of the Specialty segment decreased 0.7% to 30.9% for the fiscal year ended June 30, 2009, compared to 31.6% for the fiscal year ended June 30, 2008. The decrease is summarized in the following table:
Gross Profit as a Percentage of Net Sales of Specialty Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Fiscal Year Ended	Accessories	Furniture	Total
June 30, 2009	33.8%	27.2%	30.8%
June 30, 2008	35.2%	24.2%	31.6%

Percent decrease	(1.4%)	3.0%	(0.8%)

The decrease is due to the inclusion of an additional two quarters of the lower margin outdoor furniture lines that carry lower gross profit than lighting and furniture, as well as a decrease in margins realized on the traditional fan and lighting business. Fan and lighting margins in the Specialty segment were down from the results generated in the fiscal year ended June 30, 2008, as the economic downturn made it difficult for the Company to pass all cost increases to its customers. Gross profit as a percent of net sales on the outdoor furniture business increased year over year, as higher pricing was locked in prior to the onset of the broader economic slump late in 2008.

Gross profit as a percentage of net sales of the Mass segment decreased 4.4% to 13.5% of net sales for the fiscal year ended June 30, 2009, compared to 17.9% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of Mass Segment

		Woodard
	Lighting &	Outdoor	Segment
Fiscal Year Ended	Accessories	Furniture	Total
June 30, 2009	22.8%	9.4%	13.6%
June 30, 2008	26.2%	9.6%	17.9%

Percent decrease	(3.4%)	(0.2%)	(4.3%)

Gross profit as a percentage of net sales for lighting products and ceiling fan accessories in the Mass segment decreased as a result of changes in vendor programs. Outdoor furniture gross profit as a percent of net sales in the Mass segment is traditionally low as all sales are direct import, and remained relatively flat to those achieved in fiscal 2008.

For fiscal year 2010, gross profit as a percentage of net sales of lighting products and ceiling fan accessories in the Mass segment is expected to increase over the fiscal year ended June 30, 2009, as the Company has been working to gain cost concessions from its key vendors and transition to lower cost vendors where possible. Management believes that the gross profit as a percentage of net sales for Woodard will show slight improvements over fiscal year 2009 as a result of selective price increases used to offset material costs.

Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company increased $2,223,000 to $30,340,000 or 20.3% of net sales for the fiscal year ended June 30, 2009, compared to $28,117,000 or 20.4% of net sales for the same period last year. This increase was primarily due to inclusion of two additional quarters of expenses related to the Woodard outdoor furniture business. The expenses for the historical Craftmade business decreased by $1,350,000 during fiscal 2009, and Woodard expenses were added at a much lower rate than achieved in fiscal 2008.

Woodard expenses for all four quarters of fiscal 2009 were $10,474,000 compared to $6,901,000 for two quarters that were reported in fiscal 2008. This indicates, on average, quarterly expenses of $2,619,000 for Woodard for fiscal 2009 compared to average quarterly expenses of $3,451,000 for fiscal 2008, a decrease of 24%. This reduction is due to the completion of the integration of the Woodard business into Craftmade, as well as broad cost cutting efforts across the board.
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Fiscal Year Ended		(Decrease)
	June 30,	June 30,	Over Prior
	2009	2008	Year Period
Historical Craftmade	$19,866	$21,216	$(1,350)
Woodard Incremental	10,474	6,901	3,573

	$30,340	$28,117	$2,223

The historical Craftmade expenses were primarily impacted by lower variable costs, and reductions across the board, offset only slightly by an increase in salaries and property taxes, as summarized below:
Historical Craftmade
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Fiscal Year Ended		(Decrease)
	June 30,	June 30,	Over Prior
	2009	2008	Year Period
Salaries & Wages	$7,278	$7,170	$108
Commissions	2,259	2,754	(495)
Accounting, Legal And Consulting	2,331	2,468	(137)
Advertising	1,654	2,079	(425)
Health Insurance	864	1,102	(238)
Property Taxes	472	339	133
Warehouse Expense	389	512	(123)
Trade Shows	169	289	(120)
Other	4,450	4,503	(53)

	$19,866	$21,216	$(1,350)

The reduction in commissions is a variable cost driven by the decrease in net sales, while the reduction in accounting, legal and consulting fees is primarily driven by the reduction from higher legal and consulting costs in fiscal 2008 associated with the search for a new chief executive officer. Advertising expenses and participation in trade shows for the traditional Craftmade business were significantly reduced in fiscal 2009, as part of broad cost cutting efforts. Health insurance expenses were also lower in the fiscal year ended June 30, 2009, as compared to the prior year due to decreased claims.
Given the completion of the Woodard integration and broad cost cutting efforts in the second half of fiscal 2009, management expects total SG&A expense for fiscal 2010 to decrease.
Depreciation and Amortization. Depreciation and amortization expense of the Company increased $207,000 to $1,076,000 for the fiscal year ended June 30, 2009, compared to $869,000 for the same period last year. The increase resulted from two additional quarters of depreciation on Woodard assets and increased depreciation related to purchases of tooling, equipment and computer hardware.
Interest Expense. Net interest expense of the Company decreased $51,000 to $1,438,000 for the fiscal year ended June 30, 2009, compared to $1,489,000 for the fiscal year ended June 30, 2008. Interest expense decreased as a result of lower average interest rates in effect as compared to the prior year offset somewhat by higher average outstanding debt balances.
Other income and expense. For the fiscal year ended June 30, 2009, the Company realized a one-time expense of $125,000 related to a waiver granted by the Frost National Bank regarding the Company’s non-compliance with the fixed charge coverage ratio contained in its loan agreement with such bank as of December 31, 2008. The Company recognized a gain of $140,000 for the fiscal year ended June 30, 2008, for leasing the oil and gas mineral rights at its principal place of business in Coppell, Texas.
Minority interest. Minority interest expense decreased $571,000 to $721,000 for the fiscal year ended June 30, 2009, compared to $1,292,000 for the fiscal year ended June 30, 2008. The decrease in minority interest resulted from lower profits at Design Trends as a result of the decline in net sales.
Provision for Income Taxes. The provision for income tax was a tax benefit of $409,000 or 27% of net loss before income taxes for fiscal year ended June 30, 2009, compared to $1,174,000 or 36% of income before income taxes for the fiscal year ended June 30, 2008 The effective tax rate is calculated by dividing income tax expense by income after minority interest and before income taxes. The effective tax rates presented are weighted averages of our multiple legal entities with effective income tax rates that differ from the statutory United States federal income tax rate of 34% due to the impact of state income taxes. The resulting consolidated effective rate can be significantly different than the statutory United States federal income tax rate of 34% due to the effect of operating losses in certain legal entities of the Company being offset by gains in other entities. The resulting consolidated effective tax rate is not necessarily representative of the effective tax rate in any of the individual tax entities of the Company. See ”Note 5 — Income Taxes” in the notes to the Company’s consolidated financial statements for additional detail regarding the Company’s policy for determining the provision for income taxes.

Fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007
Income Statement by Segment
(Dollars in thousands)

	Fiscal Year Ended			Fiscal Year Ended
	June 30, 2008			June 30, 2007
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$74,878	$62,712	$137,590	$59,925	$43,425	$103,350
Cost of goods sold	(51,203)	(51,474)	(102,677)	(38,745)	(32,314)	(71,059)

Gross profit	23,675	11,238	34,913	21,180	11,111	32,291
Gross profit as a % of net sales	31.6%	17.9%	25.4%	35.3%	25.6%	31.2%

Selling, general and administrative expenses	(19,539)	(8,578)	(28,117)	(14,900)	(6,251)	(21,151)
As a % of net sales	26.1%	13.7%	20.4%	24.9%	14.4%	20.5%

Depreciation and amortization	(600)	(269)	(869)	(548)	(251)	(799)

Total operating expenses	(20,139)	(8,847)	(28,986)	(15,448)	(6,502)	(21,950)

Income from operations	3,536	2,391	5,927	5,732	4,609	10,341

Interest expense, net			(1,489)			(1,441)
Other expenses			140			—

Income before income taxes and minority interests			4,578			8,900
Provision for income taxes			(1,174)			(1,482)

Income before minority interests			3,404			7,418
Minority interests			(1,292)			(1,507)

Net income			$2,112			$5,911

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

Gross profit as a percentage of net sales of the Mass segment decreased 7.7% to 17.9% of net sales for the fiscal year ended June 30, 2008, compared to 25.6% of net sales in the same prior year period, as summarized in the following table:
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
Provision for Income Taxes. The provision for income tax was $1,174,000 or 35.7% of net income before income taxes for fiscal year ended June 30, 2008, compared to $1,507,000 or 20.0% of income before income taxes for the fiscal year ended June 30, 2007. See ”Note 5 — Income Taxes” in the notes to the consolidated financial statements for additional detail regarding the Company’s policy for determining the provision for income taxes.

Liquidity and Capital Resources
Fiscal year ended June 30, 2009
The Company’s cash decreased $885,000 from $1,269,000 at June 30, 2008 to $384,000 at June 30, 2009. Net cash used by the Company’s operating activities was $409,000 compared to $11,778,000 in cash provided by the Company’s operating activities for the fiscal year ended June 30, 2008, a reduction of $12,187,000. The decrease in cash flow from operations resulted primarily from operating losses and increased receivables, as sales slowed and customers paid slower during the broad economic downturn.
The $1,713,000 of cash used in investing activities for the fiscal year ended June 30, 2009, was primarily related to the addition of property, equipment and tooling and additional contingent consideration related to the acquisition of Marketing Impressions in 2006.
Cash provided by financing activities of $1,237,000 primarily consists of amounts drawn on the Company’s line of credit and is partially offset by distributions to minority interest members totaling $750,000 and principal payments on the Company’s notes.
On July 10, 2009, the Company, together with certain of its direct or indirect subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Bank of America, N.A. (“Bank of America”). The Revolving Loan Agreement provides for revolving loans in an aggregate amount up to $40,000,000 and is secured by substantially all of the Borrowers’ assets, excluding its current real estate holdings. The Revolving Loan Agreement will terminate on July 10, 2012. On July 10, 2009 Woodard—CM, LLC (“Woodard”), a wholly-owned subsidiary of Craftmade entered into a Term Loan Agreement (the “Term Loan Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”), in conjunction with executing a Term Loan Note (“the Frost Note”), in the principal amount of $3,500,000, payable to Frost, secured by Woodard’s primary manufacturing and distribution facility located in Owosso, Michigan. The Term Loan Agreement will terminate on July 10, 2012. In the aggregate, the proceeds from the Revolving Loan Agreement and the Term Loan Agreement, were used to pay off amounts owed under the Frost Loan Agreement dated as of December 31, 2007. The Company’s management believes that its new line of credit, combined with cash flows from operations, will be adequate to fund the Company’s current operating needs and debt service payments over the next 12 months.
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
Management believes that given the current volatility in the housing and debt markets, it is in the best interest of long-term stockholder value for management to continue to evaluate selective and opportunistic acquisitions. Management believes this strategy, if successful, could enhance the Company’s product offerings and potentially enable the Company to expand into adjacent product categories and sales channels that are less reliant on the overall housing environment. There can be no assurances, however, that any agreement regarding any such acquisition will be consummated.
Fiscal year ended June 30, 2008
The Company’s cash increased $341,000 from $928,000 at June 30, 2007 to $1,269,000 at June 30, 2008. Net cash provided by the Company’s operating activities increased $4,736,000 to $11,778,000 for the fiscal year ended June 30, 2008, compared to $7,042,000 for the fiscal year ended June 30, 2007. The increase in cash flow from operations resulted primarily from the timing of the Woodard Asset Acquisition and subsequent collection of working capital after the acquisition date, and lower inventories and receivables due to lower sales of lighting and accessories, offset by the reduction in cash due to lower income from operations.
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
Contractual Obligations
The table below, as well as the information contained in “Note 4 — Long-Term Obligations” and “Note 8 — Commitments and Contingencies” in the notes to the Company’s consolidated financial statements, summarizes the Company’s various repayment requirements at June 30, 2009. The Company expects to meet these obligations with cash flows from existing operations or by renewing and extending its line of credit, although there can be no guarantee of such results.

Summary of Contractual Obligations
At June 30, 2009
(Dollars in thousands)

		Payments Due By Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Lines of credit(1)	$20,042	$20,042	$—	$—	$—
Note payable	$10,317	$494	$1,089	$1,240	$7,493
Operating lease obligations	$2,461	$727	$1,239	$495	$—
Capital lease obligations	$69	$48	$21	$—	$—
Guaranteed royalties	$199	$90	$109	$—	$—
Assumed interest(2)	$4,716	$1,017	$1,211	$1,060	$1,428
Woodard Restructuring	$155	$155	$—	$—	$—
Teiber consulting agreement	$67	$67	$—	$—	$—
Contingent consideration(3)	$—	$—	$—	$—	$—
Liability for uncertain tax positions(4)	$—	$—	$—	$—	$—

Total	$38,025	$22,639	$3,669	$2,795	$8,921

(1)	Based on Frost line of credit in place at June 30, 2009. As of July 10, 2009 Frost line of credit has been replaced with a new line of credit with Bank of America providing up to $40,000,000 in revolving loans, supplemented by a $3,500,000 note with Frost.

(2)	Assumed interest calculated at the interest rate in effect at June 30, 2009 for each obligation.

(3)	The Company is contractually obligated to pay contingent consideration based on future levels of adjusted gross profit in connection with its acquisition of Marketing Impressions. We have not estimated the amounts of these payments given their contingent nature.

(4)	The Company has accrued certain liabilities related to uncertain tax positions, per FIN 48. Given the contingent amouts and timing of these liabilities, we have not included them here.
Lines of Credit and Notes Payable
The Company’s long-term obligations are summarized in the following table:
Summary of Long Term Obligations
(Dollars in thousands)

		Outstanding	Outstanding
		Balance	Balance	Current
	Commitment	June 30, 2009	June 30, 2008	Interest Rate	Maturity
Revolving line of credit(1)	$50,000	$20,042	$17,374	LIBOR plus 1.50%	December 31, 2009
Note payable — facility	n/a	10,317	10,779	6.5%	December 10, 2017
Capital lease obligation	n/a	69	113	7.6%	November 5, 2010

Sub-total		30,428	28,266
Less: current amounts due		(542)	(507)

Long-term obligations		$29,886	$27,759

(1)	Based on Frost line of credit in place at June 30, 2009. As of July 10, 2009 Frost line of credit has been replaced with a new line of credit with Bank of America providing up to $40,000,000 in revolving loans, supplemented by a $3,500,000 note with Frost.
As of June 30, 2009 the Company’s primary revolving line of credit was held by a banking group led by The Frost National Bank (“Frost”) and including Whitney National Bank and Commerce Bank, N.A., under, a Third Amended and Restated Loan Agreement (the “Frost Loan Agreement”) signed December 31, 2007 and maturing on December 31, 2009. Total credit lines available to Craftmade and its subsidiaries under this agreement were $50,000,000, and there was $3,832,000 available to borrow under the applicable borrowing base at June 30, 2009. The Company satisfied all obligations under the Frost Loan Agreement by repaying all outstanding amounts on July 10, 2009, and no other fees or payments are due or expected in relation to this agreement, or the related notes.

On July 10, 2009, Craftmade together with the Borrowers, entered into the Revolving Loan Agreement with Bank of America. The Revolving Loan Agreement provides for revolving loans in an aggregate amount up to $40,000,000 and is secured by substantially all of the Borrowers’ assets, excluding its current real estate holdings. On July 10, 2009 Woodard entered into the Term Loan Agreement with Frost, in conjunction with executing the Frost Note, in the principal amount of $3,500,000, payable to Frost, secured by the Michigan Facility. In the aggregate the proceeds from the Revolving Loan Agreement and the Term Loan Agreement (together the “Loan Agreements”), were used to pay off amounts owed under the Frost Loan Agreement dated as of December 31, 2007.
Loans under the Revolving Loan Agreement may be deemed to be either “Base Rate Loans” or “LIBOR Rate Loans”. Base Rate Loans will bear interest at a per annum rate equal to the greater of (a) the Prime Rate (as published by Bank of America); (b) the Federal Funds Rate, plus 0.50%; or (c) 30 day London Interbank Offered Rate (“LIBOR”), plus 1.0%, plus an applicable margin ranging from 0.75% to 1.25% based on Craftmade’s cash flow performance as measured by the Fixed Charge Coverage Ratio (as defined in the Revolving Loan Agreement) for the most recent month. LIBOR Rate Loans will bear interest at LIBOR for the applicable interest period (30, 60 or 90 days), plus an applicable margin ranging from 3.00% to 4.00% based on Craftmade’s cash flow performance as measured by the Fixed Charge Coverage Ratio (as defined in the Revolving Loan Agreement) for the most recent month. The maximum amount of loans under the Revolving Loan Agreement will be determined by a formula (the “Borrowing Base”) taking into consideration the receivables and inventory of the Borrowers, net of any reserves put into place by Bank of America. The Revolving Loan Agreement will terminate on July 7, 2012.
Pursuant to the Revolving Loan Agreement, the financial covenants require Craftmade to maintain a Fixed Charge Coverage Ratio of not less than 0.85 for the initial periods, and building to not less that 1.0 by August, 2009 and thereafter. All wholly-owned domestic subsidiaries of Craftmade, and Design Trends have agreed to be guarantors of the Revolving Loan Agreement (the “Guarantors”). Should Craftmade achieve and maintain a minimum of $6,000,000 of availability (calculated as the Borrowing Base minus the principal balance of all loans) for 60 days, the Fixed Charge Coverage Ratio shall not be tested until such time as availability drops below $6,000,000.
The Frost Note bears a floating interest rate based on Prime Rate (as published in the Wall Street Journal) plus 2.0% per annum. Pursuant to the Frost Note, Woodard has agreed to pay equal monthly payments of principal and interest based on a 10-year amortization schedule, with the unpaid principal and interest payable on July 7, 2012. As security for the payment and performance of the Frost Note, Woodard granted a mortgage lien to Frost in the Michigan Facility located at 210 S. Delaney Road, Owosso, Michigan, which Woodard acquired as part of the Woodard Asset Acquisition. On the Closing Date, Craftmade and certain of its direct and indirect subsidiaries entered into guaranty agreements (“Guaranties”) with Frost pursuant to which such entities agreed to guarantee payment and performance of the Note by Woodard.
Further information regarding this Revolving Loan Agreement and Notes is detailed in the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009.
On November 14, 2007, the Company entered into a term loan to refinance its home office and warehouse with an original principal balance of $11,000,000. The loan is payable in equal monthly installments of principal and interest of $95,822. The loan bears an interest rate of 6.5% per year. The loan is collateralized by the building and land. The loan is scheduled to mature on December 10, 2017. Further information regarding this loan is detailed in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2007.
Operating and Capital Lease Obligations
Operating and capital lease obligations include rents for the Company’s properties (see “Item 2. Properties.”), its telephone system and computer equipment and certain equipment at its Owosso, Michigan and Coppell, Texas facilities.

Guaranteed Royalties
Guaranteed royalties represent guaranteed minimum payments under a licensing agreement.
Inflation
The Company believes that inflation has not had a material impact upon the Company’s results of operations for each of the three fiscal years ended June 30, 2009. However, there can be no assurance that future inflation will not have an adverse impact upon the Company’s operating results and financial condition.
Effects of Recent Accounting Pronouncements
In May 2009, FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. SFAS 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for financial reporting periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and has made the appropriate additional disclosures in its consolidated financial statements.
In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is in the process of evaluating the impact SFAS No. 167 will have on its consolidated financial statements.
In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009 FASB issued FASB Staff Position FSP No. FAS 141(R)-1 (“FSP FAS No.141(R)-1”) which amends SFAS 141(R) and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS No. 141(R)-1 are effective for the Company as of July 1, 2009, and the Company will apply them prospectively to all business combinations subsequent to the effective date.
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
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 and will apply it where, and if, appropriate and is currently assessing the impact of FSP 157-2 which was effective for the Company as of July 1, 2009.
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
Related Party Transactions
The Company purchases a majority of its outdoor patio furniture for the Mass segment from a Chinese factory that is 50% owned by an affiliate of Henry Crown and Company. Henry Crown and Company owns Woodard, LLC, from which the Company purchased certain assets in January 2008. As part of the purchase price in that transaction, Henry Crown and Company became the beneficial owner of more than 5% of our Common Stock. For the twelve months ended June 30, 2009, the Company purchased approximately $20 million in products from the joint venture, which were sold to various customers. The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this factor, the Company’s management has determined that the transactions between the two parties are at arms-length.
In addition, the Company formerly leased approximately 20,000 square feet of office space in Chicago, Illinois from an affiliate of Henry Crown and Company for $31,935 per month. This lease covered the former Woodard, LLC Chicago offices and expired on February 28, 2009. The Company has initiated a new agreement with Henry Crown and Company for 1,989 square feet that commenced on January 15, 2009 and will expired on August 14, 2009, and has been extended through the end of September 2009. The Company pays $4,475 per month for this space. The Company’s management has determined that the terms of both agreements represent fair market value.
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

Effective March 16, 2009, Todd Teiber accepted the position of Senior Vice-President of Specialty Sales with the Company. The Company acquired Teiber Lighting from Mr. Teiber in 2005, and Mr. Teiber has been party to a consulting agreement with the Company since that time, for which Mr. Teiber receives $100,000 per year. Under the terms of the Teiber Lighting acquisition, Mr. Teiber’s consulting agreement will end February 28, 2010. Mr. Teiber is also owner of Teiber Lighting Sales, which provides sales representation to the Company for its lighting and accessory products in the Specialty segment, in certain geographies. Mr. Teiber is no longer employed by Teiber Lighting Sales, but retains ownership of the company. Craftmade paid commissions of $297,000 to Teiber Lighting Sales in fiscal 2009. Based on an evaluation of similar transactions, the Company’s management has determined that the terms of Mr. Teiber’s employment as well as the use of Teiber Lighting Sales to represent Craftmade products both represent fair market value transactions.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of the Company’s inventory and other purchases are made in U.S. dollars in order to limit its exposure to foreign currency fluctuations.
Interest Rate Exposure
The Company does not currently use derivative financial instruments to hedge interest rate exposure. The Company sweeps any excess cash balances against its line of credit on a daily basis to minimize balances outstanding and corresponding interest expense. As of June 30, 2009, the Company had $20,042,000 in borrowings outstanding on its line of credit with the Frost National Bank. On July 11, 2009 the Company re-financed its line of credit, moving the primary facility to Bank of America, N.A. and establishing a $3.5 million term loan with Frost National Bank. Our earnings are affected by changes in interest rates due to the fact that interest on our line of credit is calculated based upon LIBOR, and our Frost term loan is based on Prime Rate as published in the Wall Street Journal. A 1.0% increase in the effective interest rate on our outstanding borrowings at June 30, 2009, would increase our interest expense by approximately $200,000 on an annualized basis.
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

Based on the Company’s evaluation under the framework in “Internal Control — Integrated Framework,” the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2009.

(c)	This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(d)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company’s year end for the year covered by this report.
Item 11. Executive Compensation.
The information required by Item 11 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company’s year end for the year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth as of June 30, 2009: (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average of exercise price of such outstanding options, and (iii) the number of securities remaining available for future issuance under equity compensation plans that have been approved by security holders of the Company.
Equity Compensation Plan Information

			Number of
			Securities
	Number of		Remaining
	Securities	Weighted-	Available
	to be Issued	Average	for Future
	Upon	Exercise	Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options (#)	Options ($)	Plans (#)
1999 Stock Option Plan	3,500	$6.75	—

2000 Non-Employee Director Plan	15,000	18.48	—

2007 Long-Term Incentive Plan	140,700	13.17	239,500

Total	159,200	$13.53	239,500

The remaining information required by Item 12 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company’s year end for the year covered by this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company’s year end for the year covered by this report.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company’s year end for the year covered by this report.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements — The consolidated financial statements listed in the “Index to Consolidated Financial Statements” described at F-1 are incorporated by reference herein.
2.	Financial Statement Schedule — The financial statement schedule “Schedule II — Valuation and Qualifying Accounts” on page F-42 is incorporated by reference herein. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
3.	Exhibits — Certain of the exhibits to this Annual Report are hereby incorporated by references, as summarized in (b) below.
(b)	Exhibits

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2009.
CRAFTMADE INTERNATIONAL, INC.

By:	/s/ J. Marcus Scrudder
J. Marcus Scrudder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ James R. Ridings James R. Ridings	Chairman of the Board	September 28, 2009

/s/ J. Marcus Scrudder J. Marcus Scrudder	Chief Executive Officer (Principal Executive Officer)	September 28, 2009

/s/ C. Brett Burford C. Brett Burford	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2009

/s/ William E. Bucek William E. Bucek	Director	September 28, 2009

/s/ A. Paul Knuckley A. Paul Knuckley	Director	September 28, 2009

/s/ R. Don Morris R. Don Morris	Director	September 28, 2009

/s/ Lary Snodgrass Lary Snodgrass	Director	September 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Craftmade International, Inc.
Coppell, Texas
We have audited the accompanying consolidated balance sheets of Craftmade International, Inc. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years in the period ended June 30, 2009. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the three years in the period ended June 30, 2009. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2009 and 2008, and the results of its operations and its cash flows for the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein for the three years in the period ended June 30, 2009.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
September 28, 2009

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007

Net sales	$149,692	$137,590	$103,350
Cost of goods sold	(117,472)	(102,677)	(71,059)

Gross profit	32,220	34,913	32,291

Gross profit as a percentage of net sales	21.5%	25.4%	31.2%

Selling, general and administrative expenses	(30,340)	(28,117)	(21,151)
Depreciation and amortization	(1,076)	(869)	(799)

Total operating expenses	(31,416)	(28,986)	(21,950)

Income from operations	804	5,927	10,341

Interest expense, net	(1,438)	(1,489)	(1,441)
Other income (expense)	(142)	140	—

Income (loss) before income taxes and minority interest	(776)	4,578	8,900
Income tax (expense) / benefit	409	(1,174)	(1,482)

Income (loss) before minority interest	(367)	3,404	7,418

Minority interest	(721)	(1,292)	(1,507)

Net income (loss)	$(1,088)	$2,112	$5,911

Earnings (loss) per share data:

Basic weighted average common shares outstanding	5,705	5,450	5,204

Diluted weighted average common shares outstanding	5,705	5,451	5,206

Basic earnings (loss) per share	$(0.19)	$0.39	$1.14

Diluted earnings (loss) per share	$(0.19)	$0.39	$1.14

Cash dividends declared per common share	$—	$0.36	$0.48

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	June 30,
	2009	2008
ASSETS

Current assets
Cash	$384	$1,269
Accounts receivable, net	25,290	23,644
Inventories, net	20,563	22,420
Income taxes receivable	1,780	1,485
Deferred income taxes	1,367	1,332
Prepaid expenses and other current assets	2,443	2,574

Total current assets	51,827	52,724

Property and equipment, net	11,141	11,060
Goodwill	14,947	14,419
Other intangibles, net	1,097	1,300
Other assets	1,856	2,457

Total non-current assets	29,041	29,236

Total assets	$80,868	$81,960

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current liabilities
Book overdrafts	$8	$182
Accounts payable	7,231	8,411
Other accrued expenses	2,422	3,329
Current portion of long-term obligations	542	507

Total current liabilities	10,203	12,429

Non-current liabilities
Long-term obligations	29,886	27,759
Deferred income taxes	1,122	1,117

Total non-current liabilities	31,008	28,876

Total liabilities	41,211	41,305

Minority interests	3,532	3,562

Stockholders’ equity
Common stock, $0.01 par value, 15,000,000 shares authorized; 10,204,420 and 10,204,420 shares issued, respectively	102	102
Additional paid-in capital	22,335	22,215
Retained earnings	51,814	52,902
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total stockholders’ equity	36,125	37,093

Total liabilities, minority interests and stockholders’ equity	$80,868	$81,960

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,088)	$2,112	$5,911
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization, including amounts in Cost of Sales	1,341	953	799
Provision for bad debt and inventories	488	203	136
(Gain) / loss on sale of property and equipment	32	(6)	7
Stock compensation expense	120	110	64
Deferred income taxes	(30)	(71)	763
Minority interest	721	1,292	1,507
Change in assets and liabilities, net of a business acquired, providing/(using) cash
Accounts receivable	(1,979)	6,924	1,854
Inventories	1,703	3,888	2,908
Prepaid expenses and other current assets	732	460	(300)
Accounts payable	(1,249)	(3,316)	(2,882)
Other accrued expenses	(1,200)	(771)	(3,725)

Net cash provided by (used in) operating activities	(409)	11,778	7,042

Cash flows from investing activities:
Acquisition of assets of Woodard, LLC	—	(15,498)	—
Acquisition of Marketing Impressions, Inc.
Initial payment and acquisition related costs, net of cash acquired	—	—	(1,507)
Additional contingent consideration	(619)	(698)	(1,601)
Additions to property, equipment and tooling	(1,094)	(655)	(499)

Net cash used in investing activities	(1,713)	(16,851)	(3,607)

Cash flows from financing activities:
Cash dividends	—	(2,560)	(2,498)
Distributions to minority interest members	(750)	(1,225)	(1,674)
Proceeds from note payable — facility	—	11,000	—
Payments on notes	(459)	(443)	(1,134)
Increase/(decrease) in book overdrafts	(174)	134	(22)
Proceeds from exercise of employee stock options	—	—	10
Principal payments on capital lease	(48)	(41)	(24)
Proceeds from lines of credit	98,419	73,355	18,252
Payments on lines of credit	(95,751)	(74,806)	(17,581)

Net cash provided by/(used in) financing activities	1,237	5,414	(4,671)

Net increase/(decrease) in cash	(885)	341	(1,236)
Cash at beginning of year	1,269	928	2,164

Cash at end of year	$384	$1,269	$928

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$1,484	$1,557	$1,316
Income taxes	353	1,518	2,719

Supplemental disclosures of non-cash investing and financing activities:
Additional contingent consideration not paid	$90	$77	$—
Dividends declared but not paid	—	—	625
Property and equipment financed under capital lease	—	—	177

Common stock and warrants issued in conjunction with acquisition	$—	$4,279	$—
See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED JUNE 30, 2009
(In thousands)

			Series A	Additional
	Common Stock		Preferred	Paid-In	Retained	Treasury Stock
	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Total

Balance as of June 30, 2006	9,703	$97	$—	$17,757	$49,309	4,500	$(38,126)	$29,037

Comprehensive income:
Net income for the fiscal year ended June 30, 2007					5,911			5,911

Total comprehensive income					5,911			5,911

Exercise of stock options, net of tax benefit	1	—	—	10	—	—	—	10
Stock-based compensation charge	—	—	—	64	—	—	—	64
Cash dividends declared	—	—	—	—	(2,498)	—	—	(2,498)

Balance as of June 30, 2007	9,704	$97	$—	$17,831	$52,722	4,500	$(38,126)	$32,524

Comprehensive income:
Net income for the fiscal year ended June 30, 2008					2,112			2,112

Total comprehensive income					2,112			2,112

Stock and warrants issued to Forwoodco, LLC	500	5	—	4,274	—	—	—	4,279
Stock-based compensation charge	—	—	—	110	—	—	—	110
Cash dividends declared	—	—	—	—	(1,932)	—	—	(1,932)

Balance as of June 30, 2008	10,204	$102	$—	$22,215	$52,902	4,500	$(38,126)	$37,093

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — CONTINUED
FOR THE THREE YEARS ENDED JUNE 30, 2009 — CONTINUED
(In thousands)

			Series A	Additional
	Common Stock		Preferred	Paid-In	Retained	Treasury Stock
	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Total

Balance as of June 30, 2008	10,204	$102	$—	$22,215	$52,902	4,500	$(38,126)	$37,093

Comprehensive loss:
Net loss for the fiscal year ended June 30, 2009					(1,088)			(1,088)

Total comprehensive loss					(1,088)			(1,088)

Stock-based compensation charge	—	—	—	120	—	—	—	120

Balance as of June 30, 2009	10,204	$102	$—	$22,335	$51,814	4,500	$(38,126)	$36,125

See accompanying notes to consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Nature of the Company
As of June 30, 2009 Craftmade International, Inc., a Delaware corporation, is organized by customer base into two operating segments: Specialty and Mass. Prior to June 30, 2008 these segments were referred to as Craftmade and TSI, respectively but these segments were re-named to be more descriptive as well as to be inclusive of the product lines added through the acquisition of certain net assets of Woodard, LLC. Subsequent to that date, “Craftmade International, Inc.” and “Craftmade” refer to the Company and “Craftmade ceiling fans” refer to ceiling fan products sold primarily within the Specialty segment under the Craftmade trade name. “TSI” now refers specifically to the Trade Source International subsidiary rather than the entire Mass segment.
The Specialty segment primarily derives its revenue from home furnishings, including ceiling fans, light kits, bath-strip lighting, lamps, light bulbs, door chimes, ventilation systems, outdoor patio furniture and other accessories offered primarily through lighting showrooms, patio dealers, hospitality customers and catalogue houses. The Mass segment derives its revenue from outdoor lighting, outdoor patio furniture, portable lamps, indoor lighting and fan and lamp accessories marketed solely to mass retailers and certain major retail chains.
All prior year disclosures have been re-named to be consistent with the current year disclosure.
Note 2 — Summary of Significant Accounting Policies
Basis of presentation — The Company’s consolidated financial statements include the accounts of all of its wholly-owned subsidiaries and the accounts of its variable interest entity, Design Trends, LLC (“Design Trends”), of which the Company is the primary beneficiary. On January 2, 2008, Woodard-CM, LLC, a wholly owned subsidiary of Craftmade (“Woodard-CM”) completed the purchase of substantially all of the net assets of Woodard, LLC (“Woodard”). The Company’s financial statements incorporate the results of Woodard, as of the acquisition date. See “Note 3 — Acquisitions” in the notes to the consolidated financial statements for unaudited proforma results for Woodard for the fiscal years ended June 30, 2007 and June 30, 2008. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company’s foreign subsidiaries is the United States dollar. Certain prior year balances have been reclassified to conform to current year presentation.
Accounts receivable — Accounts receivable balances represent customer trade receivables generated from the Company’s operations and consist of the following:
Summary of Accounts Receivable
(Dollars in thousands)

	June 30,	June 30,
	2009	2008
Accounts receivable	$23,062	$21,623
Other receivables	2,769	2,405
Allowance for doubtful accounts	(541)	(384)

Net accounts receivable	$25,290	$23,644

Other receivables primarily consist of debit memos due from customers and vendors.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
To reduce the potential for credit risk, the Company evaluates the collectability of customer balances based on a combination of factors but does not generally require collateral. The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful account is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records allowances for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Receivables are pledged under the Company’s borrowing arrangements.
Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all Specialty segment customers are lighting showrooms and patio dealers; however, credit risk is limited due to the large number of customers and their dispersion across many different geographic locations. As of June 30, 2009, the Specialty segment had no significant concentration of credit risk. As part of its ongoing control procedures, the Mass segment monitors the creditworthiness of its customers, thereby mitigating the effect of its concentration of credit risk. All of Mass segment sales are to mass merchandisers, with Lowe’s Companies, Inc. (“Lowe’s”) and Costco Wholesale Corporation (“Costco”) comprising the most significant portion as follows:

	Lowe’s		Costco
	Percent of	Percent of	Percent of	Percent of
	Mass	Consolidated	Mass	Consolidated
Fiscal Year Ended	Net Sales	Net Sales	Net Sales	Net Sales
June 30, 2008	44%	24%	9%	5%
June 30, 2008	41%	19%	14%	6%
June 30, 2007	70%	29%	0%	0%
Inventories — The Company’s fan and lighting inventories are primarily composed of finished goods and are recorded at the lower of cost or market using the average cost method. Outdoor furniture inventory shipped out of the Woodard facility in Owosso, Michigan, consists of finished goods, work in process and raw materials, and are stated at the lower of cost, determined principally by the use of the standard cost method which approximates first-in, first-out (“FIFO”), or market if lower. The Company provides estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. Inventory reserves were $208,000 and $423,000 at June 30, 2009 and 2008, respectively.
Summary of Inventory
(Dollars in thousands)

	June 30,	June 30,
	2009	2008
Raw materials	$5,728	$6,212
Work in process	622	936
Finished goods	14,213	15,272

Total	$20,563	$22,420

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment — Property and equipment is recorded at cost and summarized as follows:
(Dollars in thousands)

	June 30,	June 30,
	2009	2008
Land	$1,761	$1,761
Buildings	10,499	10,341
Office furniture and equipment	5,184	4,841
Leasehold improvements	440	211

Gross property and equipment	17,884	17,154
Accumulated depreciation	(6,743)	(6,094)

Net property and equipment	$11,141	$11,060

Depreciation is determined using the straight-line method over the estimated useful lives of the property and equipment, as follows:

Buildings	40 years
Office furniture and equipment	2 to 7 years
Office furniture and equipment includes the cost of the Company’s product tooling which is amortized over two years. Leasehold improvements are amortized over the life of the lease or their useful life, whichever is shorter.
Depreciation and amortization expense is summarized in the following table:

	2009	2008	2007
Depreciation of property and equipment	$1,139	$751	$601
Amortization of intangibles	203	202	198

	$1,342	$953	$799

Maintenance and repairs are charged to expense as incurred; renewals and betterments are recorded to appropriate property or equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period of the sale or retirement.
Impairment of long-lived assets — The Company reviews potential impairments of long-lived assets and certain identifiable intangibles on an exception basis when there is evidence that events or changes in circumstances have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and before interest, from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value. There was no impairment of long-lived assets at June 30, 2009.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and other intangible assets — The following table summarizes the Company’s goodwill:

	Speciality	Mass	Total
June 30, 2008	$6,745	$7,674	$14,419
Acquisition of Marketing Impressions	—	529	529

June 30, 2009	$6,745	$8,203	$14,948

Per FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. SFAS 142 requires a two-step impairment test which is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).
Under SFAS 142 a reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if it comprises only a single component.
Craftmade is organized into two operating segments, Mass and Specialty. While each operating segment has components, they do not meet the above requirements to be considered reporting units, therefore Craftmade considers Mass and Specialty as reporting units for purposes of testing for goodwill impairment. In analyzing goodwill impairment assets, liabilities and goodwill must be assigned or allocated to the reporting units. Since the vast majority of Mass revenues are related to items that are direct shipped to customers, the Company allocates substantially all its assets to the Specialty segment. The only exception is accounts receivable which are allocated to each segment by customer. Debt is allocated to each reporting unit based on the reporting unit’s percentage of total revenue. Goodwill is assigned to the appropriate reporting unit based on where revenues stemming from the related acquisitions are reported.
The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The estimated fair value of reporting unit as of June 30, 2009 was determined using a combination of the income approach (discounted cash flow or “DCF” analysis) and the market approach (application of relevant revenue or income multiples, based on comparable companies). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.
The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination was determined. That is, an entity shall assign the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess Based on our valuation of the fair value of each reporting unit compared with its carrying amount, there was no impairment of goodwill at June 30, 2009. This conclusion was based on our assessment under the first step of impairment testing dictated by SFAS 142, and therefore the second step was unnecessary.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company assesses the carrying values of goodwill annually as of June 30 or when circumstances dictate that the carrying value might be impaired. Per SFAS 142 goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. In addition, SFAS 142 also requires that goodwill be tested for impairment after a portion of goodwill has been allocated to a business to be disposed of. Based on the rapid economic decline seen in the last half of calendar 2008, the Company performed an interim test for goodwill impairment as of December 31, 2008, and found that no impairment was necessary at that time.
The amount of goodwill deductible for tax purposes in the future was $5,467,000 at June 30, 2009.
In connection with its acquisitions, the Company acquired certain identifiable intangible assets, including patents, trademarks and covenants not-to-compete:
Summary of Intangible Assets
(Dollars in thousands)

	June 30,	June 30,
	2009	2008
Non-compete covenants	$1,020	$1,020
Patents and trademarks	720	720

Gross intangible assets	1,740	1,740
Accumulated amortization	(643)	(440)

Net intangible assets	$1,097	$1,300

As of June 30, 2009, estimated future amortization expense related to intangible assets is summarized as follows:
Summary of Future Amortization Expense
(Dollars in Thousands)

Fiscal Year Ending
June 30, 2010	$188
June 30, 2011	188
June 30, 2012	179
June 30, 2013	164
June 30, 2014	47
Thereafter	331

$1,097

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other accrued expenses — Other accrued expenses consist of the following balances:
Summary of Other Accrued Expenses
(Dollars in Thousands)

	June 30,	June 30,
	2009	2008
Accrued customer allowances	$729	$834
Commissions payable	331	611
Accrued payroll	555	752
Restructuring reserve, net of taxes	97	443
Co-op advertising allowance	350	353
Other current liabilities	360	336

Other accrued expenses	$2,422	$3,329

Returns — The Company offers certain customers credits for authorized returned merchandise and estimates an allowance for sales returns at the end of each period:
Sales Returns Allowance
(Dollars in thousands)

	June 30,	June 30,	June 30,
	2009	2008	2007
Beginning of year balance	$77	$91	$87
Provision for estimated returns	941	909	1,025
Return credits issued	(950)	(923)	(1,021)

End of year balance	$68	$77	$91

Product warranties — Craftmade products are warranted against defects in workmanship and materials depending on standard offerings of various lengths and terms. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Product warranty reserves are reported as part of accounts payable on the consolidated balance sheet.
Product Warranty Reserves
(Dollars in thousands)

	June 30,	June 30,	June 30,
	2009	2008	2007
Beginning of year balance	$774	$177	$169
Woodard Opening Reserve	—	584	—
Provision for estimated expenses	1,436	1,720	1,147
Warranty claims paid	(1,890)	(1,707)	(1,139)

End of year balance	$320	$774	$177

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has a 50% ownership interest in Design Trends, a limited liability company. In connection with the adoption of FIN 46R, the Company concluded that Design Trends is a VIE and that the Company is the primary beneficiary. Pursuant to the provisions of FIN 46R, effective January 1, 2004, the Company began to consolidate Design Trends.
Prior to the acquisition of Marketing Impressions, Inc. which became effective on July 1, 2006, the Company had a 50% ownership interest in Prime/Home Impressions, Inc. (“PHI”). The Company also concluded that PHI was a VIE and that the Company was the primary beneficiary. Pursuant to the provisions of FIN46R, effective January 1, 2004, the Company began to consolidate PHI and restated its previously issued financial statements to reflect PHI as a consolidated entity. Accordingly, the results of operations of PHI have historically been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in PHI income was excluded from the Company’s consolidated net income. Since the effective date of the acquisition on July 1, 2006, no minority interest exists in PHI, and accordingly, the consolidated net income includes the full amount of PHI results from this date.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the consolidating balance sheets of the Company’s VIEs broken out from the remainder of its business which is all wholly owned (“Craftmade Wholly Owned”), as of June 30, 2009 and 2008.
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2009
(Dollars in thousands)

	Craftmade	Design
	Wholly Owned	Trends	Consolidated

Total assets	$62,892	$17,976	$80,868

Total liabilities and minority interests	$43,112	$1,631	$44,743
Total stockholders’ equity	19,780	16,345	36,125

Total liabilities and stockholders’ equity	$62,892	$17,976	$80,868

AS OF JUNE 30, 2008
(Dollars in thousands)

	Craftmade	Design
	Wholly Owned	Trends	Consolidated

Total assets	$65,815	$16,145	$81,960

Total liabilities and minority interests	$44,346	$521	$44,867
Total stockholders’ equity	21,469	15,624	37,093

Total liabilities and stockholders’ equity	$65,815	$16,145	$81,960

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Advertising costs — The Company’s advertising expenditures consist primarily of print advertising programs, and are expensed as used. Prepaid advertising costs consist of current catalogs and sales collateral on hand and are expensed in relation to use. Advertising expense and prepaid advertising costs increased in the fiscal year ended June 30, 2008 primarily as the result of the acquisition of certain net assets of Woodard. For the fiscal year ended June 30, 2009 a reduction in advertising expense for the traditional fan and lighting business was largely offset by the inclusion of two additional quarters of expenses related to the Woodard business. Prepaid advertising costs increases in the fiscal year ended June 30, 2009 were related to the release of new catalogues and sales collateral.
Advertising
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Advertising expense	$3,447	$3,484	$2,161
Prepaid advertising costs	920	699	407
Research and development — Research, development and engineering expenditures for the creation and application of new products and processes are expensed as incurred, as summarized in the following table:
Research and Development
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Research and development	$221	$184	$265
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
The Company has recognized compensation cost for all stock-based payments granted subsequent to July 1, 2005 in the consolidated financial statements, summarized as follows:
Stock-Based Compensation Expense
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Stock-based compensation expense recognized:
Selling, general & administrative	$120	$110	$64

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2010	$117
June 30, 2011	72
June 30, 2012	17
June 30, 2013	—

$206

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
Subsequent Events — In the preparation of its consolidated financial statements, the Company considered subsequent events through September 28, 2009, which was the date the Company’s consolidated financial statements were issued.
Effects of recent accounting pronouncements
In May 2009, FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. SFAS 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for financial reporting periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and has made the appropriate additional disclosures in its consolidated financial statements.
In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is in the process of evaluating the impact SFAS No. 167 will have on its consolidated financial statements.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009 FASB issued FASB Staff Position FSP No. FAS 141(R)-1 (“FSP FAS No.141(R)-1”) which amends SFAS 141(R) and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS No. 141(R)-1 are effective for the Company as of July 1, 2009, and the Company will apply them prospectively to all business combinations subsequent to the effective date.
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
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has also issued Staff Position FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAF 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 and will apply it where, and if, appropriate and is currently assessing the impact of FSP 157-2 which was effective for the Company as of July 1, 2009.
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
Dividend Policy
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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Related Party Transactions
The Company purchases a majority of its outdoor patio furniture for the Mass segment from a Chinese factory that is 50% owned by an affiliate of Henry Crown and Company. Henry Crown and Company owns Woodard, LLC, from which the Company purchased certain assets in January 2008. As part of the purchase price in that transaction, Henry Crown and Company became the beneficial owner of more than 5% of our Common Stock. For the twelve months ended June 30, 2009, the Company purchased approximately $20 million in products from the joint venture, which were sold to various customers. The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this factor, the Company’s management has determined that the transactions between the two parties are at arms-length.
In addition, the Company formerly leased approximately 20,000 square feet of office space in Chicago, Illinois from an affiliate of Henry Crown and Company for $31,935 per month. This lease covered the former Woodard, LLC Chicago offices and expired on February 28, 2009. The Company has initiated a new agreement with Henry Crown and Company for 1,989 square feet that commenced on January 15, 2009 and expired on August 14, 2009, and has been extended through the end of September 2009. The Company pays $4,475 per month for this space. The Company’s management has determined that the terms of both agreements represent fair market value.
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
Effective March 16, 2009, Todd Teiber accepted the position of Senior Vice-President of Specialty Sales with the Company. The Company acquired Teiber Lighting from Mr. Teiber in 2005, and Mr. Teiber has been party to a consulting agreement with the Company since that time, for which Mr. Teiber receives $100,000 per year. Under the terms of the Teiber Lighting acquisition, Mr. Teiber’s consulting agreement will end February 28, 2010. Mr. Teiber is also owner of Teiber Lighting Sales, which provides sales representation to the Company for its lighting and accessory products in the Specialty segment, in certain geographies. Mr. Teiber is no longer employed by Teiber Lighting Sales, but retains ownership of the company. Craftmade paid commissions of $297,000 to Teiber Lighting Sales in fiscal 2009. Based on an evaluation of similar transactions, the Company’s management has determined that the terms of Mr. Teiber’s employment as well as the use of Teiber Lighting Sales to represent Craftmade products both represent fair market value transactions.
Fair Value of Financial Instruments
The Company’s financial instruments include cash, receivables, accounts and commissions payable, accrued expenses and amounts outstanding under various debt agreements. Management believes the fair values of these instruments approximate the related carrying values as of June 30, 2009, because of their short-term nature, recent renegotiations and/or variable interest rates.

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
Reclassifications
Certain information provided for the prior years has been reclassified to conform to the current year presentation.
Note 3 — Acquisitions
Acquisition of Certain Assets of Woodard, LLC.
On January 2, 2008, Woodard-CM completed the purchase of substantially all of the assets of Woodard, a leading Chicago-based designer, manufacturer and distributor of a broad line of outdoor furniture products and related accessories pursuant to the Asset Purchase Agreement, dated as of December 18, 2007 (the “Agreement”), by and among Craftmade, Woodard and Henry Crown and Company d/b/a CC Industries, Inc. In the acquisition, the Company initially paid Woodard $19,265,000 plus a working capital adjustment of $954,000 and warrants (the “Warrants”) to purchase up to 200,000 shares of Craftmade common stock (the “Common Stock”) for 10 years from the date of issuance at a purchase price of $8.10 per share, valued at $279,000. The purchase price consideration included 500,000 shares of Common Stock valued at $8.10 per share based on the average closing price of the Common Stock for the three days prior to signing the Agreement for an aggregate price of $4,050,000 (price of Common Stock for financial reporting is $8.00 per share based on the average closing price of the Common Stock on the two days prior, two days after and day of the announcement of the signing of the Agreement, for an aggregate price of $4,000,000), with the remaining purchase price paid in cash at closing. The Agreement allowed the parties to adjust the purchase price to accurately reflect the working capital up to 60 days after the closing of the acquisition, resulting in a working capital adjustment of $1,272,000 due the Company. Including the working capital adjustment, the total adjusted cash consideration for the acquisition is $14,896,000.
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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Summary
(Dollars in thousands)

Cash paid at closing	$16,168
GAAP value of 500,000 shares issued	4,000	(1)
Value of 200,000 Warrants	279	(2)
Purchase price adjustment (Settled April, 2008)	(1,272)

Total consideration	$19,175

(1)	The value of the 500,000 shares of Common Stock was based on the average closing prices of the Common Stock, for the two days before, the day of, and the two days after the date of the announcement of the merger or $8.00 per share.

(2)	The 200,000 Warrants were valued using the Black-Scholes calculation at a Warrant price of $1.39 per share using the following assumptions:

Expected volatility	33%
Risk-free interest rate	3.81%
Expected lives	10 years
Dividend yield	5.8%
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
The pro forma amounts for the fiscal year ended June 30, 2008 do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of the beginning of the period presented or that may be obtained in the future. As certain net assets of Woodard were acquired January 2, 2008 the information below for the fiscal year ended June 30, 2009 does not reflect any pro forma effects.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Pro Forma Results
(In thousands, except per share data)

	Fiscal Year Ended
	June 30,	June 30,
	2009	2008
Net sales
As reported	$149,692	$137,590
Pro forma	149,692	164,590

Net income
As reported	$(1,088)	$2,112
Pro forma	(1,088)	860

Basic earnings per share
As reported	$(0.19)	$0.39
Pro forma	$(0.19)	$0.14

Diluted earnings per share
As reported	$(0.19)	$0.39
Pro forma	$(0.19)	$0.14
In April 2007, Woodard issued a non-interest bearing promissory note to one of its suppliers in exchange for $1,477,000, in connection with a distribution agreement. Upon issuing the non-interest bearing note, Woodard imputed interest at 7.5%, Woodard’s borrowing rate at that time, and reduced the value of the note by approximately $400,000 as a charge to Cost of Goods. The promissory note includes a minimum payment schedule of principal payments at 2.5% of weekly inventory purchases from the supplier. The outstanding balance of the note that is not expected to be paid within one year based upon the projected volume of purchases has been classified as long-term in the accompanying balance sheets. The initial term of the agreement ended July 31, 2009, after which the agreement renews automatically for additional periods of one year.
The Company reserved $692,000, which was charged to the acquisition, related to restructuring costs at the date of the acquisition. In the fiscal year ended June 30, 2009 there were severance related cash payments of $537,000 charged to the reserve, which is substantially all that has been paid since the date of acquisition. The Company expects to utilize the balance of the reserve in the coming fiscal year.
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
The purchase price, including amounts for patents and trademarks and non-compete agreements, is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of June 30, 2009:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	2,954
Acquisition-related costs	220

Total consideration as of June 30, 2009	$4,461

Percent of Adjusted Gross Profit July 1, 2006 to August 31, 2011	22%

Additonal Percent of Adjusted Gross Profit July 1, 2006 to June 30, 2007 (not to exceed $750)	15%
Contingent payments earned include $597,000 accrued during the fiscal year ended June 30, 2009. The Company has estimated that the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011 to be a total of $1,234,000. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:
Summary of Long Term Obligations
(Dollars in thousands)

		Outstanding	Outstanding
		Balance	Balance	Current
	Commitment	June 30, 2009	June 30, 2008	Interest Rate	Maturity
Revolving line of credit (1)	$50,000	$20,042	$17,374	LIBOR plus 1.50%	December 31, 2009
Note payable — facility	n/a	10,317	10,779	6.5%	December 10, 2017
Capital lease obligation	n/a	69	113	7.6%	November 5, 2010

Sub-total		30,428	28,266
Less: current amounts due		(542)	(507)

Long-term obligations		$29,886	$27,759

(1)	Based on Frost line of credit in place at June 30, 2009. As of July 10, 2009 Frost line of credit has been replaced with a new line of credit with Bank of America providing up to $40,000,000 in revolving loans, supplemented by a $3,500,000 note with Frost.
As of June 30, 2009 the Company’s primary revolving line of credit was held by a banking group led by The Frost National Bank (“Frost”) and including Whitney National Bank and Commerce Bank, N.A., under, a Third Amended and Restated Loan Agreement (the “Frost Loan Agreement”) signed December 31, 2007 and maturing on December 31, 2009. As a result of the subsequent refinancing of the line of credit, the balance as of June 30, 2009 was classified as long-term. Total credit lines available to Craftmade and its subsidiaries under this agreement were $50,000,000, and there was $3,832,000 available to borrow under the applicable borrowing base at June 30, 2009.
The financial covenants contained in the Frost Loan Agreement required Craftmade to maintain a ratio of total liabilities (excluding any subordinated debt) to tangible net worth of not greater than 2.5 to 1.0 for the quarters ending June, 30, September 30 and December 31 and not greater than 3.25 to 1.0 for the quarter ending March 31. The financial covenants required a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of not less than 1.25 to 1.0, tested quarterly. The Company was not in compliance with its Fixed Charge Coverage Ratio covenant at June 30, 2009. However, the Company subsequently satisfied all obligations under the Frost Loan Agreement by repaying all outstanding amounts on July 10, 2009, and no other fees or payments are due or expected in relation to this agreement, or the related notes.
On July 10, 2009, Craftmade International, Inc. (“Craftmade”), together with certain of Craftmade’s direct or indirect subsidiaries (the “Borrowers”), entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Bank of America, N.A.(“Bank of America”). The Revolving Loan Agreement provides for revolving loans in an aggregate amount up to $40,000,000 and is secured by substantially all of the Borrowers’ assets, excluding its current real estate holdings. On July 10, 2009 Woodard—CM, LLC (“Woodard—CM”),a wholly-owned subsidiary of Craftmade entered into a Term Loan Agreement (the “Term Loan Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”), in conjunction with executing a Term Loan Note (“the Frost Note”), in the principal amount of $3,500,000, payable to Frost, secured by Woodard—CM’s primary manufacturing and distribution facility located in Owosso, Michigan (the “Michigan Facility”). In aggregate the proceeds from the Revolving Loan Agreement and the Term Loan Agreement (together the “Loan Agreements”), were used to pay off amounts owed under the Frost Loan Agreement dated as of December 31, 2007.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Loans under the Revolving Loan Agreement may be deemed to be either Base Rate Loans or LIBOR Rate Loans. Base Rate Loans will bear interest at a per annum rate equal to the greater of (a) the Prime Rate (as published by Bank of America); (b) the Federal Funds Rate, plus 0.50%; or (c) 30 day London Interbank Offered Rate (“LIBOR”), plus 1.0%, plus an applicable margin ranging from 0.75% to 1.25% based on Craftmade’s cash flow performance as measured by the Fixed Charge Coverage Ratio (as defined in the Revolving Loan Agreement) for the most recent month. LIBOR Rate Loans will bear interest at LIBOR for the applicable Interest Period (30, 60 or 90 days), plus an applicable margin ranging from 3.00% to 4.00% based on Craftmade’s cash flow performance as measured by the Fixed Charge Coverage Ratio (as defined in the Revolving Loan Agreement) for the most recent month. The maximum amount of loans under the Revolving Loan Agreement will be determined by a formula (the “Borrowing Base”) taking into consideration the receivables and inventory of the Borrowers, net of any reserves put into place by Bank of America. The Revolving Loan Agreement will terminate on July 7, 2012.
Pursuant to the Revolving Loan Agreement, the financial covenants require Craftmade to maintain a Fixed Charge Coverage Ratio (as defined in the Revolving Loan Agreement) of not less than 0.85 for the initial periods, and building to not less that 1.0 by August, 2009 and thereafter. All wholly-owned domestic subsidiaries of Craftmade, and Design Trends LLC, a 50% owned subsidiary of Craftmade, have agreed to be guarantors of the Revolving Loan Agreement (the “Guarantors”). Should Craftmade achieve and maintain a minimum of $6,000,000 of availability (calculated as the Borrowing Base minus the principal balance of all loans) for 60 days, the Fixed Charge Coverage Ratio shall not be tested until such time as availability drops below $6,000,000.
The Frost Note bears a floating interest rate based on Prime Rate (as published in the Wall Street Journal) plus 2.0% per annum. Pursuant to the Frost Note, Woodard—CM has agreed to pay equal monthly payments of principal and interest based on a 10-year amortization schedule, with the unpaid principal and interest payable on July 7, 2012. As security for the payment and performance of the Frost Note, Woodard—CM granted to Frost, pursuant to a Mortgage a lien in the Michigan Facility located at 210 S. Delaney Road, Owosso, Michigan, which Woodard—CM acquired as part of the January 4, 2008 acquisition of certain net assets of Woodard, LLC. On the Closing Date, Craftmade entered into guaranty agreements (“Guaranties”) with Frost pursuant to which Craftmade together with certain of its direct or indirect subsidiaries has agreed to guarantee payment and performance of the Note by Woodard—CM.
Further information regarding this Revolving Loan Agreement and Notes is detailed in the Company’s Form 8-K filed with the SEC on July 16, 2009.
On November 14, 2007, the Company entered into a term loan to refinance its home office and warehouse with an original principal balance of $11,000,000. The loan is payable in equal monthly installments of principal and interest of $95,822. The loan bears an interest rate of 6.5% per year. The loan is collateralized by the building and land. The loan is scheduled to mature on December 10, 2017.
Scheduled maturities of notes payable and lines of credit at June 30, 2008 are detailed as follows:
Schedule of Maturities
(Dollars in thousands)

	Line of	Note	Capital
Fiscal Year Ended	Credit(1)	Payable	Lease	Total
June 30, 2010	$20,042	$494	$48	$20,584
June 30, 2011	—	527	21	548
June 30, 2012	—	562	—	562
June 30, 2013	—	600	—	600
June 30, 2014	—	640	—	640
Thereafter	—	7,494	—	7,494

	$20,042	$10,317	$69	$30,428

(1)	Based on Frost line of credit in place at June 30, 2009. As of July 10, 2009 Frost line of credit has been replaced with a new line of credit with Bank of America providing up to $40,000,000 in revolving loans, supplemented by a $3,500,000 note with Frost.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Income Taxes
Components of the provision for income taxes consist of the following:
Provision for Income Taxes
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Current expense/(benefit):
Federal	$(437)	$1,246	$1,003
State	92	57	(427)
Foreign	(33)	42	143

Total current expense/(benefit):	(378)	1,345	719
Deferred expense/(benefit)	(31)	(171)	763

Provision for income tax expense/(benefit)	$(409)	$1,174	$1,482

The provision for income tax was a tax benefit of $409,000 or 27% of net income before income taxes for fiscal year ended June 30, 2009, compared to $1,174,000 or 36% of income before income taxes for the fiscal year ended June 30, 2008 The effective tax rate is calculated by dividing income tax expense by income after minority interest and before income taxes. The effective tax rates presented are weighted averages of our multiple legal entities with effective income tax rates that differ from the statutory United States federal income tax rate of 34% due to the impact of state income taxes. The resulting consolidated effective rate can be significantly different than the statutory United States federal income tax rate of 34% due to the effect of operating losses in certain legal entities of the Company being offset by gains in other entities. The resulting consolidated effective tax rate is not necessarily representative of the effective tax rate in any of the individual tax entities of the Company.
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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:
Summary of Deferred Taxes
(Dollars in thousands)

	June 30,	June 30,
	2009	2008
Inventories	$347	$403
Investment in 50% owned LLC’s	178	186
Reserves and accruals	194	216
Accounts receivable reserves	294	131
State refund claims, net of federal tax	19	100
Net operating loss carryforwards	77	24
Other	102	83
Valuation allowance	(78)	(100)

Total deferred tax assets	1,133	1,043

Depreciation and amortization	(771)	(671)
Foreign taxes	(117)	(157)

Total deferred tax liabilities	(888)	(828)

Net deferred tax asset/(liability)	$245	$215

The valuation allowance represents a portion of the tax benefits of certain state refund claims which may not be fully realized.
The differences between the Company’s effective tax rate and the federal statutory rate of 34% are summarized in the following table:
Reconciliation of Federal Tax Rate to Effective Tax Rate
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Tax at the statutory corporate rate	$(264)	$1,557	$3,026
Less: federal income tax attributable to minority interest	(242)	(439)	(459)
Foreign tax rate under federal statutory rate(1)	31	(40)	(905)
Federal taxes on anticipated repatriation of foreign earnings	(31)	40	147
State income taxes, net of federal benefit(2)	74	28	(314)
Other	23	29	(13)

Provision for income taxe expense (benefit)	$(409)	$1,174	$1,482

(1)	The foreign tax rate under the federal statutory rate for the fiscal year ended June 30, 2007 includes benefits obtained from a reduction in amounts set aside for tax contingencies of $793,000 recorded in the quarter ended June 30, 2007 and a lower foreign tax rate of approximately $112,000.

(2)	State income taxes, net of federal benefit for the fiscal year ended June 30, 2007, include the benefit resulting from lower state apportionment rates applied to prior periods as a result of a change in the state tax law totaling $516,000, offset by increases in amounts set aside for tax contingencies totaling $231,000.

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
The following table summarizes the changes in our unrecognized income tax benefits for the year ended June 30, 2009:
Reconciliation of Unrecognized Tax Benefits
(Dollars in thousands)

		Increases/(Decreases) in Unrecognized
		Tax Benefits As a Result of
		Tax Positions from			Lapse in
	July 1,	Prior	Current		Statute of	June 30,
	2008	Periods	Period	Settlements	Limitations	2009
Reserve for state nexus issues	$190	$—	$—	$—	$—	$190
Valuation allowance for Texas franchise tax refunds	100	(81)	—	—	—	19
State net operating loss and credit carryforwards	—	—	56			56

Unrecognized tax benefits	$290	(81)	56	—	—	$265

During the twelve months ended June 30, 2009 the Company decreased its unrecognized tax benefits as a result of clarifying certain claims related to Texas franchise tax refunds it received and closed out. These amounts were partially offset by an increase in unrecognized tax benefits due to state net operating loss and credit carryforwards.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing tax matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of FIN 48, the Company recognized accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of June 30, 2009.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Stockholders’ Equity
Stock Option Plans
On October 27, 2000, the Company’s stockholders approved the 1999 Stock Option Plan (“1999 Plan”) and 2000 Non-Employee Director Plan (“Non-Employee Plan”), previously adopted by the Board of Directors on October 29, 1999 and February 16, 2000, respectively. At June 30, 2009, there were 36,600 fully vested options which were exercisable under these plans. The 1999 Plan and Non-Employee Plan were terminated upon adoption of the 2006 Long-Term Incentive Plan (“2006 Plan”).
On November 28, 2006, the Company’s stockholders approved the 2006 Plan. The 2006 Plan allows a maximum of 400,000 shares of the Common Stock to be issued. Options granted will be designated as either Incentive Stock Options or Non-Qualified Stock Options. The options vest at a rate of 25% on the first anniversary of the grant date and 25% on each successive anniversary. Options may be exercised at any time once they become vested, but not more than 10 years from the date of grant. See “Note 2 – Summary of Significant Accounting Policies” for additional information.
A summary of options issued under the above agreements is as follows:
Summary of Stock Options

		Weighted		Weighted
		Average	Exercise	Average
		Exercise	Price	Remaining
	Shares	Price	Range	Life (Years)
Outstanding at June 30, 2006	19,500	$15.78
Granted	85,000	18.49
Exercised	(1,000)	6.75
Forfeited	(4,400)	18.85

Outstanding at June 30, 2007	99,100	18.06
Granted	75,500	8.01
Exercised	—	0.00
Forfeited	(12,200)	14.79

Outstanding at June 30, 2008	162,400	13.63
Granted	—	—
Exercised	—	—
Forfeited	(3,200)	18.85

Outstanding at June 30, 2009	1,59,200	$13.53	$6.75-$25.20	7.6

Exercisable at June 30, 2009	70,975	$15.27	$6.75-$25.20	6.8

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model based upon the following weighted-average assumptions:
Weighted-Average Stock Option Assumptions

	Fiscal	Fiscal	Fiscal
	2009	2008	2007
Expected volatility	—	33%	35%
Risk-free interest rate	—	3.7%	5.1%
Expected lives	—	4 years	4 years
Dividend yield	—	6.0%	2.7%
Weighted average fair value of options granted per share	—	$1.39	$4.97

Total fair value of options granted	$—	$105,000	$422,000
Total intrinsic value of stock options exercised(1)	$—	$—	$9,000

(1)	Intrinsic value of stock options is calculated using the difference between the common share price on the date of exercise and the strike price times the number of stock options exercised.
The assumptions incorporate historical volatility, a risk-free interest rate which approximates the implied yield currently available on U.S. Treasury zero-coupon issues and a dividend yield based on the amount of dividends historically paid.
The following table summarizes the range of exercise prices for stock options outstanding and vested as of June 30, 2009:
Stock Option Exercise Prices

	Number of Shares
	Under Stock Options		Exercise
Expiration Date	Outstanding	Exercisable	Price
10/28/2009	3,500	3,500	$6.75
2/15/2012	3,000	3,000	14.85
2/15/2013	3,000	3,000	14.15
2/15/2014	3,000	3,000	25.20
2/15/2015	3,000	3,000	20.74
2/15/2016	3,000	3,000	17.48
11/27/2016	49,200	24,600	18.85
2/4/2017	20,000	10,000	17.62
2/5/2018	71,500	17,875	8.01

	159,200	70,975	$13.53

Retirement of Preferred Stock
In the fiscal year ended June 30, 2006, the Company retired its 32,000 shares of the Series A cumulative, convertible, and callable preferred stock, $1.00 par value (“Preferred Stock”), issued and held by the Company as treasury shares.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stockholder Rights Plan
On June 23, 1999, the Company declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s common stock. The dividend distribution was made on July 19, 1999 to stockholders of record on that date. The Rights become exercisable if a person or group acquires 15% or more of the Common Stock or announces its intent to do so. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock, $1.00 par value per share, at an exercise price of $48 subject to adjustment as provided for in the agreement. When the Rights become exercisable, the holder of each Right (other than the acquiring person or members of such group) is entitled (1) to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price, (2) to purchase, at the Right’s then current exercise price, a number of shares of Common Stock having a market value of twice such price, or (3) at the option of the Company, to exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one-half share of Common Stock (or one-thousandth of a share of the Series A Preferred Stock) per Right. The Rights may be redeemed for $.001 each by the Company at any time prior to acquisition by a person (or group) of beneficial ownership of 15% or more of the Common Stock. The Rights were originally set to expire on June 23, 2009.
The Rights were originally granted under an agreement dated as of June 23, 1999 by and between the Company and Harris Trust and Savings Bank (the “Rights Agreement). On June 9, 2009, the Board of Directors of the Company voted to amend the Rights Agreement to, among other things, (i) extend the term of the Rights Agreement to June 23, 2014, (ii) delete the definition of “Exempt Person,” (iii) appoint Computershare Trust Company, N.A. as the successor rights agent and (iv) update the addresses for notices sent pursuant to the Rights Agreement.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Earnings Per Share
Basic earnings per share measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options. As of June 20, 2008, 159,200 stock options for which the exercise price was greater than the average market price of the Common Stock were not included in the computation of diluted earnings per share as the effect would be antidilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:
Earnings Per Common Share
(In thousands, except per shara data)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Basic and diluted earnings (loss) per share:

Numerator
Net income (loss)	$(1,088)	$2,112	$5,911

Denominator for basic EPS
Weighted average common shares outstanding	5,705	5,450	5,204

Denominator for diluted EPS
Weighted average common shares outstanding	5,705	5,450	5,204
Incremental shares for stock options	—	1	2

Potentially dilutive weighted average common shares	5,705	5,451	5,206

Basic earnings (loss) per common share	$(0.19)	$0.39	$1.14

Diluted earnings (loss) per common share	$(0.19)	$0.39	$1.14

Note 8 — Commitments and Contingencies
The Company leases various equipment and real estate under non-cancelable operating lease agreements which require future cash payments. The Company incurred rental expense under its operating leases as summarized in the following table:
Rental Expense Under Operating Leases
(Dollars in thousands)

Fiscal Year Ended	Amount
June 30, 2009	$1,164
June 30, 2008	628
June 30, 2007	393

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Company has guaranteed royalty payments under a licensing agreement.

Future minimum lease payments under non-cancelable operating leases and guaranteed minimum royalty payments as of June 30, 2009 are as follows:
Future Minimum Lease and Royalty Payments
(Dollars in thousands)

	Operating	Guaranteed
Fiscal Year Ended	Leases	Royalties	Total
June 30, 2010	$727	$90	$817
June 30, 2011	670	—	670
June 30, 2012	569	—	569
June 30, 2013	430	—	430
June 30, 2014	65	—	65

	$2,461	$90	$2,551

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

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — 401(k) Defined Contribution Plan
The Company has a defined contribution retirement savings plan (“Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer compensation up to the annual maximum limit prescribed by the Internal Revenue Code. For the fiscal year ended June 30, 2009 the Company matched half of participant contributions up to 6% of their annual compensation. The Company’s contributions to the Retirement Plan are summarized in the following table:
Contributions to 401(k) Retirement Plan
(Dollars in thousands)

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Contributions to 401(k)	$247	$169	$110
Effective July 1, 2009 the Company has indefinitely suspended its matching contribution to employee 401(k) funds as part of broad cost cutting efforts.
Note 10 — Segment Information
The Company operates in two reportable segments, Specialty and Mass. The accounting policies of the segments are the same as those described in “Note 2 – Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.
The Specialty segment is principally engaged in the design, distribution and marketing of ceiling fans, light kits, outdoor lighting, outdoor patio furniture, interior lighting fixtures, bath-strip lighting, light bulbs, door chimes, pushbuttons, ventilation systems and other lighting accessories and related accessories to a nationwide network of electrical wholesalers, patio dealers and lighting showrooms specializing in sales to the remodeling, new home construction and replacement markets. The Mass segment is principally engaged in the design, distribution and marketing of outdoor patio furniture, outdoor and indoor lighting, selected ceiling fans and various fan and lamp accessories to mass merchandisers.
Net sales are attributed to geographic areas based on the location of the customer to which products are shipped. Substantially all of the Company’s net sales were to customers in North America, principally the United States, during the three fiscal years ended June 30, 2009. In addition, substantially all of the Company’s assets were attributable to its operations in the United States as of June 30, 2009 and 2008.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the reportable segments:
Summary of Reportable Segments
(Dollars in thousands)

	Specialty	Mass	Total
Fiscal year ended June 30, 2009:
Net sales	$68,951	$80,741	$149,692
Gross profit	21,263	10,957	32,220
Income from operations	1,132	(328)	804
Total assets	62,632	18,236	80,868

Fiscal year ended June 30, 2008:
Net sales	$74,878	$62,712	$137,590
Gross profit	23,675	11,238	34,913
Income from operations	3,536	2,391	5,927
Total assets	60,453	21,507	81,960

Fiscal year ended June 30, 2007:
Net sales	$59,925	$43,425	$103,350
Gross profit	21,180	11,111	32,291
Income from operations	5,732	4,609	10,341
Total assets	53,579	11,172	64,751

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes net sales by product category as a percentage of consolidated net sales:
Net Sales by Product Category

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Specialty
Ceiling fans, light kits and blades	16%	23%	37%
Outdoor patio furniture	20%	16%	0%
Ventilation, chimes and bulbs	4%	6%	10%
Clocks and weather gauges	1%	2%	3%
Bath and outdoor lighting	5%	7%	8%

	46%	54%	58%

Mass
Indoor lighting	10%	13%	23%
Outdoor lighting	1%	2%	2%
Outdoor patio furniture	37%	22%	0%
Accessories	6%	9%	17%

	54%	46%	42%

	100%	100%	100%

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
Quarterly Data (Unaudited)
(In thousands, except per share data)

	Fiscal Year Ended June 30, 2009					Fiscal Year Ended June 30, 2008(1)
		Fourth	Third	Second	First		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter	Total	Quarter(2)	Quarter	Quarter	Quarter
Net sales	$149,692	$30,265	$52,000	$37,262	$30,165	$137,590	$39,122	$54,918	$20,812	$22,738
Gross profit	32,220	7,451	8,593	7,706	8,470	34,913	10,177	10,692	6,534	7,510
Income (loss) from operations	804	245	413	(189)	335	5,927	1,185	1,634	1,344	1,764
Net income	(1,088)	(279)	(135)	(545)	(129)	2,112	373	639	482	618

Basic EPS	$(0.19)	$(0.05)	$(0.02)	$(0.10)	$(0.02)	$0.39	$0.07	$0.11	$0.09	$0.12
Diluted EPS	(0.19)	(0.05)	(0.02)	(0.10)	(0.02)	0.39	0.07	0.11	0.09	0.12

Basic shares outstanding	5,705	5,705	5,705	5,705	5,705	5,450	5,704	5,694	5,205	5,205
Diluted shares outstanding	5,705	5,705	5,705	5,705	5,705	5,451	5,705	5,700	5,205	5,206

(1)	Includes the results of Woodard LLC. effective January 2, 2008. See “Note 3 - Acquisitions.”

(2)	See “Note 5 — Income Taxes” regarding benefit obtained from a reduction in amounts set aside for tax contingencies.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Summary of Allowance for Doubtful Accounts and Inventory Obsolescence
(Dollars in thousands)

		Additions
	Balance at	Charged	Charged			Balance
	beginning	to costs	to other			at end of
Description	of period	and expense	accounts	Deductions		period

Allowance for doubtful accounts as of:
June 30, 2009	$384	$333	$—	$(177)		$541
June 30, 2008	251	329	—	(196)		384
June 30, 2007	293	32	—	(74	)(a)	251

Allowance for inventory obsolescence as of:
June 30, 2009	$423	$155	$—	$(369)		$208
June 30, 2008	403	70	—	(50)		423
June 30, 2007	934	104	—	(635	)(b)	403

(a)	Reduction of the allowance for doubtful accounts associated with the write-off of certain uncollectible accounts receivable balances.

(b)	Reduction of the allowance for inventory obsolescence associated with the disposal or sale of certain inventory items.

CRAFTMADE INTERNATIONAL, INC. AND ITS SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

2.1
Asset Purchase Agreement dated as of December 18, 2007, by and among Woodard, LLC, Henry Crown and Company d/b/a CC Industries, Inc. and Craftmade International, Inc., previously filed as Exhibit 2.1 to Form 8-K on January 4, 2008, and incorporated by reference herein.

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

2.5
Intellectual Property Assignment by and between Trade Source International, Inc., Robert W. Lackey, Robert W. Lackey, Jr., RWL Incorporated f/k/a Robert W. Lackey Corporation and R.L. Products Corporation, dated September 15, 2006, previously filed as Exhibit 10.4 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

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

2.8
Consulting Agreement by and between Craftmade International, Inc., Trade Source International, Inc. and Imagine One Resources, LLC, dated September 15, 2006, previously filed as Exhibit 10.7 to the Company’s Form 8-K on September 18, 2006, and incorporated by reference herein.

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

2.12
Agreement and Plan of Merger, dated as of July 1, 1998, by and among Craftmade International, Inc., Trade Source International, Inc. a Delaware corporation, Neall and Leslie Humphrey, John DeBlois, the Wiley Family Trust, James Bezzerides, the Bezzco Inc. Employee Retirement Trust and Trade Source International, Inc, a California corporation, filed as Exhibit 2.1 to the Company’s Form 8-K on July 15, 1998 (File No. 33-33594-FW) and incorporated by reference herein.

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

3.3	Amended and Restated Bylaws of the Company, previously filed as Exhibit 3.1 to the Company’s Form 8-K on June 15, 2009, and incorporated by reference herein.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (File No. 333-70823), and incorporated by reference herein.

4.2
Rights Agreement, dated as of June 23, 1999, between Craftmade International, Inc. and Harris Trust and Savings Bank, as Rights Agent, previously filed as Exhibit 99.1 to the Company’s Form 8-K on July 9, 1999, and incorporated by reference herein.

4.3
Amendment No. 1 to Rights Agreement, dated as of June 9, 2009, between Craftmade International, Inc. and ComputerShare Trust Company, N.A., as Rights Agent, previously filed as Exhibit 1(A) to Form 8-A/A on June 15, 2009, and incorporated by reference herein.

10.1
Promissory Note dated November 14, 2007, in the original principal amount of $11,000,000 payable to the order of Allianz Life Insurance Company of North America and executed by CM Real Estate, LLC., previously filed as Exhibit 10.1 to the Company’s Form 8-K on November 20, 2007, and incorporated by reference herein.

10.2
Deed of Trust, Mortgage and Security Agreement by CM Real Estate, LLC, effective November 14, 2007, previously filed as Exhibit 10.2 to the Company’s Form 8-K on November 20, 2007, and incorporated by reference herein.

10.3
Guaranty Agreement dated November 14, 2007, by Craftmade International, Inc. in favor of Allianz Life Insurance Company of North America, previously filed as Exhibit 10.3 to the Company’s Form 8-K on November 20, 2007, and incorporated by reference herein.

10.4
Lease Agreement dated as of November 14, 2007, between CM Real Estate, LLC and Craftmade International, Inc., previously filed as Exhibit 10.4 to the Company’s Form 8-K on November 20, 2007, and incorporated by reference herein.

10.5
Loan and Security Agreement dated as of July 8, 2009, among Craftmade International, Inc. and Bank of America, N.A., previously filed as Exhibit 10.1 to the Company’s Form 8-K on July 16, 2009, and incorporated by reference herein.

10.6
Term Loan Agreement dated as of July 8, 2009, among Craftmade International, Inc., Woodard—CM, LLC and The Frost National Bank, previously filed as Exhibit 10.2 to the Company’s Form 8-K on July 16, 2009, and incorporated by reference herein.

Exhibit
Number		Description

10.7		Term Loan Note dated July 8, 2009 with the Frost National Bank, previously filed as Exhibit 10.3 to the Company’s Form 8-K on July 16, 2009, and incorporated by reference herein.

10.8
Mortgage dated as of July 8, 2009 by Woodard—CM, LLC for the benefit of the Frost National Bank, previously filed as Exhibit 10.4 to the Company’s Form 8-K on July 16, 2009, and incorporated by reference herein.

10.9		Craftmade International, Inc. 2006 Long-Term Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

10.10		Incentive Stock Option Agreement, previously filed as Exhibit 10.2 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

10.11		Non-qualified Stock Option Agreement, previously filed as Exhibit 10.3 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

10.12		Stock Appreciation Rights Agreement, previously filed as Exhibit 10.4 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

10.13		Restricted Stock Award Agreement, previously filed as Exhibit 10.5 to the Company’s Form 8-K on December 4, 2006, and incorporated by reference herein.

21.1	*	List of the subsidiaries of Craftmade International, Inc.

23.1	*	Consent of BDO Seidman, LLP.

31.1	*	Certification of J. Marcus Scrudder, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of J. Marcus Scrudder, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of C. Brett Burford, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed or furnished herewith.