Form 10-Q
period 2009-09-30
CRAFTMADE INTERNATIONAL INC
filed 2009-11-16
CIK 856250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 5,704,500 as of November 6, 2009.

CRAFTMADE INTERNATIONAL, INC.
AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2009	2008
Net sales	$21,048	$30,165
Cost of goods sold	(15,231)	(21,695)

Gross profit	5,817	8,470

Gross profit as a percentage of net sales	27.6%	28.1%

Selling, general and administrative expenses	(5,876)	(7,897)
Depreciation and amortization	(263)	(238)

Total operating expenses	(6,139)	(8,135)

Income (loss) from operations	(322)	335

Interest expense, net	(343)	(359)
Other income	—	5

Loss before income taxes	(665)	(19)
Income tax benefit	288	51

Net income (loss)	(377)	32

Less: Net income attributable to noncontrolling interest	218	161

Net loss attributable to Craftmade International	$(595)	$(129)

Weighted average common shares outstanding:
Basic	5,705	5,705
Diluted	5,705	5,705

Basic loss per common share	$(0.10)	$(0.02)

Diluted loss per common share	$(0.10)	$(0.02)

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash	$126	$384
Accounts receivable, net	21,326	25,290
Inventories, net	20,078	20,563
Income taxes receivable	2,052	1,780
Deferred income taxes	1,392	1,367
Prepaid expenses and other current assets	2,569	2,443

Total current assets	47,543	51,827

Property and equipment, net	10,955	11,141
Goodwill	15,249	14,947
Other intangibles, net	1,050	1,097
Other assets	2,290	1,856

Total non-current assets	29,544	29,041

Total assets	$77,087	$80,868

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdrafts	$191	$8
Accounts payable	7,273	7,231
Other accrued expenses	1,732	2,422
Current portion of long-term obligations	826	542

Total current liabilities	10,022	10,203

Non-current liabilities
Long-term obligations	26,638	29,886
Deferred income taxes	1,127	1,122

Total non-current liabilities	27,765	31,008

Total liabilities	37,787	41,211

Stockholders’ equity
Craftmade International stockholders’ equity:
Common stock, $0.01 par value, 15,000,000 shares authorized; 10,204,420 shares issued	102	102
Additional paid-in capital	22,353	22,335
Retained earnings	51,220	51,814
Less: treasury stock, 4,499,920 common shares at cost	(38,126)	(38,126)

Total Craftmade International stockholders’ equity	35,549	36,125

Noncontrolling interest	3,751	3,532

Total equity	39,300	39,657

Total liabilities and stockholders’ equity	$77,087	$80,868

SEE ACCOMPANYING NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	September 30,	September 30,
	2009	2008

Net cash provided by (used in) operating activities	$2,789	$(1,801)

Cash flows from investing activities
Additional contingent consideration	(170)	(201)
Additions property, equipment and tooling	(98)	(646)

Cash used in investing activities	(268)	(847)

Cash flows from financing activities
Net proceeds from (payments on) notes payable	3,331	(113)
Net proceeds from (payments on) lines of credit	(6,283)	2,145
Increase (decrease) in book overdrafts	185	(164)
Principal payments on capital lease	(12)	(11)

Net cash provided by (used in) financing activities	(2,779)	1,857

Net decrease in cash	(258)	(791)
Cash at beginning of period	384	1,269

Cash at end of period	$126	$478

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
The balance sheet at June 30, 2009, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company believes that the disclosures are adequate to provide fair presentation of the results of operations and financial position for the interim periods. The current interim period information reported herein should be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.

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
Criteria have been established by FASB for business combinations which determine whether intangible assets should be recognized separately from goodwill. The amounts included in the following allocation include $2.5 million that was placed in an escrow account for a period of 18 months from the closing date for indemnifications made by the seller in relation to its representations, warranties or covenants pursuant to the Agreement.
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

The Company reserved $692,000 which was charged to the acquisition, related to restructuring costs at the date of the acquisition. In the quarter ended September 30, 2009 there were severance related cash payments of $142,000 charged to the reserve, and an aggregate of $679,000 has been paid since the date of acquisition.

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
The purchase price is based on a known initial payment plus a contingent amount that is based upon percentage of gross profit without any reductions for vendor displays and annual reset costs (“Adjusted Gross Profit”). The purchase price is summarized as follows:
Purchase Price Summary
(Dollars in thousands)

As of September 30, 2009:
Amount paid at closing, net of cash acquired	$1,287
Contingent payments earned	3,116
Acquisition-related costs	220

Total consideration as of September 30, 2009	$4,623

Percent of Adjusted Gross Profit
July 1, 2006 to August 31, 2011	22%

Additional Percent of Adjusted Gross Profit
July 1, 2006 to June 30, 2007 (not to exceed $750)	15%
The Company has estimated the total remaining payout based on future levels of Adjusted Gross Profit through August 31, 2011, to be approximately $826,000. In accordance with FASB standards for business combinations, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable.

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

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — LOSS PER SHARE
The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(In thousands, except per share data)
Basic and diluted loss per share:

Numerator
Net loss attributable to Craftmade International	$(595)	$(129)

Denominator for basic loss per share
Weighted average common shares outstanding	5,705	5,705

Denominator for diluted loss per share
Weighted average common shares outstanding	5,705	5,705
Incremental shares for stock options/warrants	—	—

Dilutive weighted average common shares	5,705	5,705

Basic loss per share	$(0.10)	$(0.02)

Diluted loss per share	$(0.10)	$(0.02)

Anti-dilutive options and warrants have been excluded from the computation of diluted earnings per share because assumed proceeds upon exercise, as defined by FASB standards on stock based compensation, were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. On September 30, 2009 and September 30, 2008 there were 339,200 and 360,200, respectively, common stock options outstanding that were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share. As discussed further in Note 2 — Acquisitions, on January 2, 2008 the Company issued 200,000 warrants. Accordingly, the Company has included the dilutive effects, if any, of the warrants from its earnings per share calculation since January 2, 2008.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — SEGMENT INFORMATION
As of September 30, 2009, the Company operates in two reportable segments, Specialty and Mass.
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
The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the SEC on September 28, 2009. The Company evaluates the performance of its segments and allocates resources to them based on their income from operations and cash flows.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents net sales, gross profit, and income (loss) from operations for the reportable segments:
Summary of Segment Information

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(In thousands)
Net sales
Specialty	$14,394	$20,471
Mass	6,654	9,694

Total	$21,048	$30,165

Gross profit
Specialty	$4,110	$6,657
Mass	1,707	1,813

Total	$5,817	$8,470

Income (loss) from operations
Specialty	$(566)	$443
Mass	244	(108)

Total	$(322)	$335

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — STOCK-BASED COMPENSATION
Per FASB standards, the Company uses the modified prospective method which requires compensation expense to be recorded for all unvested stock options and restricted shares.
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
Stock-Based Compensation Expense
(Dollars in thousands)

	Three Months Ended
	September 30,	September 30,
	2009	2008
Stock-based compensation expense recognized:
Selling, general & administrative	$27	$30

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Total future compensation cost related to non-vested options is expected to be amortized over the following future periods as follows:
Future Stock-Based Compensation Expense
(Dollars in thousands)

Expected
Future
Compensation
Fiscal Year Ending	Cost
June 30, 2010 (remaining 9 months)	$81
June 30, 2011	55
June 30, 2012	17

$153

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about outstanding and exercisable options at September 30, 2009:
Summary of Stock Options

		Weighted		Weighted
		Average	Exercise	Average
		Exercise	Price	Remaining
	Shares	Price	Range	Life (Years)

Outstanding at June 30, 2009	159,200	13.53
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	8.01

Outstanding at September 30, 2009	139,200	$14.32	$6.75-$25.20	7.1

Exercisable at September 30, 2009	65,975	$14.26	$6.75-$25.20	6.4

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — INCOME TAXES
The Company’s effective tax rate is summarized in the following table:
Summary of Effective Tax Rate

	Three Months Ended
	September 30,	September 30,
	2009	2008

Effective tax rate	32.6%	28.3%
The effective tax rate is calculated by dividing income tax expense by income after net income attributable to noncontrolling interest and before income taxes. The effective tax rates presented are weighted averages of our multiple legal entities with effective income tax rates that differ from the statutory United States federal income tax rate of 34% due to the impact of state income taxes. The resulting consolidated effective rate can be significantly different than the statutory United States federal income tax rate of 34% due to the effect of operating losses in certain legal entities of the Company being offset by gains in other entities. The resulting consolidated effective tax rate is not necessarily representative of the effective tax rate in any of the individual tax entities of the Company. The Company expects to realize the benefit of current tax losses in future periods and therefore has not provided an allowance towards these losses. The tax provisions for the current fiscal year are based on our estimate of the Company’s annualized income tax rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The statute of limitations has lapsed for all U.S. federal returns prior to and including the fiscal year ended June 30, 2004. In May 2007, the Internal Revenue Service completed an examination of the Company’s U.S. income tax return for the fiscal year ended June 30, 2005. There were no material adjustments, penalties or interest resulting from this examination.
The Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying financial statements for any adjustments that might be incurred due to state, local or foreign audits.
On July 1, 2007, the Company adopted the standard of FASB covering accounting for uncertainty in income taxes. At the date of adoption, the gross amount of unrecognized tax benefits, interest and penalties was $290,000 that, if recognized, would affect the effective tax rate. As a result of the implementation of this standard, we recognized no additional adjustments in the liability for unrecognized income tax benefits. Additionally, adoption of this standard resulted in the reclassification of certain accruals for uncertain tax positions in the amount of $190,000 from current to other long-term expenses.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended September 30, 2009, there was no change in our unrecognized income tax benefits:
Reconciliation of Unrecognized Tax Benefits
(Dollars in thousands)

		Increases/(Decreases) in Unrecognized
		Tax Benefits As a Result of
		Tax Positions from			Lapse in
	July 1,	Prior	Current		Statute of	September 30,
	2009	Periods	Period	Settlements	Limitations	2009

Reserve for state nexus issues	$190	$—	$—	$—	$—	$190
Valuation allowance for Texas franchise tax refunds	19	—	—	—	—	19
State net operating loss and credit carryforwards	56	—	—			56

Unrecognized tax benefits	$265	$—	$—	$—	$—	$265
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
The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of this standard, the Company recognized accrued interest and penalties related to income tax matters in income tax expense. There was $48,000 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and as of September 30, 2009.
Note 7 — RELATED PARTY TRANSACTIONS
The Company purchases a majority of its outdoor patio furniture for the Mass segment from a Chinese factory that is 50% owned by an affiliate of Henry Crown and Company. Henry Crown and Company owns Woodard, LLC, from which the Company purchased certain assets in January 2008. As part of the purchase price in that transaction, Henry Crown and Company became the beneficial owner of more than 5% of our Common Stock. For the three months ended September 30, 2009, the Company purchased approximately $500,000 in products from the joint venture, which were sold to various customers. The Company currently does not have any agreements in place that compel either party to operate in any manner that differs from standard customer/vendor relationships. Based on this factor, the Company’s management has determined that the transactions between the two parties are at arms-length.

CRAFTMADE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, the Company formerly leased approximately 20,000 square feet of office space in Chicago, Illinois from an affiliate of Henry Crown and Company for $31,935 per month. This lease covered the former Woodard, LLC Chicago offices and expired on February 28, 2009. The Company subsequently initiated a new agreement with Henry Crown and Company for 1,989 square feet that commenced on January 15, 2009 and ended at the end of September 2009. The Company paid $4,475 per month for this space. The Company’s management has determined that the terms of both agreements represent fair market value.
Effective March 16, 2009, Todd Teiber accepted the position of Senior Vice-President of Specialty Sales with the Company. The Company acquired Teiber Lighting from Mr. Teiber in 2005, and Mr. Teiber has been party to a consulting agreement with the Company since that time, for which Mr. Teiber receives $100,000 per year. Under the terms of the Teiber Lighting acquisition, Mr. Teiber’s consulting agreement will end February 28, 2010. Mr. Teiber is also owner of Teiber Lighting Sales, which provides sales representation to the Company for its lighting and accessory products in the Specialty segment, in certain geographies. Mr. Teiber is no longer employed by Teiber Lighting Sales, but retains ownership of the company. Craftmade paid commissions of $69,000 to Teiber Lighting Sales in the quarter ending September 30, 2009. Based on an evaluation of similar transactions, the Company’s management has determined that the terms of Mr. Teiber’s employment as well as the use of Teiber Lighting Sales to represent Craftmade products both represent fair market value transactions.
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
Disclosure Regarding Forward-looking Statements
With the exception of historical information, the matters discussed in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Craftmade to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to, (i) statements concerning future financial condition and operations, including future cash flows, revenues, gross margins, earnings and variations in quarterly results, (ii) statements relating to anticipated completion dates for new products and (iii) other statements identified by words such as “may,” “will,” “should,” “could,” “might,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “forecasts,” “intends,” “potential,” “continue,” and similar words or phrases. These factors that could affect our financial and other results can be found in the risk factors section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or other circumstances.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. The Company’s management believes that certain estimates, assumptions and judgments derived from the accounting policies have significant impact on its financial statements, so the Company considers these to be its critical accounting policies. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC on September 28, 2009.
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

The estimated fair value of reporting units as of June 30, 2009 was determined using a combination of the income approach (discounted cash flow or “DCF” analysis) and the market approach (application of relevant revenue or income multiples, based on comparable companies).
The discounted cash flow method calculates the present value of future cash flows of each reporting unit. In order to determine the present value of these future cash flows for each reporting unit, it was necessary to forecast future revenues, cost of revenues, other operating expenses and capital expenditures. Management based these forecasts on current information and expectations about our operations, activities and strategies, as well as the impact of the economic environment and actions on our suppliers, customers and competitors. It should be noted that any such forecasts are subjective and inherently uncertain. Each DCF was prepared on an invested capital basis. Invested capital refers to the aggregate of all classes of debt and equity invested in the business. In preparing a DCF analysis on an invested capital basis, forecasted debt-free cash flow is discounted to present value at the reporting unit’s respective weighted average cost of capital. Interest expense is excluded from the forecast as debt-free cash flow represents an economic benefit that is available to all capital holders of an enterprise. The result of this analysis is to develop a measure of invested capital value.
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
We believe that both of these approaches have strengths and drawbacks. The DCF analysis captures management’s best estimates of earnings potential for the Company’s reporting units from a detailed level although numerous educated estimates are required throughout the process, which come with an inherent level of uncertainty. The market approach incorporates results of operations for several comparable companies in determining the revenue and EBITDA multiples applicable, but it can be difficult to find appropriate comparable companies and this approach ignores specific information about future strategies and actions that can be explicitly factored into the DCF approach. Our final valuation took into consideration both approaches, although we placed more weight on the DCF analysis versus the publicly traded guideline approach. We also applied a working capital adjustment to the concluded present value of invested capital for each reporting unit to normalize the surpluses or deficits in working capital at the reporting unit level.

In order to assess whether or not goodwill was impaired at the reporting unit level, the values developed in this process were compared with the book value of total equity of each reporting unit. If the reporting unit’s fair value of total equity is greater than the book value of total equity, then goodwill is not impaired and no further undertakings are required.
The Company will engage in interim testing for goodwill impairment if events or circumstances exist that create a significant likelihood that the fair value of a reporting unit has declined below its carrying amount. In doing so, the Company will follow the guidance given in the FASB standard on goodwill and other intangible assets, to help determine if such an event is likely. Based on this guidance the Company does not believe that an event has occurred since June 30, 2009 that creates a significant likelihood that the fair value of a reporting unit has declined below its carrying amount, therefore no additional evaluation has been performed.
Subsequent Events — In the preparation of its consolidated financial statements for the current quarter, the Company considered subsequent events through November 16, 2009, which was the date the Company’s consolidated financial statements were issued.

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
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
An unaudited, condensed overview of results for the three months ended September 30, 2009, and the corresponding prior year period is summarized as follows:
Summary Income Statement by Segment
(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Specialty	Mass	Total	Specialty	Mass	Total
Net sales	$14,394	$6,654	$21,048	$20,471	$9,694	$30,165
Cost of goods sold	(10,284)	(4,947)	(15,231)	(13,814)	(7,881)	(21,695)

Gross profit	4,110	1,707	5,817	6,657	1,813	8,470
As a % of net sales	28.6%	25.7%	27.6%	32.5%	18.7%	28.1%

Selling, general and administrative	(4,459)	(1,417)	(5,876)	(6,042)	(1,855)	(7,897)
As a % of net sales	31.0%	21.3%	27.9%	29.5%	19.1%	26.2%

Depreciation and amortization	(217)	(46)	(263)	(172)	(66)	(238)

Total operating expenses	(4,676)	(1,463)	(6,139)	(6,214)	(1,921)	(8,135)

Income (loss) from operations	$(566)	$244	(322)	$443	$(108)	335

Interest expense, net			(343)			(359)
Other income			—			5

Loss before income taxes			(665)			(19)
Income taxes benefit			288			51

Net income (loss)			(377)			32
Less: Net income attributable to noncontrolling interest			218			161

Net loss attributable to Craftmade International			$(595)			$(129)

Net Sales. Net sales for the Company decreased $9,117,000 or 30% to $21,048,000 for the quarter ended September 30, 2009, from $30,165,000 for the quarter ended September 30, 2008. The decrease is due to the reduced sales in both Specialty and Mass segments, as a result of the extreme decline in the housing market and dramatic overall economic downturn experience in the last year.

Management believes that the decline in the housing market and the overall economic downturn will continue to negatively impact the sales of the Company’s various product lines, particularly in the Specialty segment which is more closely correlated to new home starts. The Company continues to pursue its strategic growth plans, while also being highly focused on developing and implementing more immediate plans to mitigate the impact of the current economic downturn. The Company believes it is well situated to benefit from an economic recovery, but the timing of such recovery remains highly uncertain.
Net sales from the Specialty segment decreased $6,077,000 or 30% to $14,394,000 for the quarter ended September 30, 2009, compared to $20,471,000 for the quarter ended September 30, 2008, as summarized in the following table.
Net Sales of the Specialty Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
September 30, 2009	$9,050	$5,344	$14,394
September 30, 2008	12,359	8,112	20,471

Dollar increase (decrease)	$(3,309)	$(2,768)	$(6,077)

Percent increase (decrease)	(27%)	(34%)	(30%)
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
Net sales of the Mass segment decreased $3,040,000 or 31% to $6,654,000 for the quarter ended September 30, 2009, from $9,694,000 for the quarter ended September 30, 2008, as summarized in the following table:
Net Sales of Mass Segment
(Dollars in thousands)

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
September 30, 2009	$5,444	$1,210	$6,654
September 30, 2008	7,359	2,335	9,694

Dollar increase (decrease)	$(1,915)	$(1,125)	$(3,040)

Percent increase (decrease)	(26%)	(48%)	(31%)

Sales of lighting products and fan and lamp accessories to the Mass segment are primarily from the Company’s TSI and Design Trends subsidiaries, both of which experienced declines in the quarter ended September 30, 2009. The decrease in net sales of lighting and accessories was primarily the result of: (i) a decline in orders from Lowe’s related to indoor lighting; (ii) lower sales of non-core drop shipped products; and (iii) lower sales of fan accessories.
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
Management believes that sales to Lowe’s will increase in the coming fiscal year. Based on various line reviews, management believes that it will continue to be a primary vendor for Lowe’s mix and match portable lamps through Design Trends, and for Lowe’s lamp accessory/ceiling medallion programs through PHI, although based on feedback from Lowe’s the Company expects to see a reduction in the number of fan accessory SKUs it provides. Based on the number of outdoor furniture SKUs the Company has placed with Lowe’s for the upcoming year, the Company expects to see sales growth in this segment.
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
Gross Profit. Gross profit of the Company as a percentage of net sales decreased 0.5% to 27.6% for the quarter ended September 30, 2009, from 28.1% for the quarter ended September 30, 2008, primarily due to a decrease in margins in the Specialty segment, which was partially offset by increased margins in Mass, driven by margin improvements in lighting.
Gross profit as a percentage of net sales of the Specialty segment decreased 3.9% to 28.6% for the quarter ended September 30, 2009, from 32.5% in the quarter ended September 30, 2008. The decrease is summarized in the following table.
Gross Profit as a Percentage of Net Sales of Specialty Segment

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
September 30, 2009	32.4%	22.1%	28.6%
September 30, 2008	34.0%	30.3%	32.5%

Percent increase (decrease)	(1.6%)	(8.2%)	(3.9%)

The gross margin for ceiling fans and lighting was down slightly due to sales mix, while outdoor furniture margins saw a decrease due to inefficiencies created by lower utilization of production facilities, and higher than average returns and allowances.
Gross profit as a percentage of net sales of the Mass segment increased 7.0% to 25.7% of net sales for the quarter ended September 30, 2009, from 18.7% of net sales in the same prior year period, as summarized in the following table:
Gross Profit as a Percentage of Net Sales of Mass

	Fans	Woodard
	Lighting &	Outdoor	Segment
Three Months Ended	Accessories	Furniture	Total
September 30, 2009	31.0%	1.7%	25.7%
September 30, 2008	23.2%	4.6%	18.7%

Percent increase (decrease)	7.8%	(2.9%)	7.0%

Gross profit as a percentage of net sales for lighting and accessories in the Mass segment increased partially due to some reduction in costs experienced in our Design Trends subsidiary, as well as product mix shift driven by reduced sales in some lower margin items. Mass gross profit as a percent of net sales for Woodard outdoor furniture is low relative to other channels as all sales are direct import. Current quarter margins were exceptionally low due to high freight costs experience on a low sales base, given that the current quarter represents the off-season for Mass furniture sales.
Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses of the Company decreased $2,021,000 to $5,876,000 or 27.9% of net sales for the quarter ended September 30, 2009, from $7,897,000 or 26.2% of net sales for the same period last year.
Total Company
Selling, General and Administrative Expenses
(Dollars in thousands)

			Increase/
	Three Months Ended		(Decrease)
	September 30,	September 30,	Over Prior
	2009	2008	Year Period
Salaries and wages	$1,959	$2,482	(523)
Advertising	532	865	$(333)
Commissions	905	1,164	(259)
Accounting, legal and consulting	381	629	(248)
Health Insurance	182	343	(161)
Contract labor	150	311	(161)
Travel	119	274	(155)
Bank Charges	216	91	125
Other	1,432	1,738	(306)

	$5,876	$7,897	$(2,021)

The decrease in expenses was due to significant cost cutting efforts across all categories, including savings in salaries and wages and contract labor related to headcount reductions, lower advertising spending, and reductions in travel. The Company also experienced lower commissions due to reduced sales versus prior year. The Company expects to continue to see significant savings in SG&A expense versus last year, due to the continuing impact of the extensive cost cutting efforts noted above.
Additionally, on November 9, 2009 the Company announced its intention to delist its common stock from the NASDAQ Global Market “Nasdaq”. The Company also intends to subsequently deregister its common stock with the SEC and suspend its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends to move its common stock listing to OTCQX, the premier tier of the U.S. over-the-counter market, operated by Pink OTC Markets Inc. In addition to suspending its reporting requirements under the Exchange Act, if it is successful in these actions the Company will no longer bear the significant financial burden of complying with the Sarbanes-Oxley Act of 2002. The Company expects the cumulative impact of these actions to result in additional savings of $500,000 to $700,000 per year, although given the timing of the change these savings will not be fully realized in the current fiscal year.
Interest Expense. Net interest expense of the Company decreased $16,000 to $343,000 for the quarter ended September 30, 2009, from $359,000 for the quarter ended September 30, 2008. This decrease is primarily due to lower average debt balances than during the same period last year.
Noncontrolling Interest. Net income attributable to noncontrolling interest increased $57,000 to $218,000 for the quarter ended September 30, 2009, from $161,000 for the same period in the previous year. The increase in net income attributable to noncontrolling interest resulted from higher profits at Design Trends as a result of improved margins.
Provision for Income Taxes. The income tax benefit was $288,000 or 32.6% of loss before income taxes for the quarter ended September 30, 2009, compared to an income tax benefit of $51,000 or 28.3% of income before income taxes for the quarter ended September 30, 2008. The effective tax rate is calculated by dividing income tax expense by income after net income attributable to noncontrolling interest and before income taxes. The effective tax rates presented are weighted averages of our multiple legal entities with effective income tax rates that differ from the statutory United States federal income tax rate of 34% due to the impact of state income taxes. The resulting consolidated effective rate can be significantly different than the statutory United States federal income tax rate of 34% due to the effect of operating losses in certain legal entities of the Company being offset by gains in other entities. The resulting consolidated effective tax rate is not necessarily representative of the effective tax rate in any of the individual tax entities of the Company. See “Note 6 — Income Taxes” in the notes to the Company’s consolidated financial statements for additional detail regarding the Company’s policy for determining the provision for income taxes.
Liquidity and Capital Resources
The Company’s cash decreased $258,000 from $384,000 at June 30, 2009 to $126,000 at September 30, 2009. Net cash provided by the Company’s operating activities was $2,789,000 for the quarter ended September 30, 2009, compared to cash used by the Company’s operating activities of $1,801,000 for the same period last year. The increase in cash provided by operating activities was primarily due to reductions in average working capital over the course of the quarter.
The $268,000 of cash used in investing activities for the quarter ended September 30, 2009 was related to additional contingent consideration for the acquisition of Marketing Impressions, Inc., as well as some incremental tooling for the Owosso, Michigan production facility.

The $2,779,000 of cash used in financing activities for the quarter ended September 30, 2009 primarily resulted from net payments on the Company’s lines of credit. See “Long-Term Obligations” for further discussion of the Company’s debt facilities.
On July 10, 2009, the Company, together with certain of its direct or indirect subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Bank of America, N.A. (“Bank of America”). The Revolving Loan Agreement provides for revolving loans in an aggregate amount up to $40,000,000 and is secured by substantially all of the Borrowers’ assets, excluding its current real estate holdings. The Revolving Loan Agreement will terminate on July 10, 2012. On July 10, 2009 Woodard—CM, LLC (“Woodard”), a wholly-owned subsidiary of Craftmade entered into a Term Loan Agreement (the “Term Loan Agreement”) with The Frost National Bank, San Antonio, Texas (“Frost”), in conjunction with executing a Term Loan Note (“the Frost Note”), in the principal amount of $3,500,000, payable to Frost, secured by Woodard’s primary manufacturing and distribution facility located in Owosso, Michigan. The Term Loan Agreement will terminate on July 10, 2012. In the aggregate, the proceeds from the Revolving Loan Agreement and the Term Loan Agreement were used to pay off amounts owed under the Frost Loan Agreement dated as of December 31, 2007. The Company’s management believes that its new line of credit, combined with cash flows from operations, will be adequate to fund the Company’s current operating needs and debt service payments over the next 12 months.
Management anticipates that future cash flows will be used primarily to retire existing debt, fund potential acquisitions or other investments that will enhance long-term stockholder value and distribute earnings to its noncontrolling interest member. The Company remains committed to its business strategy of creating long-term earnings growth, maximizing stockholder value through internal improvements, making selective acquisitions and dispositions of assets, focusing on cash flow and retaining quality personnel.
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
Recent Accounting Pronouncements
In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Company will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Company’s financial position, results of operations or cash flows.

In May 2009, FASB issued a statement covering disclosure of subsequent events. This statement provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. This statement requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for financial reporting periods ending after June 15, 2009. The Company adopted this statement effective June 30, 2009 and has made the appropriate additional disclosures in its consolidated financial statements. In the preparation of its consolidated financial statements for the current quarter, the Company considered subsequent events through November 16, 2009, which was the date the Company’s consolidated financial statements were issued.
In June 2009, FASB issued a statement intended to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of a previous FASB statement covering consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept, and (2) concern about the application of certain key provisions of that same statement, including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is in the process of evaluating the impact this statement will have on its consolidated financial statements.
In December 2007, FASB issued a statement covering noncontrolling interests in consolidated financial statements. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. Noncontrolling interest was previously referred to as minority interest in the Company’s financial statements. This statement was effective for the Company as of July 1, 2009 and is appropriately reflected in the Company’s consolidated financial statements for the three months ended September 30, 2009.
In September 2006, FASB issued a statement covering fair value measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement was effective for the Company as of July 1, 2009 but currently has no impact on the Company’s consolidated financial statements.

Long-Term Obligations
The Company’s long-term obligations are summarized in the following table:
Summary of Long Term Obligations
(Dollars in thousands)

		Outstanding
		Balance	Current
	Commitment	Sept. 30, 2009	Interest Rate		Maturity
Revolving line of credit	$40,000	$13,759	4.25	%(1)	July 10, 2012
Note payable — facility, Coppell, TX	n/a	10,196	6.5%		December 10, 2017
Note payable — facility, Owasso, MI	n/a	3,452	5.25	%(2)	July 10, 2012
Capital lease obligation	n/a	57	7.6%		November 5, 2010

Sub-total		27,464
Less: current amounts due		(826)

Long-term obligations		$26,638

(1)	Based on 30 day LIBOR plus applicable margin of 4%

(2)	Based on Prime Rate plus applicable margin of 2%
As of June 30, 2009, the Company’s primary revolving line of credit was held by a banking group led by The Frost National Bank (“Frost”) and including Whitney National Bank and Commerce Bank, N.A., under, a Third Amended and Restated Loan Agreement (the “Frost Loan Agreement”) signed December 31, 2007 and maturing on December 31, 2009. The Company satisfied all obligations under the Frost Loan Agreement by repaying all outstanding amounts on July 10, 2009, and no other fees or payments are due or expected in relation to this agreement, or the related notes.
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
Loans under the Revolving Loan Agreement may be deemed to be either “Base Rate Loans” or “LIBOR Rate Loans.” Base Rate Loans will bear interest at a per annum rate equal to the greater of (a) the Prime Rate (as published by Bank of America); (b) the Federal Funds Rate, plus 0.50%; or (c) 30 day London Interbank Offered Rate (“LIBOR”), plus 1.0%, plus an applicable margin ranging from 0.75% to 1.25% based on Craftmade’s cash flow performance as measured by the Fixed Charge Coverage Ratio (as defined in the Revolving Loan Agreement) for the most recent month. LIBOR Rate Loans will bear interest at LIBOR for the applicable interest period (30, 60 or 90 days), plus an applicable margin ranging from 3.00% to 4.00% based on Craftmade’s cash flow performance as measured by the Fixed Charge Coverage Ratio (as defined in the Revolving Loan Agreement) for the most recent month. The maximum amount of loans under the Revolving Loan Agreement will be determined by a formula (the “Borrowing Base”) taking into consideration the receivables and inventory of the Borrowers, net of any reserves put into place by Bank of America. The Revolving Loan Agreement will terminate on July 10, 2012.

Pursuant to the Revolving Loan Agreement, the financial covenants required Craftmade to maintain a Fixed Charge Coverage Ratio of not less than 0.85 for the initial periods, and building to not less than 1.0 by August, 2009 and thereafter. All wholly-owned domestic subsidiaries of Craftmade, and Design Trends have agreed to be guarantors of the Revolving Loan Agreement (the “Guarantors”). Should Craftmade achieve and maintain a minimum of $6,000,000 of availability (calculated as the Borrowing Base minus the principal balance of all loans) for 60 days, the Fixed Charge Coverage Ratio shall not be tested until such time as availability drops below $6,000,000. At September 30, 2009 the Company had $4,466,000 of borrowing availability as determined by the Borrowing Base formula, and is in compliance with its covenants.
The Frost Note bears a floating interest rate based on Prime Rate (as published in the Wall Street Journal) plus 2.0% per annum. Pursuant to the Frost Note, Woodard has agreed to pay equal monthly payments of principal and interest based on a 10-year amortization schedule, with the unpaid principal and interest payable on July 10, 2012. As security for the payment and performance of the Frost Note, Woodard granted a mortgage lien to Frost in the Michigan Facility located at 210 S. Delaney Road, Owosso, Michigan, which Woodard acquired as part of the acquisition of substantially all of the net assets of Woodard, LLC. On the Closing Date, Craftmade and certain of its direct and indirect subsidiaries entered into guaranty agreements with Frost pursuant to which such entities agreed to guarantee payment and performance of the Note by Woodard.
Further information regarding the Revolving Loan Agreement and the Frost Note is detailed in the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2009.
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
Market risks at September 30, 2009 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC on September 28, 2009.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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
There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the SEC on September 28, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable

Item 3.	Defaults Upon Senior Securities
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5.	Other Information
On November 9, 2009, the Board of Directors of the Company, unanimously voted to voluntarily delist the Company’s Common Stock, from Nasdaq and subsequently to voluntarily terminate the registration of the Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection therewith, the Company notified Nasdaq on November 9, 2009, of the Company’s intention to file a Form 25 with the SEC on or about November 19, 2009. The Company anticipates that the Form 25 will become effective 10 days following its filing, or approximately November 29, 2009.
Following delisting from Nasdaq, it is anticipated that the Common Stock will be quoted on OTCQX a centralized electronic quotation service for over-the-counter securities, operated by Pink OTC Markets, Inc. The Company does not anticipate any difficulties in meeting all requirements to list its common stock on OTCQX, although there can be no assurances that it will be able to do so. Upon listing on OTCQX the Company intends to immediately begin reporting under OTCQX alternate reporting standards, including annual audited financial statements, unaudited quarterly financial statements and current information. The Company expects that the Common Stock will continue to trade on OTCQX so long as market makers demonstrate an interest in trading in the Common Stock.

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

Exhibit
Number		Description

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

CRAFTMADE INTERNATIONAL, INC.
(Registrant)
Date: November 16, 2009	/s/ J. Marcus Scrudder
J. MARCUS SCRUDDER
Chief Executive Officer

Date: November 16, 2009	/s/ C. Brett Burford
C. BRETT BURFORD
Chief Financial Officer